Form 10KSB
period 2006-12-31
Ozone Man, Inc.
filed 2008-01-22
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal years ended December 31, 2005 and December 31, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        Commission file number 000-09908

                               THE OZONE MAN, INC.
                             (F/K/A RPS GROUP, INC.)
                 (Name of small business issuer in its charter)

             Florida                                59-1947988
     (State of incorporation)          (I.R.S. Employer Identification No.)

           125 Main Street, Westport, CT                            06880
     (Address of principal executive offices)                    (Zip code)

                Issuer's telephone number, including area code:
                                 (203) 227-7485

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [X]   No [ ]

State issuer's revenue for its most recent fiscal year:  None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of October 15, 2007 the registrant had 690,153 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                               TABLE OF CONTENTS

                                     PART I
                                                                           Page
Item 1.  Description of Business                                              2
Item 2.  Description of Property                                              4
Item 3.  Legal Proceedings                                                    4
Item 4.  Submission of Matters to a Vote of Security Holders                  4

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             5
Item 6.  Management's Discussion and Analysis or Plan of Operation            5
Item 7.  Financial Statements                                                 6
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 6
Item 8A. Controls and Procedures                                              6
Item 8B. Other Information                                                    6

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act                    7
Item 10. Executive Compensation                                               8
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      8
Item 12. Certain Relationships and Related Transactions, and Director
         Independence                                                         9
Item 13. Exhibits                                                             9
Item 14. Principal Accountant Fees and Services                              10
Signatures                                                                   11


In this registration statement references to "RPS," "we," "us," and "our" refer to RPS Group, Inc.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to Place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

The Company was incorporated in Florida in 1979 under the name
Dauphin, Inc. and its original business was the marketing of cosmetics and hair care products. In March 1981 the Company completed an initial public offering and continued in business into 1982 at which time it ceased operations. In July 1994 the Company completed a reverse merger with RPS Enterprises, Inc. ("RPS") pursuant to which RPS became a wholly owned subsidiary, conducting a New York based limousine company. RPS ceased operations in early 1996 and the Company has conducted no business since that time. In August 2002, present management and beneficial stockholders purchased the majority of prior management's stock and in October 2002 sold back the operating subsidiary to prior management. The Company has been a shell company with no business or assets since 2002. This report covers the period from January 1, 2005 through December 31, 2006. Subsequent events in 2007-including an Agreement and Plan of Reorganization with The Ozone Man, Inc.-will be reported on appropriate forms 10-QSB and Form 8-K. See Financial Statements Note No. 8.

Our Plan

We have had no activity for the past two fiscal years covered by this report. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as we are dependent on financing to continue operations. Our management intends to merge with or acquire an operating business to create operating revenue.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of December 31, 2006, the period covered by this report we had not identified any business opportunity that we plan to pursue, nor had we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of RPS.

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving RPS.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 9, below.) Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter competition in our effort to locate attractive opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for the investigation and selection of a business opportunity.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.


ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.


ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

                                    PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on an established trading market.

Holders and Dividends

As of October 15, 2007 we had 692 shareholders of record holding
690,153 common shares. We have not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the years ended December 31, 2006 and 2005:
We have had no business operations since 2002. We have realized no revenues and have only incurred expenses such as professional and regulatory fees necessary to maintain our corporate shell for the purposes of merging with or acquiring an operating business. Those expenses totaled $22,559 and $22,810 for the years ended December 31, 2006 and 2005, respectively. As such we also recorded pre-tax net losses of $22,559 and $22,810 for the years ended December 31, 2006 and 2005, respectively. We also recorded income tax benefits for net operating losses incurred. Tax regulations permit us to will carry those losses forward under certain conditions and to apply them to future taxable income, if any. However, due to the possibility that we may not realize taxable income, we have not assigned any value to those tax benefits in the periods presented. Certain significant changes in ownership of the Company may restrict the future utilization of those tax loss carry-forwards.

Liquidity and Capital Resources: Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.

Our independent accounting firm has expressed substantial doubt that we can continue as a going concern unless, amongst other things, we obtain financing. At December 31, 2006, we had $1,710 in cash and liabilities of $47,457. Any liabilities we will incur will be related to legal, accounting and professional and administrative services required to prepare and file our reports with the SEC and the exchange.

Our plan for 2007 is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.
We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

As of December 31, 2006, the period covered by this report we had not identified any business opportunity that we plan to pursue, nor had we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

On October 17, 2007 the Company and its controlling shareholders entered into a definitive agreement whereby we would acquire the majority of the outstanding shares of The Ozone Man, Inc. See the notes to the financial statements for a more detailed discussion of this transaction, particularly Note No. 8.

Off-Balance Sheet Arrangements

None.


ITEM 7. FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.


ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT*

Our executive officer and director, his age and biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by a qualified director, and there are currently 2 vacancies. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name             Age   Position Held         Director Since
----             ---   -------------         --------------
Harold W. Paul   59    President, Director   August, 2002

Mr. Paul has been engaged in the private practice of law since 1975 and specialized in securities law since 1985. He has acted as securities counsel to numerous public companies over the past 20 years. He is admitted to practice in New York and Connecticut.

Audit Committee

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee. Our entire board acts as our audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the past fiscal year.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

* The information contained in Item 9 - Item 12 is as of December 31, 2006, the period covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation

Mr. Paul, who serves as Acting President of the Company, did not receive compensation for his services during the year ended December 31, 2006.
He was paid approximately $2,500 for legal services rendered to the
Company.   We have not entered into an employment contract with our executive officer.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.
Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 690,153 shares of common stock outstanding as of October 15, 2007.

                            CERTAIN BENEFICIAL OWNERS

Name and address of                   Amount and nature of         Percent
beneficial owners                     beneficial owner             of class
-------------------                   --------------------         --------

Harold W. Paul                               112,925                16.4 %
125 Main Street
Westport, CT 06880

Kirlin Holding                               210,350                30.5 %
6901 Jericho Tpke
Syosset, NY 11791

David Lindner                                 45,075                 6.5 %
6901 Jericho Tpke
Syosset, NY 11791

Anthony Kirinic                               45,075                 6.5 %
6901 Jericho Tpke
Syosset, NY 11791

Directors and Officers as a Group            112,925                16.4 %


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE

Transactions with Related Parties

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons other than the payment of legal fees of approximately $2,500 per annum.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).


ITEM 13. EXHIBITS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

                                                        2005       2006
                                                      --------   --------
Audit fees                                            $      0   $  3,500
Audit-related fees                                           0          0
Tax fees                                                     0          0
All other fees                                        $      0   $      0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


THE OZONE MAN, INC.

Date: January 21, 2008
By: /s/ Halden Shane
----------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 21, 2008
By: /s/ Halden Shane
----------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: January 21, 2008
By: /s/Richard Johnson
----------------------
Richard Johnson
Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
The Ozone Man, Inc.
(formerly, RPS Group, Inc.)

We have audited the accompanying balance sheets of The Ozone Man, Inc. (formerly, RPS Group, Inc.) ("the Company") as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ozone Man, Inc. (formerly, RPS Group, Inc.) at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital and stockholders' deficiency at December 31, 2006 and has incurred operating losses and has had no revenues for the years ended December 31, 2006 and 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
January 18, 2008

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                                 BALANCE SHEET


                                     ASSETS

                                                             December 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
Current Assets:
   Cash                                              $     1,710    $        12
                                                     ------------   ------------

        Total Current Assets                               1,710             12
                                                     ------------   ------------
Total Assets                                         $     1,710    $        12
                                                     ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable                                  $    47,457    $    36,500
                                                     ------------   ------------
        Total Current Liabilities                         47,457         36,500
                                                     ------------   ------------
        Total Liabilities                                 47,457         36,500
                                                     ------------   ------------

Commitments and Contingencies

Stockholders' Deficiency:
   Preferred Stock, $25 par value; 1,000,000 shares
     authorized, none issued and outstanding as of
     December 31, 2006 and
     December 31, 2005, respectively                           -              -
   Common Stock, $.01 par value; 75,000,000 shares
     authorized, 680,153 and 617,653 shares issued
     and outstanding as of December 31, 2006 and
     December 31, 2005, respectively                       6,802          6,177
   Additional Paid-In Capital                            666,484        653,809
   Accumulated Deficit                                  (719,033)      (696,474)
                                                     ------------   ------------
        Total Stockholders' Deficiency                  ( 45,747)      ( 36,488)
                                                     ------------   ------------
Total Liabilities and Stockholders' Deficiency       $     1,710     $       12
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                            STATEMENT OF OPERATIONS
                              FOR THE YEARS ENDED


                                                             December 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------

Net Revenues                                         $         -    $         -
                                                     ------------   ------------
Costs and Expenses:
   Professional Fees                                      16,600         16,500
   Transfer Agent Fees                                     5,309          5,988
   Filing Fees                                               150              -
   Other General and Administrative Expenses                 500            322
                                                     ------------   ------------
        Total Costs and Expenses                          22,559         22,810
                                                     ------------   ------------
Net Loss                                             $  ( 22,559)   $  ( 22,810)
                                                     ============   ============
Basic and Diluted Loss Per Share                     $  (    .03)   $  (    .04)
                                                     ============   ============
Weighted Average Basic and Diluted Shares Outstanding    677,756	584,461
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                     STATEMENT OF STOCKHOLDERS' DEFICIENCY
              FOR THE PERIOD JANUARY 1, 2005 TO DECEMBER 31, 2006

                                                               Additional
                                           Common Stock          Paid-In    Accumulated
                                       Shares       Amount       Capital      Deficit       Total
                                     ----------   ----------   ----------   -----------   ----------
Balance, January 1, 2005               567,653    $   5,677    $ 644,309    $ (673,664)   $( 23,678)

Sale of Common Stock                    50,000          500        9,500             -       10,000

Net Loss for the Year                        -            -            -      ( 22,810)    ( 22,810)
                                     ----------   ----------   ----------   -----------   ----------
Balance, December 31, 2005             617,653        6,177      653,809      (696,474)    ( 36,488)

Sale of Common Stock                    62,500          625       12,675             -       13,300

Net Loss for the Year                        -            -            -      ( 22,559)    ( 22,559)
                                     ----------   ----------   ----------   -----------   ----------
Balance, December 31, 2006              680,153   $   6,802    $ 666,484    $ (719,033)	  $( 45,747)
                                     ==========   ==========   ==========   ===========   ==========


The accompanying notes are an integral part of these financial statements.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                            STATEMENT OF CASH FLOWS
                              FOR THE YEARS ENDED


                                                             December 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------

Cash Flows from Operating Activities:
   Net Loss                                          $  ( 22,559)   $  ( 22,810)
   Adjustments to Reconcile Net Loss to Net Cash Used
    in Operating Activities:
   Changes in Assets and Liabilities:
     Increase in Accounts Payable                         10,957          9,500
                                                     ------------   ------------
        Net Cash Used in Operating Activities           ( 11,602)      ( 13,310)
                                                     ------------   ------------
Cash Flows from Investing Activities:                          -              -
                                                     ------------   ------------
Cash Flows from Financing Activities:
   Proceeds from Sale of Common Stock                     13,300         10,000
                                                     ------------   ------------
        Net Cash Provided by Financing Activities         13,300         10,000
                                                     ------------   ------------
Increase (Decrease) in Cash                                1,698       (  3,310)

Cash - Beginning of Year                                      12          3,322

Cash - End of Year                                   $     1,710    $        12
                                                     ============   ============

Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                     $         -    $         -
                                                     ============   ============
   Income Taxes Paid                                 $         -    $         -
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

         Organization

         The Ozone Man, Inc. ("the Company") was originally incorporated in the state of Florida in 1979 as Dauphin, Inc. ("Dauphin").
On June 27, 1994 Dauphin, through an exchange agreement, acquired
100% of the outstanding common stock of RPS Executive Limousines, Ltd., a privately held New York Corporation ("RPS Limo"). On July 19,
1994, Dauphin changed its name to RPS Enterprises, Ltd. and effected a one-for-three reverse split of its common stock. In addition, the Certificate of Incorporation was amended to (a) increase the number of authorized common shares, $.01 par value, from 10,000,000 shares to 20,000,000 shares and (b) to create 1,000,000 shares of a new class of cumulative convertible $25.00 preferred stock, with semi-annual dividends of $2.00 per share. The acquisition resulted in the RPS Limo shareholder emerging with a larger portion of voting rights of the combined company.
Accordingly, the transaction was treated for accounting purposes as a reverse acquisition.

         In August 2002, the then current management and other stockholders of RPS Enterprises, Ltd. purchased the majority of prior management's stock and changed the name from RPS Enterprises Ltd. to RPS Group, Inc. ("RPS Group"). In October 2002 RPS Group sold back the operating subsidiary (RPS Limo) to prior management. The Company has been a shell company with no significant assets or operations since 2002.

         In October 2007 RPS Group and its controlling shareholders entered into a definitive Agreement and Plan of Reorganization whereby RPS Group, Inc. acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation (a Development
Stage Company) ("Ozone Nevada") in exchange for the issuance of 44,250,000 shares of RPS Group common stock and $50,000 cash consideration. Although RPS Group is the legal acquirer, for accounting purposes Ozone Nevada is the surviving entity and, accordingly, the transaction will be accounted for as a reverse acquisition which is in substance a recapitalization of Ozone Nevada (see Note 8).

         Cash and Cash Equivalents

         The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Revenue Recognition

         For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101).
SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and
(4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

         Advertising Costs

         Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended December 31, 2006 and December 31, 2005.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

         Income Taxes

         The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Loss Per Share

         The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments

         The carrying value of cash and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

         Research and Development

         Research and development costs are charged to expense as incurred. Research and development costs amounted to $0 during the years ended December 31, 2006 and December 31, 2005.

         Stock Based Compensation

         The Company has adopted SFAS 123(R), "Share-Based
Payment," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and eliminates the intrinsic value method that was provided in SFAS 123, "Accounting for Stock-Based Compensation" for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants and therefore has no unrecognized stock compensation related liabilities or expense, unvested or vested, for the years ended December 31, 2006 and December 31, 2005.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

         Recent Accounting Standards and Pronouncements

         In February 2007, the FASB issued SFAS No. 159, "The
Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.
This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair
Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial statements.

         In February 2007, the SEC staff clarified its views related to changes in the classification of interest and penalties for periods prior to the adoption of FIN 48. Specifically, the SEC staff believes that if a registrant changes how it classifies interest and penalties upon adoption of FIN 48, it should not reclassify amounts in prior periods. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.
109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation will be adopted by the Company effective January 1, 2007. The adoption of this interpretation will not have a material impact on the Company's financial statements.


NOTE 2 - Going Concern

         The Company had no revenues and incurred net losses of $22,559 and $22,810 during the years ended December 31, 2006 and December 31, 2005, respectively. In addition, the Company had a working capital deficit of $45,747 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern (Continued)

         The Company's existence is dependent on management's ability to develop profitable operations and resolve its liquidity problems. In October 2007 RPS Group and Ozone Nevada effected a reverse acquisition with Ozone Nevada being the surviving entity for accounting purposes. Management is attempting to attain profitable operations for Ozone Nevada, however, there is no assurance that the Company will achieve such profitable operations.

         The Company is also attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

         The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 3 - Commitments and Contingencies

         The Company is not currently a party to any known ongoing, pending or threatened litigation, but may, from time to time, become a party to legal proceedings in the ordinary course of business.


NOTE 4 - Related Party Transactions

         Included in accounts payable is legal fees of $46,000 and $36,500 owed to the former President and Chief Executive Officer as of December 31, 2006 and December 31, 2005, respectively.


NOTE 5 - Common Stock

         During 2005 the Company sold 50,000 shares of common stock for $10,000.

         During 2006 the Company sold 62,500 shares of common stock for $13,300, including 10,000 shares to the former chief executive officer.


NOTE 6 - Preferred Stock

         The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

                              THE OZONE MAN, INC.
                          (FORMERLY, RPS GROUP, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Income Taxes

         At December 31, 2006, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $140,000, which may be applied against future taxable income, if any, through 2026. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

         At December 31, 2006, the Company has a deferred tax asset of approximately $48,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $48,000.


NOTE 8 - Subsequent Events

         In October 2007 RPS Group and its controlling shareholders entered into a definitive Agreement and Plan of Reorganization whereby RPS Group, Inc. acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation (a Development Stage Company) ("Ozone Nevada") in exchange for the issuance of 44,250,000 shares of RPS Group common stock and $50,000 cash consideration. Although RPS Group is the legal acquirer, for accounting purposes Ozone Nevada is the surviving entity and, accordingly, the transaction will be accounted for as a reverse acquisition which is in substance a recapitalization of Ozone Nevada.

         The Company also increased its authorized common shares from 20,000,000 shares to 75,000,000 shares and reverse split its outstanding common shares on a 1:20 basis. In addition, RPS Group, Inc., a Florida Corporation, changed its name to The Ozone Man, Inc. All share and per share data have been retroactively restated to reflect the recapitalization.