Form 10QSB
period 2007-03-31
Ozone Man, Inc.
filed 2008-03-27
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2007

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission file number 000-09908

                               THE OZONE MAN, INC.
                 (Name of small business issuer in its charter)

             Florida                                59-1947988
     (State of incorporation)          (I.R.S. Employer Identification No.)

 9454 Wilshire Blvd., Suite 600, Beverly Hills, CA                 90212
     (Address of principal executive offices)                    (Zip code)

                Issuer's telephone number, including area code:
                                 (310) 371-4171

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2007 the registrant had 680,153 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements							3

	Condensed Balance Sheet         					4

	Condensed Statement of Operations					5

  	Condensed Statement of Cash Flows					6

	Notes to Unaudited Condensed Financial Statements	 		7

Item 2. Management's Discussion and Analysis or Plan of Operation 		9

Item 3. Controls and Procedures							10


PART II: OTHER INFORMATION

Item 6.  Exhibits 								10

Signatures									11

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2007 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

GENERAL

The Ozone Man, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
                             CONDENSED BALANCE SHEET
                                  MARCH 31, 2007
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                              $     1,710
                                                                    ------------
        Total Current Assets                                              1,710
                                                                    ------------
Total Assets                                                        $     1,710
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts Payable                                                  $    50,457
                                                                    ------------
	Total Current Liabilities                                        50,457
                                                                    ------------
Total Liabilities                                                        50,457
                                                                    ------------
Commitments and Contingencies

Stockholders' Deficiency:
  Preferred Stock, $25 par value; 1,000,000 shares authorized,
    none issued and outstanding                                            -
  Common Stock, $.01 par value; 75,000,000 shares authorized,
    680,153 shares issued and outstanding                                 6,802
  Additional Paid-In Capital                                            666,484
  Accumulated Deficit                                                  (722,033)
                                                                    ------------
	Total Stockholders' Deficiency                                (  48,747)
                                                                    ------------
Total Liabilities and Stockholders' Deficiency                      $     1,710
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
                        CONDENSED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                  March 31,
                                                          ----------------------
                                                             2007        2006
                                                          ----------  ----------
Net Revenues                                              $    -      $    -
                                                          ----------  ----------
Costs and Expenses:
  Professional Fees                                           3,000       6,500
                                                          ----------  ----------
	Total Costs and Expenses                              3,000       6,500
                                                          ----------  ----------
Net Loss                                                  $(  3,000)  $(  6,500)
                                                          ==========  ==========
Basic and Diluted Loss Per Share                          $(    .00)  $(    .01)
                                                          ==========  ==========
Weighted Average Basic and Diluted Shares Outstanding       680,153     670,431
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
                        CONDENSED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)
                                                                  March 31,
                                                          ----------------------
                                                             2007        2006
                                                          ----------  ----------

Cash Flows from Operating Activities:
  Net Loss                                                $(  3,000)  $(  6,500)
  Adjustments to Reconcile Net Loss to Net Cash Used
    in Operating Activities:
    Changes in Assets and Liabilities:
      Increase in Accounts Payable                            3,000         500
                                                          ----------  ----------
	Net Cash Used in Operating Activities                  -      (   6,000)
                                                          ----------  ----------
Cash Flows from Investing Activities:                          -           -
                                                          ----------  ----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                           -         13,300
                                                          ----------  ----------
	Net Cash Provided by Financing Activities              -         13,300
                                                          ----------  ----------
Increase (Decrease) in Cash                                    -          7,300

Cash - Beginning of Period                                    1,710          12

Cash - End of Period                                      $   1,710   $   7,312
                                                          ----------  ----------
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                           $    -      $    -
                                                          ==========  ==========
  Income Taxes Paid                                       $    -      $    -
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

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

     In October 2007 RPS Group and its controlling shareholders entered into a definitive Agreement and Plan of Reorganization whereby RPS Group, Inc. acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation ("Ozone Nevada") in exchange for the issuance of 44,250,000 shares of RPS Group common stock and $50,000 cash consideration. Although RPS Group is the legal acquirer, for accounting purposes Ozone Nevada is the surviving entity and, accordingly, the transaction will be accounted for as a reverse acquisition which is in substance a recapitalization of Ozone Nevada (see Note 2).

     Condensed Financial Statements

     In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

     Going Concern

     The Company incurred a net loss of $3,000 for the three months ended March 31, 2007. In addition, the Company had a working capital deficiency and stockholders' deficiency of $48,747 at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

     Going Concern (Continued)

     The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

     The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications or liabilities that may result should the Company be unable to continue as a going concern.


NOTE 2 - Subsequent Events

     In October 2007 RPS Group and its controlling shareholders entered into a definitive Agreement and Plan of Reorganization whereby RPS Group, Inc. acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation ("Ozone Nevada") in exchange for the issuance of 44,250,000 shares of RPS Group common stock and $50,000 cash consideration. Although RPS Group is the legal acquirer, for accounting purposes Ozone Nevada is the surviving entity and, accordingly, the transaction will be accounted for as a reverse acquisition which is in substance a recapitalization of Ozone Nevada.

     Effective with the exchange, the Company conducted a one-for-twenty (1 for 20) reverse split of its common stock and increased its authorized common shares from 20,000,000 shares to 75,000,000 shares. In addition, RPS Group, Inc., a Florida Corporation, changed its name to The Ozone Man, Inc. All share and per share data have been retroactively restated to reflect the recapitalization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report references to "Ozone Man," "we," "us," and "our" refer to The Ozone Man, Inc.

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

Results of Operations for the three months ended March 31, 2007: We have had no business operations since 2002. We have realized no revenues and have only incurred expenses such as professional and regulatory fees necessary to maintain our corporate shell for the purposes of merging with or acquiring an operating business. Those expenses totaled $3,000 and $6,500 for the three months ended March 31, 2007 and 2006, respectively. As such we also recorded pre-tax net losses of $3,000 and $6,500 for first quarter of 2007 and 2006, respectively.

Liquidity and Capital Resources: Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.

Our independent accounting firm has expressed substantial doubt that we can continue as a going concern unless, amongst other things, we obtain financing. At March 31, 2007, we had $1,710 in cash and liabilities of $50,457. Any liabilities we will incur will be related to legal, accounting and professional and administrative services required to prepare and file our reports with the SEC and the exchange.

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

As of March 31, 2007, we had not identified any business opportunity that we plan to pursue, nor had we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

On October 17, 2007 the Company and its controlling shareholders entered into a definitive agreement whereby we would acquire the majority of the outstanding shares of The Ozone Man, Inc. See the notes to the financial statements for a more detailed discussion of this transaction, particularly Note No. 2.

Off-Balance Sheet Arrangements

None.


ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


PART II: OTHER INFORMATION

ITEM 6. EXHIBITS


Part I Exhibits

31.1   Principal Executive Officer Certification

31.2   Principal Financial Officer Certification

32.1   Section 1350 Certification


Part II Exhibits

3.1   Articles of Incorporation
      (Incorporated by reference to exhibit 3.1 to Form 10-KSB, filed on January 22, 2008.)

3.3   Bylaws
      (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                  THE OZONE MAN, INC.

Date: March 25, 2008              By: /s/ Halden Shane
                                      ----------------------
                                      Halden Shane
                                      President, Principal Executive Officer,
                                      Principal Financial Officer, and Director