Form 10QSB
period 2007-09-30
Ozone Man, Inc.
filed 2008-03-27
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2007

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

As of September 30, 2007 the registrant had 680,153 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

GENERAL

The Ozone Man, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

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

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
                             CONDENSED BALANCE SHEET
                                SEPTEMBER 30, 2007
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                              $     1,032
                                                                    ------------
        Total Current Assets                                              1,032
                                                                    ------------
Total Assets                                                        $     1,032
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts Payable                                                  $    56,457
                                                                    ------------
	Total Current Liabilities                                        56,457
                                                                    ------------
Total Liabilities                                                        56,457
                                                                    ------------
Commitments and Contingencies

Stockholders' Deficiency:

Stockholders' Deficiency:
  Preferred Stock, $25 par value; 1,000,000 shares authorized,
    none issued and outstanding                                            -
  Common Stock, $.01 par value; 75,000,000 shares authorized,
    680,153 shares issued and outstanding                                 6,802
  Additional Paid-In Capital                                            666,484
  Accumulated Deficit                                                  (728,711)
                                                                    ------------
	Total Stockholders' Deficiency                                (  55,425)
                                                                    ------------
Total Liabilities and Stockholders' Deficiency                      $     1,032
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the Three            Fort the Nine
                                                   Months Ended             Months Ended
                                                   September 30,            September 30,
                                              ----------------------   ----------------------
                                                 2007        2006         2007        2006
                                              ----------  ----------   ----------  ----------
Net Revenues                                  $    -      $     -      $     -     $      -
                                              ----------  ----------   ----------  ----------

Costs and Expenses:
  Professional Fees                               3,000       3,000        9,000      13,600
  Other General and Administrative Expenses         528         508          678       3,852
                                              ----------  ----------   ----------  ----------
	Total Costs and Expenses                  3,528       3,508        9,678      17,452
                                              ----------  ----------   ----------  ----------
Net Loss                                      $(  3,528)  $(  3,508)   $(  9,678)  $( 17,452)
                                              ==========  ==========   ==========  ==========
Basic and Diluted Loss Per Share              $(    .01)  $(    .01)   $(    .01)  $(    .03)
                                              ==========  ==========   ==========  ==========
Weighted Average Basic and Diluted
  Shares Outstanding                            680,153     680,153      680,153     676,948
                                              ==========  ==========   ==========  ==========


The accompanying notes are an integral part of these financial statements.

                               THE OZONE MAN, INC.
                           (FORMERLY, RPS GROUP, INC.)
                        CONDENSED STATEMENT OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED
                                   (Unaudited)


                                                               September 30,
                                                          ----------------------
                                                             2007        2006
                                                          ----------  ----------


Cash Flows from Operating Activities:
  Net Loss                                                $(  9,678)  $( 17,452)
  Adjustments to Reconcile Net Loss to Net Cash Used
    in Operating Activities:
    Changes in Assets and Liabilities:
      Increase in Accounts Payable                            9,000       6,500
                                                          ----------  ----------
	Net Cash Used in Operating Activities              (    678)  (  10,952)
                                                          ----------  ----------
Cash Flows from Investing Activities:                          -           -
                                                          ----------  ----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock	                       -         13,300
                                                          ----------  ----------
	Net Cash Provided by Financing Activities              -         13,300
                                                          ----------  ----------
Increase (Decrease) in Cash                                (    678)      2,348

Cash - Beginning of Period                                    1,710          12
                                                          ----------  ----------
Cash - End of Period                                      $   1,032    $  2,360
                                                          ==========  ==========

Supplemental Disclosures of Cash Flow Information:

  Interest Paid	                                          $    -      $    -
                                                          ==========  ==========
  Income Taxes Paid                                       $    -      $    -
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

     Going Concern

     The Company incurred a net loss of $9,678 for the nine months ended September 30, 2007. In addition, the Company had a working capital deficiency and stockholders' deficiency of $55,425 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the three and nine months ended September 30, 2007: We have had no business operations since 2002. We have realized no revenues and have only incurred expenses such as professional and regulatory fees necessary to maintain our corporate shell for the purposes of merging with or acquiring an operating business. Those expenses totaled $3,528 and $9,678 for the three and nine months ended September 30, 2007, respectively, as compared to the prior year of $3,508 and $17,452 for the same three and six month periods in 2006. As such we also recorded pre-tax net losses of $3,528 and $9,678 for the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources: Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.

Our independent accounting firm has expressed substantial doubt that we can continue as a going concern unless, amongst other things, we obtain financing. At September 30, 2007, we had $1,032 in cash and liabilities of $56,457. Any liabilities we will incur will be related to legal, accounting and professional and administrative services required to prepare and file our reports with the SEC and the exchange.

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

As of September 30, 2007, the period covered by this report we had identified a business opportunity and had reached a preliminary agreement concerning an acquisition.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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