Form 10KSB
period 2007-12-31
Ozone Man, Inc.
filed 2008-04-03
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        Commission file number 000-09908

                               THE OZONE MAN, INC.
                 (Name of small business issuer in its charter)

             Florida                                59-1947988
     (State of incorporation)          (I.R.S. Employer Identification No.)

9454 Wilshire Blvd., Penthouse, Beverly Hills, CA                  90212
     (Address of principal executive offices)                    (Zip code)

                Issuer's telephone number, including area code:
                                 (800) 525-1698

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State issuer's revenue for its most recent fiscal year:  None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 15, 2008 the registrant had 34,940,437 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                               TABLE OF CONTENTS

                                     PART I
                                                                           Page
Item 1.  Description of Business                                              2
Item 2.  Description of Property                                              6
Item 3.  Legal Proceedings                                                    6
Item 4.  Submission of Matters to a Vote of Security Holders                  6

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             7
Item 6.  Management's Discussion and Analysis or Plan of Operation            7
Item 7.  Financial Statements                                                 8
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 8
Item 8A. Controls and Procedures                                              8
Item 8B. Other Information                                                    8

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act                    9
Item 10. Executive Compensation                                              10
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     10
Item 12. Certain Relationships and Related Transactions, and Director
         Independence                                                        12
Item 13. Exhibits                                                            12
Item 14. Principal Accountant Fees and Services                              12
Signatures                                                                   13


In this registration statement references to "Ozone Man," "we," "us," and "our" refer to The Ozone Man, Inc.


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

                                     PART I

Item 1. Description of Business

History

The Company was incorporated in Florida in 1979 under the name Dauphin, Inc. and its original business was the marketing of cosmetics and hair care products. In March 1981 the Company completed an initial public offering and continued in business into 1982 at which time it ceased operations. In July 1994 the Company completed a reverse merger with RPS Enterprises, Inc. ("RPS") pursuant to which RPS became a wholly owned subsidiary, conducting a New York based limousine company. RPS ceased operations in early 1996 and the Company has conducted no business since that time. In August 2002, certain investors purchased the majority of prior management's stock and in October 2002 sold back the operating subsidiary to prior management and changed the Company name to RPS Group. In October 2007 RPS Group and its controlling shareholders entered into a definitive Agreement and Plan of Reorganization whereby RPS Group acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation (a Development Stage Company) ("Ozone Nevada") in exchange for the issuance of 34,250,000 shares of RPS Group common stock and $50,000 cash consideration. Although RPS Group is the legal acquirer, for accounting purposes Ozone Nevada is the surviving entity and, accordingly, the transaction will be accounted for as a reverse acquisition which is in substance a recapitalization of Ozone Nevada.

Business

The Company is engaged in home inspection, air quality testing and ozone indoor cleaning together with ultraviolet germicidal maintenance and intends to franchise and/or license these operations.

Products

Ozone is a pale blue, unstable gas molecule because it consists of 3 atoms, whereas oxygen is a molecule consisting of 2 oxygen atoms. This ozone molecule is so unstable that it quickly breaks away from the other oxygen atoms. These lone oxygen atoms go in search of other atoms to re-form into oxygen. If it finds a carbon or sulfur molecule, it will break into that molecule destroying it in the process. Free oxygen atoms are highly reactive and they will oxidize or inactivate almost anything including most viruses, bacteria, and organic and inorganic compounds they contact, making ozone an enormously powerful disinfectant and oxidizer. Since most indoor air pollutants are carbon and sulfur based, ozone will attack them, leaving only oxygen in their place. Ozone is a much stronger oxidizer than common disinfectants such as chlorine and hypochlorite. The usage of chlorine in many countries has been decreased significantly due to the possible formation of carcinogenic by-products during the disinfections process. In contrast, ozone disinfections using the Company's methodology does not produce any harmful residues, all carcasses are vacuumed with HEPA vacuum, and all the residual ozone will be converted back to oxygen in a short time. Ozone produced using ultra-violet is considered an environmentally friendly disinfectant.

Ozone is not to be confused with smog, which is commonly referred to as ozone. Low level or surface ozone (smog) is formed when oxygen combines with volatile organic compounds (nitrogen oxides from motor vehicles and power plant emissions, solvents, etc.), which then chemically react in the presence of sunlight and warmth.

Ozone is produced by lighting (that "fresh air smell" after a storm) and by ultra-violet radiation. Ozone gas purifies the air and environment naturally, leaving oxygen in its place.

Our proprietary UV ozone generators produce nothing but ozone. Most other manufacturers of ozone equipment produce nitrous oxides, which when mixed with moisture become nitric acid, which is dangerous. The EPA has determined that the highest level of safe ozone is 0.05 ppm. Our high-powered generators produce ozone at lethal levels exceeding 20.0 ppm. This is why people, pets, or plants cannot remain in the property during our treatments that average 4 hours in length.

Market

Recognition of indoor pollution is growing. The EPA has indicated that at least 50% of all illnesses are caused or aggravated by indoor air pollution and made it among its top five most urgent environmental issues. According to the EPA, this problem creates over $1 billion in direct healthcare costs, and as much as $60 billion in annually lost productivity. Further, the EPA states that today's homes contain an estimated 1,500 hazardous compounds from approximately 3,000 man-made products. Even low levels of pollutants emitted by these products can affect human health over a period of months or years. Ozone can also be used to kill, inactivate, reduce, and in some cases eliminate most of the broad causes of indoor pollution such as: allergens, dust mites, bacteria, residue from pesticides, construction by-products, inactivates viruses, and smoking and cooking odors.

Accordingly, we seek to position The Ozone Man, Inc. as a leader in the residential and commercial indoor inspection, air testing and ozone deep cleaning treatment. We have developed and acquired a platform of ozone generator products, services and technologies.

We believe The Ozone Man, Inc.'s products will help real estate brokers who had lost a sale because of bad odor in the house, had a listing they knew would be hard to sell because of odors, and had buyers with allergies who requested testing for the indoor air quality. The Ozone Man, Inc. can quickly and effectively eliminate those odors without risk using an all-natural and chemical free solution.

The Ozone Man, Inc. methodology is a process that purifies the air in a home or building. This process eliminates pet odors, cooking smells, smoking odors, and chemical smells (such as paint, glue, new carpets, etc.). It will also eliminate most germs, viruses, bacteria, mildew, and mold, in a multi-process one-day event.

Services

We do indoor inspections and indoor air testing which is certified by the Indoor Environment Standards Organization (IESO) and Environmental Solutions Association (ESA). This translates to professional sampling capabilities as well as indoor contamination inspection certifications. We inspect for any type of indoor environmental problems.

On February 23, 2008 we purchased from S.C.O. Medallion Healthy Homes LTD all intellectual property for the Medallion methodology system and all marketing materials, studies and information required to operate the system including patents, trademarks, extensions, applications, copyrights, equipment and technology that specifically relate to the products and services of the business. This provides us with the ozone treatment system that is the core of our business model.

We are a solution provider for these indoor pollution problems. Our ozone deep cleaning treatment is a remedy for indoor pollution about 75-80% effective.
When extreme contamination problems exist, we may call in other professionals to assist in the remediation process and/or refer the client to another source for the solution.

We provide indoor pollution maintenance for all buildings. We call our system the "Terminator", and it involves installation of a UV germicidal system in the air ducts or air conditioning systems. This purifies the air before it enters the indoor environment and insures the client of a clean fresh air supply at all times. If there is not a forced air or air conditioning system in the home or building, we have freestanding UV germicidal systems.

Our ozone deep cleaning treatment involves placing The Ozone Man, Inc. UV ozone generators throughout an uninhabited home or building. Depending on the type of contamination, the generators are left running for 4-8 hours. This is the essential time allotted for the ozone to oxidize all the contaminants in the indoor environment, leaving the space odor and contaminant free. This one step process works on all types of odors, including smoke, pet, cooking and chemical odors and kills and or eliminates all allergens, bacteria and viruses.

Decontaminated space will remain as such, as long as you do not reintroduce the problem. Our inspection service will first identify the problem, and once the source is removed/repaired, the treatment is then complete and the problem is solved. However, if you are a smoker and if you start smoking again in the residence/office and/or you are a pet owner and you bring the pets back into the residence and/or your residence building has another leak/water intrusion, the problem will reoccur and another treatment will be required. Once our treatment is complete, the indoor environment is a healthy place to reside or work.

The cost per treatment depends on the size of the dwelling and the type of contamination. Residential dwellings range from $499 for apartments to $875 for homes up to 2,500 sq ft. Depending on size, vehicles, RV's and boats range from $99 to $349. Inspection services start at $175 and if sampling is required, those prices are $595 with lab costs not included. Installed UV systems begin at $495. Commercial jobs generally run around $.35 per sq ft.

Franchising and Licensing

We plan on bringing The Ozone Man, Inc. to the public via independent service franchises or licenses. Our franchisees or licensees will perform home inspection, indoor air testing using a federally certified United States lab - our franchisees or licensees initial revenue source. After laboratory results are obtained, the technician will evaluate results to determine the appropriateness of our ozone deep cleaning treatment. If conditions are appropriate, our franchisees will use our ultraviolet generators to perform ozone deep cleaning treatment - a second revenue source. During this treatment ozone will be substituted for indoor oxygen at the location. Prior to the treatment all persons, plants, and pets will be removed. The level of ozone to be obtained will be at least 10 ppm. At these levels, ozone deep cleaning treatment has been shown to reduce, inactivate, or in some cases eliminate allergens, VOC's, bacteria/viruses, cleaning and pesticide residue, mold, cooking & smoking odors and dust mites.

After the removal of ozone, which has a half-life of 20 minutes - 2 hours, the room will be tested. When ozone levels are below EPA standards individuals may reenter the property. We plan to develop an Ozone Man accessory line to help with maintenance of the indoor air quality environment. We believe opportunities will develop for ongoing ozone deep cleaner treatment as a maintenance service - providing our franchisees or licensees with a third source of revenue. These may be in the form of ongoing maintenance contracts thereby generating recurring revenue.

There are multiple trends that we believe Ozone Man can capitalize to make our franchises or licensees extremely desirable. We are offering an environmentally friendly alternative to harsh chemicals. In addition to the detriment that occurs to the environment when these chemicals are disposed of, their use within homes is a source of indoor pollution.

We believe our services provide tangible health benefits for persons living and working in areas plagued by high levels of indoor pollution. These benefits should be most recognizable for individuals who are highly allergic and with faltering health. Accordingly, we believe that our services will be highly sought after by much of America's aging population. Moreover, products perceived to provide health benefits are less susceptible to economic cycles. By providing health related services to America's aging population we are focused on two critical trends in the nation. Across many areas of the country, real estate prices are severely declining and inventories of real estate are growing. This decline is also related to job cutbacks in many real estate, mortgage, and related industries. Many experts are even forecasting an overall deterioration for the domestic economy. We believe that Ozone Man franchises are ideally suited for launch under these conditions.

Brokers can utilize ozone deep cleaner treatment to assist them in speeding sales of slow-moving properties. Many of the areas most severely affected by the downturn in the real estate market are inhabited by aging populations and have substantial amounts of new construction. As mentioned earlier, many new construction materials contribute to indoor air quality problems - providing an exceptional opportunity for us.

Many individuals employed as mortgage and real estate brokers have developed sales skills and may seek alternate employment given the current market conditions in these industries. We believe an investment in an Ozone Man franchise or licenses can be well suited for such individuals. Over the past 5 or 10 years, many individuals generated tremendous capital in these industries. Additionally, as many of these industries are largely based on commissions, these individuals have developed an entrepreneurial spirit. With enough capital to start launch their businesses, sales skills to effectively market their product, and an entrepreneurial mindset, these individuals should be able to recognize tremendous value, and invest in an Ozone Man franchise. With Ozone Man maintenance programs, our franchises or licenses will have the added benefit of contractual recurring revenue, a distinguishing feature from many other franchise opportunities, and a revenue source for our company that typically merits higher valuations from Wall Street.

With the winding down of America's military operations in Iraq many former service persons are returning with knowledge of proper handling procedures for hazardous materials. The training that these individuals received on handling biologically and chemically active substances would serve as an excellent background for the operation of an Ozone Man franchise or license.

Real Estate Agents are our first line of potential franchisees. With the national slowdown in the real estate markets, we feel that many real estate agents are seeking to provide ancillary services where they can use their real estate skills and contacts to sell a home treatment service, such as ozone deep cleaning treatment, to many of their old and potential new clients as well as other associates in the real estate industry. Another key selling point is the testing and methodology that Ozone Man uses is a way of protecting the real estate agent against potential litigation for non-disclosure of mold and other related issues. The real estate agent is seen as having a built in client and referral base along with a demonstrated ability to pass tests, which requires industry comprehension and understanding of rules and regulations.

Police and Fireman: Most responders are in touch and connected within the local community and have community respect. They possess a relationship with numerous businesses, restaurants, apartment and homeowners. They have had training in hazardous materials, and understand the importance of healthy home environments and safety. Most are physically fit and some may have a desire to operate a secondary business that fits into their schedule, which typically consist of two days on followed by two days off. They may use their trained skills in a different application without the personal risks inherit of their profession.

One of last groups of prospective franchisees will be troops coming home from the Middle East. There will be over 200,000 troops coming back to the work place in the near future. Many have lost jobs as a result of their military duties oversees and would be seeking opportunities that can provide for their family's welfare. Most are physically fit and likely to be trained in toxic chemical use and hazardous materials care, therefore they would be suited to address and safety issues surround the use of ozone for treating indoor air pollution. Additionally, we will assist each soldier in obtaining federal funding from federally supported sources available only to veterans, for them to acquire franchisees.

We have recently aligned with a number of manufacturers of air testing kits and ozone generation equipment manufacturers. We currently do not consider any one supplier to be critical to our operations. Our management team is currently seeking to develop strategic alliances with governmental relations specialists. We believe these efforts can result in home purchasers being given an option to have the indoor air quality of their future home tested prior to the closing of a transaction. We are actively pursuing the development of strategic alliances that we feel are advantageous to the Company.

Competitors & Future Competition

Although we are unaware of any direct public competition, we believe that we will be faced with competition from an array of household cleansers, pesticides, and remediation companies (among others) for our services. Many retailers market a variety of air purifiers. The ozone generation business may lead to multiple competitors and competition.

Employees

We currently have 3 employees, 1 of which is full time.


Item 2. Description of Property

The Company leases 400 sq ft at 9454 Wilshire Blvd., Beverly Hills, CA 90212 at $30,000 annually in a professional office building. We believe the current facilities are adequate for the immediate future.


Item 3. Legal Proceedings

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


Item 4. Submission of Matters to a Vote of Security Holders

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

                                    PART II

Item 5. Market Price For Common Equity and Related Stockholder Matters

Market Information

Our common stock is not listed on an established trading market.

Holders and Dividends

As of March 15, 2008 we had 702 shareholders of record holding 34,940,437 common shares. This number does not include the common stock recently sold in a private placement as those shares have been subscribed for, but are not yet issued and outstanding.

We have not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities

In the first quarter of 2008, we sold 1,675,000 shares of common stock for total consideration of $335,000 pursuant to Regulation D Rule 505.

Issuer Purchase of Securities

None.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for the initial period ended December 31, 2007: Ozone Man
(FL) has had no business operations since 2002. Ozone Man (NV), acquired in October 2007 was incorporated in September 2007 and is a development stage company that has not yet generated revenues from planned operations. We have only incurred expenses such as professional and regulatory fees and merger expenses. Those expenses totaled $47,304 for the initial period ended December 31, 2007. As such we also recorded a net loss of $32,860 for the initial period ended December 31, 2007.

Liquidity and Capital Resources: Our business plan is to engage in the home inspection, air quality testing and ozone indoor cleaning business. We also intend to license or franchise these operations. We have very limited sources of capital as we have not yet generated revenues from operations.

We are currently engaged in a private placement pursuant to Regulation D, Rule 505, and have raised $335,000 from the sale of 1,675,000 shares of common stock in the first quarter of 2008. If the entire private placement is sold, we may raise an additional $665,000. If we are able to raise the additional funds, we believe it should be sufficient to implement our business plan through the end of 2008. There is no assurance additional private placement funds will actually be raised and the failure to do so will make it more difficult to implement our business plan.

Our independent accounting firm has expressed substantial doubt that we can continue as a going concern unless, among other things, we obtain financing. At December 31, 2007, we had $3,095 in cash and liabilities of $27,413.

Plan of Operation

We have purchased all intellectual property related to the ozone cleaning methodology and are finalizing an agreement to acquire air quality testing equipment. Once both pieces are in place we intend to penetrate both the residential and commercial markets with our services and products. We have developed a comprehensive marketing plan and advertising materials and intend to provide these materials to and train real estate agents, first responders and others in the use of both the ozone cleaning system and air testing equipment.

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

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


Item 8B. Other Information

See History in Item 1 above. A change in control occurred in October 2007. Control was acquired by Halden S. Shane, Richard L. Johnson, Juliann Gold and Roar Investment, LLC pursuant to an Agreement and Plan of Reorganization dated October 15, 2007. The above named parties own 62% of the Company's outstanding common stock. Control was acquired from Harold Paul, David Lindner, Anthony Kirincic and Kirlin Holding Corp., the majority shareholders of RPS Group, Inc. Consideration paid was $50,000, comprised of $25,000 in company funds of the Ozone Man, Inc., the acquired company, and a $25,000 promissory note. Mr. Paul resigned as an acting officer and director upon the closing of the transaction on October 17, 2007. As a result of the transaction, the Company ceased being a shell company. Inasmuch as the Company's stock was not trading and the Company would not have been able to timely supply the requisite financial information, it deferred reporting these events until the current filing.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(A) of the Exchange Act

Our executive officers and directors, their ages and biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                   Age   Position Held                       Director Since
--------------------   ---   ---------------------------------   --------------

Halden S. Shane        63    Chief Executive Officer, Director   October 2007

Richard L. Johnson     72    Chief Operating Officer,            October 2007
                             Secretary, Director

Willie L. Brown, Jr.   73    Director                            October 2007

Halden S. Shane: Dr. Shane has been our Chairman since the Company's inception. For the past five years he has served as President and CEO of Tiger of Tiger Management International: a private management company that deals in business management of private and public companies. Dr. Shane was also: Founder and General Partner of Doctors Hospital West Covina, California. Prior to the previous mentions, Dr. Shane practiced podiatric surgery specializing in ankle arthroscopy.

Richard L. Johnson: Since his admission to the California State Bar Association in 1961, Mr. Johnson has served as a business manager/attorney and consultant to a variety of individuals and companies. He is presently active in private practice in Los Angeles, California.

Willie Brown, Jr.: Mr. Brown has served two terms as the Mayor of the City and County of San Francisco (1996-2004). Prior to his service as Mayor, Mr. Brown served as speaker of the California State assembly from 1980 thorough 1995. Mr. Brown had also been a member of the state assembly since 1964 and has served on the Boards of California State University and Calpers.

Audit Committee

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

Code of Ethics

We have not yet adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.


Item 10. Executive Compensation

Executive Officer Compensation

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2007. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the year ended December 31, 2007. Further, we have not entered into an employment agreement with any officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.
The Company intends to enter in an employment agreement with the Chief Executive Officer when it has began to generate revenues and anticipates being able to pay him a salary.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 34,940,437 shares of common stock outstanding as of March 15, 2008.


                            CERTAIN BENEFICIAL OWNERS

Name and address of                   Amount and nature of         Percent
beneficial owners                     beneficial owner             of class
-------------------                   --------------------         --------

Shane Family Trust (1)                     5,000,000                14.3 %
11710 Wetherby Lane
Los Angeles, CA 90077

Richard L. Johnson                         8,000,000                22.9 %
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Willie Brown, Jr.                             -0-                    -0-
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Juliann Gold                               4,312,500                12.3 %
9903 Santa Monica Blvd
Beverly Hills, CA 90212

Roar Investment LLC                        4,312,500                12.3 %
9903 Santa Monica Blvd
Beverly Hills, CA 90212

Belinha Shane (2)                          3,000,000                 8.6 %
11710 Wetherby Lane
Los Angeles, CA 90077

Farideh Talebpour                          2,000,000                 8.6 %
1155 N. LaCienega Blvd
Los Angeles, CA 90069

Directors and Officers as a Group (3)     13,000,000                37.2 %

(1) Halden Shane is trustee of the Share Family Trust.
(2) Belinha Shane is the wife of Halden Shane. He disclaims beneficial ownership of any shares held in her name.

Item 12. Certain Relationships and Related Transactions, and Director
         Independence

Transactions with Related Parties

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).


Item 13. Exhibits

No.    Description
----   -----------

 2.0   Agreement and Plan of Reorganization dated October 15, 2007
10.1   Agreement with S.C.O. Medallion Healthy Homes LTD dated February 23, 2008


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

                                                        2006       2007
                                                      --------   --------
Audit fees                                            $  3,500   $  8,500
Audit-related fees                                           0          0
Tax fees                                                     0          0
All other fees                                        $  3,500   $  8,500

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


THE OZONE MAN, INC.

Date: April 3, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 3, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: April 3, 2008
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: April 3, 2008
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
The Ozone Man, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheet of The Ozone Man, Inc. and Subsidiary (a Development Stage Company) ("the Company") as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the period September 5, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ozone Man, Inc. and Subsidiary at December 31, 2007, and the results of their operations and their cash flows for the period September 5, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss and has had no revenues for the period September 5, 2007 (inception) to December 31, 2007 and has not commenced planned principal operations. In addition, at December 31, 2007 the Company had a working capital and stockholders' deficiency These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
March 31, 2008

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007


                                     ASSETS

Current Assets:
   Cash                                                             $     3,095
                                                                    ------------
        Total Current Assets                                              3,095
                                                                    ------------
Total Assets                                                        $     3,095
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable                                                 $     6,857
   Convertible Note Payable - Related Party, Net of Discount             10,556
   Other Payables                                                        10,000
                                                                    ------------
        Total Current Liabilities                                        27,413
                                                                    ------------
        Total Liabilities                                                27,413
                                                                    ------------

Commitments and Contingencies

Stockholders' Deficiency:
   Preferred Stock, $25 par value; 1,000,000 shares
     authorized, none issued and outstanding                                  -
   Common Stock, $.01 par value; 75,000,000 shares
     authorized, 34,940,437 shares issued and outstanding               349,404
   Additional Paid-In Capital                                            29,900
   Accumulated Deficit                                                 (370,762)
   Deficit Accumulated in the Development Stage                        ( 32,860)
                                                                    ------------
        Total Stockholders' Deficiency                                 ( 24,318)
                                                                    ------------
Total Liabilities and Stockholders' Deficiency                       $    3,095
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO DECEMBER 31, 2007


Net Revenues                                                        $         -
                                                                    ------------
Costs and Expenses:
   Professional Fees                                                     13,875
   Other General and Administrative Expenses                              8,429
   Merger Expense                                                        25,000
                                                                    ------------
        Total Costs and Expenses                                         47,304
                                                                    ------------
Loss before Other Income (Expense)                                     ( 47,304)
                                                                    ------------
Other Income (Expense):
   Financing Costs                                                     ( 10,556)
   Forgiveness of Debt                                                   25,000
                                                                    ------------
                                                                         14,444
Net Loss                                                            $  ( 32,860)
                                                                    ============
Basic and Diluted Loss Per Share                                    $  (    .00)
                                                                    ============
Weighted Average Basic and Diluted Shares Outstanding                34,935,367
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO DECEMBER 31, 2007

                                                                                                          Deficit
                                                                                                          Accumulated
                                   Preferred Stock        Common Stock         Additional                 in the
                                   ---------------   -----------------------   Paid-In      Accumulated   Development
                                   Shares  Amount    Shares        Amount      Capital      Deficit       Stage         Total
                                   ------  -------   ------------  ---------   ----------   -----------   -----------   ----------
Balance - September 5, 2007            -   $    -              -   $      -    $       -    $        -    $        -    $       -

Sale of Common Stock to
  Founders of Ozone - NV               -       -      30,000,000      3,000       27,000             -             -       30,000

Issuance of Common Stock in
  Connection with Reverse              -       -      34,250,000    342,500     (342,500)            -             -            -
  Acquisition

Effect of Recapitalization             -       -         680,437      6,804      312,500      (370,762)            -     ( 51,458)
                                                     (30,000,000)  (  3,000)       3,000             -             -            -
Issuance of Common stock for
  Services                             -       -          10,000        100        4,900             -             -        5,000

Beneficial Conversion Feature          -       -               -          -       25,000             -             -       25,000

Net Loss for the Period
  September 5, 2007 (Inception)
  to December 31, 2007                 -       -               -          -            -             -       (32,860)    ( 32,860)
                                   ------  -------   ------------  ---------   ----------   -----------   -----------   ----------
Balance - December 31, 2007            -   $   -      34,940,437   $349,404    $  29,900    $ (370,762)   $  (32,860)   $( 24,318)
                                   ======  =======   ============  =========   ==========   ===========   ===========   ==========


The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO DECEMBER 31, 2007


Cash Flows from Operating Activities:
   Net Loss                                                         $  ( 32,860)
  Common Stock Issued for Services                                        5,000
  Debt Forgiveness                                                     ( 25,000)
  Amortization of Debt Discount                                          10,556
   Adjustments to Reconcile Net Loss to Net Cash Used
    in Operating Activities:
   Changes in Assets and Liabilities:
     Increase in Accounts Payable                                         5,339
                                                                    ------------
        Net Cash Used in Operating Activities                          ( 36,905)
                                                                    ------------
Cash Flows from Investing Activities:                                         -
                                                                    ------------
Cash Flows from Financing Activities:
   Proceeds from Sale of Common Stock                                    30,000
   Proceeds of Other Payables                                            10,000
                                                                    ------------
        Net Cash Provided by Financing Activities                        40,000
                                                                    ------------
Increase in Cash                                                          3,095

Cash - Beginning of Period                                                    -
                                                                    ------------
Cash - End of Period                                                $     3,095
                                                                    ============

Supplemental Disclosures of Cash Flow Information:

   Interest Paid                                                    $         -
                                                                    ============
   Income Taxes Paid                                                $         -
                                                                    ============

Supplemental Disclosures of Cash Flow Information:
  Non-Cash Financing Activities:
     Issuance of Note Payable - Related Party as Payment of
       Accounts Payable                                             $     25,000
                                                                    ============
     Issuance of 34,250,000 shares of Common Stock in
       Connection with Reverse Acquisition (Recapitalization)       $    342,500
                                                                    ============
     Discount on Convertible Debt                                   $     25,000
                                                                    ============

The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

         Organization

         The Ozone Man, Inc. ("Ozone-FL") was originally incorporated in the state of Florida in 1979 as Dauphin, Inc. ("Dauphin"). On June 27, 1994 Dauphin, through an exchange agreement, acquired 100% of the outstanding common stock of RPS Executive Limousines, Ltd., a privately held New York Corporation ("RPS Limo"). On July 19, 1994, Dauphin changed its name to RPS Enterprises, Ltd. and effected a one-for-three reverse split of its common stock. In addition, the Certificate of Incorporation was amended to (a) increase the number of authorized common shares, $.01 par value, from 10,000,000 shares to 20,000,000 shares and (b) to create 1,000,000 shares of a new class of cumulative convertible $25.00 preferred stock, with semi-annual dividends of $2.00 per share. The acquisition resulted in the RPS Limo shareholder emerging with a larger portion of voting rights of the combined company. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition.

         In August 2002, certain investors purchased the majority of prior management's stock and changed the name from RPS Enterprises Ltd. to RPS Group, Inc. ("RPS Group"). In October 2002 RPS Group sold back the operating subsidiary (RPS Limo) to prior management. RPS Group has been a shell company with no significant assets or operations since 2002.

         On September 5, 2007, The Ozone Man, Inc. was incorporated in the State of Nevada ("Ozone-NV"). On October 15, 2007, RPS Group, Inc filed with the State of Florida, an amendment to its Articles of Incorporation changing its name to The Ozone Man, Inc. ("Ozone-FL") and increasing it's authorized common shares from 20,000,000 to 75,000,000 shares. In addition Ozone-FL executed a 1:20 stock split.

         On October 17, 2007, pursuant to a Definitive Agreement and Plan of Reorganization, Ozone-FL acquired 100% of the issued and outstanding common shares of Ozone-NV in exchange for 34,250,000 shares of Ozone-FL's common stock (as amended) and $25,000 cash consideration. The combination of the two companies is recorded as a recapitalization of Ozone-NV pursuant to which Ozone-NV is treated as the continuing entity although Ozone-FL is the legal acquirer. Accordingly, the Company's historical financial statements are those of Ozone-NV. Ozone-FL and Ozone-NV are hereafter collectively referred to as "the Company".

         Description of Company

         The Company is engaged in home inspection, air quality testing and ozone indoor cleaning and intends to franchise and/or license these operations.

         The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

         Consolidation

         The accompanying consolidated financial statements included the accounts of The Ozone Man, Inc. (a Florida Corporation) (Parent) and its wholly owned subsidiary The Ozone Man, Inc. (a Nevada Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents

         The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

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

         Advertising Costs

         Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period September 5, 2007 (inception) to December 31, 2007.

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

         Loss Per Share

         The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants). The common stock issued and outstanding has been included from September 5, 2007 (inception) with respect to the effect of the recapitalization.

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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

         Research and Development

         Research and development costs will be charged to operations as incurred. There were no research and development costs during the period September 5, 2007 (inception) to December 31, 2007.

         Stock Based Compensation

         The Company has adopted SFAS 123(R), "Share-Based Payment," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and eliminates the intrinsic value method that was provided in SFAS 123, "Accounting for Stock-Based Compensation" for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants during the period September 5, 2007 (inception) to December 31, 2007.

         Recently-Enacted Accounting Standards

         In June 2006, the FASB issued "Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109", ("FIN No. 48"), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN No. 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. Fin No. 48 is effective for fiscal years beginning after December 15, 2006, The adoption of this statement have no material impact on the Company's financial position, results of operations or cash flows.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2"), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

         Recently-Enacted Accounting Standards(Continued)

         In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities" (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.


NOTE 2 - Going Concern

         The Company had no revenues and incurred a net loss of $32,860 during the period September 5, 2007 (inception) to December 31, 2007. In addition, the Company had a working capital deficit of $24,318 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Convertible Note Payable - Related Party

         Convertible note payable consists of the following:

              Convertible note payable to related party,
	       net of unamortized discount of $14,444       $ 10,556
                                                            ========

         On October 17, 2007 a convertible promissory note in the amount of $25,000 was issued to one individual who is a stockholder, legal counsel and former officer of Ozone-FL as payment of accounts payable owed by the Company to him for legal services. The note is non-interest bearing and convertible into 2,000,000 shares of the Company's common stock at the Holder's option provided the Maker is not in default and is due April 14, 2008.

         In connection with the convertible debt, the Company recorded a deferred debt discount in the amount of $25,000 to reflect the beneficial conversion feature of the convertible debt. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments". In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded the amount of $25,000 as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

         The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the September 2, 2007 (inception) to December 31, 2007 amounted to $10,556, and is reported as financing costs.

NOTE 4 - Common Stock

         In September 2007 Ozone-NV issued 30,000,000 shares of common stock for $30,000 to the three founders of Ozone-NV.

         On October 15, 2007 Ozone-FL amended its Articles of Incorporation increasing the authorized shares from 20,000,000 shares to 75,000,000 shares. The par value remained $.01 per share. On October 17, 2007 Ozone-FL implemented a 1:20 reverse stock split affecting the pre-reorganization shareholders. All share and pre-share data have been retroactively adjusted to reflect these recapitalizations.

         On October 17, 2007, pursuant to the aforementioned Definitive Agreement and Plan of Reorganization the founders of Ozone-NV exchanged 100% of their outstanding shares of Ozone-NV in return for 34,250,000 shares of Ozone-FL's common stock (see Note 1).

         On November 1, 2007, the Company issued 10,000 shares of common stock for the payment of professional fees in the amount of $5,000.


NOTE 5 - Preferred Stock

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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Income Taxes

         At December 31, 2007, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $22,000, which may be applied against future taxable income, if any, through 2027. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

         At December 31, 2007, the Company has a deferred tax asset of approximately $7,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $7,000.


NOTE 7 - Forgiveness of Debt

         In October 2007 a stockholder and former legal counsel and officer of Ozone-FL waived payment of the Company's accounts payable to him for past due legal services performed in the amount of $25,000. Accordingly, the Company recorded debt forgiveness income in the amount of $25,000.


NOTE 8 - Subsequent Events

         During the quarter ended March 31, 2008 the Company sold 1,675,000 shares of common stock in a private offering for gross proceeds of $335,000.

         Purchase of Intellectual Property

         On February 23, 2008 the Company purchased from S.C.O. Medallion Healthy Homes LTD all intellectual property for the Medallion methodology system and all marketing materials, studies and information required to operate the system including patents, trademarks, extensions, applications, copyrights, equipment and technology that specifically relate to the products and services of the business for $60,000.