Form 10QSB
period 2008-03-31
Ozone Man, Inc.
filed 2008-05-15
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                                  For quarterly period ended March 31, 2008

                                      OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                                  For the transition period from _____ to _____


                         Commission file number 000-09908


                               THE OZONE MAN, INC.
________________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


             Florida                                      59-1947988
________________________________________________________________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


             9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212
________________________________________________________________________________
                    (Address of principal executive offices)


                                 (800) 525-1698
________________________________________________________________________________
                            Issuer's telephone number


                                 Not Applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2008 the registrant had 35,572,962 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                  2

        Condensed Consolidated Balance Sheet                                  4

        Condensed Consolidated Statement of Operations                        5

        Condensed Consolidated Statement of Stockholders' Equity              6

        Condensed Consolidated Statement of Cash Flows                        7

        Notes to Unaudited Condensed Consolidated Financial Statements        8

Item 2. Management's Discussion and Analysis or Plan of Operation            13

Item 3. Controls and Procedures                                              13


PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities                              14

Item 6. Exhibits                                                             14

Signatures                                                                   15

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2008 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be expected for any subsequent period.



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

                       The Ozone Man, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              (Unaudited)
                                                             March 31, 2008    December 31, 2007
                                                             --------------    -----------------
                           ASSETS
                           ------
Current Assets:
---------------
     Cash and Cash Equivalents                               $     123,127     $          3,095
                                                             --------------    -----------------
          Total Current Assets                                     123,127                3,095
                                                             --------------    -----------------
Property and Equipment - net                                       149,160                    -
                                                             --------------    -----------------
Other Assets:
-------------
     Indefinite-Life Intangible Assets                              60,000                    -
     Security Deposits                                               2,220                    -
                                                             --------------    -----------------
          Total Other Assets                                        62,220                    -
                                                             --------------    -----------------
TOTAL ASSETS                                                 $     334,507     $          3,095
                                                             ==============    =================

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current Liabilities:
--------------------
     Accounts Payable and Accrued Expenses                   $      36,453     $          6,857
     Current Portion of Long-Term Debt                              11,808                    -
     Convertible Note Payable - Related Party,
       net of discount                                              23,056               10,556
     Other Payables                                                      -               10,000
                                                             --------------    -----------------
          Total Current Liabilities                                 71,317               27,413
                                                             --------------    -----------------
     Long-Term Debt. Net of Current Portion                         44,879                    -
                                                             --------------    -----------------
               Total Liabilities                                   116,196               27,413
                                                             --------------    -----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit):
-------------------------------
     Preferred Stock, $25 par value; 1,000,000 shares
       authorized, none issued and outstanding                           -                    -
     Common Stock, $.01 par value, 75,000,000 shares
       authorized; 36,572,962 and 34,940,437 shares
       issued and outstanding, at March 31, 2008 and
       December 31, 2007 respectively.                             365,729              349,404
     Additional Paid-in Capital                                    348,575               29,900
     Accumulated Deficit                                          (370,762)            (370,762)
     Accumulated Deficit During the Development Stage             (125,231)             (32,860)
                                                             --------------    -----------------
               Total Stockholders' Equity (Deficit)                218,311              (24,318)
                                                             --------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $     334,507     $          3,095
                                                             ==============    =================

   The accompanying notes are an integral part of these financial statements.

                      The Ozone Man, Inc. and Subsidiary
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                 For the Period
                                                             For the Three     September 5, 2007
                                                              Months Ended       (Inception) to
                                                             March 31, 2008      March 31, 2008
                                                             --------------    -----------------
Net Revenues:                                                $           -     $              -
-------------                                                --------------    -----------------

Costs and Expenses:
-------------------
     Professional Fees                                              30,832               44,707
     Merger Expense                                                      -               25,000
     Other General and Administrative Expenses                      49,039               57,468
                                                             --------------    -----------------
               Total Costs and Expenses                             79,871              127,175
                                                             --------------    -----------------
Loss from Operations                                               (79,871)            (127,175)
                                                             --------------    -----------------
Other Income (Expenses):
------------------------
     Financing Costs                                               (12,500)             (23,056)
     Forgiveness of Debt                                                 -               25,000
                                                             --------------    -----------------
               Total Other Income (Expenses)                       (12,500)               1,944
                                                             --------------    -----------------
Net Loss                                                     $     (92,371)    $       (125,231)
                                                             ==============    =================
Net Loss per Common Share - Basic and Diluted                $       (0.00)
                                                             ==============
Basic and Diluted Weighted Average Common Shares Outstanding    35,868,505
                                                             ==============


   The accompanying notes are an integral part of these financial statements.

                      The Ozone Man, Inc. and Subsidiary
                         (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO MARCH 31, 2008

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                           PREFERRED STOCK       COMMON STOCK        ADDITIONAL                 IN THE
                                           ---------------  -----------------------   PAID-IN    ACCUMULATED  DEVELOPMENT
                                           SHARES   AMOUNT     SHARES       AMOUNT    CAPITAL      DEFICIT       STAGE       TOTAL
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Balance - September 5, 2007                         $   -       680,437   $  6,804   $ 312,500   $        -   $        -   $319,304

Sale of Common Stock to Founders of
  Ozone - NV                                                 30,000,000      3,000      27,000                               30,000

Issuance of Common Stock in Connection
  with Reverse Acquisition                                   34,250,000    342,500    (342,500)                                   -

Effect of Recapitalization                                  (30,000,000)    (3,000)      3,000     (370,762)               (370,762)

Issuance of Common Stock for Services
  @ $.50 per share.                                              10,000        100       4,900                                5,000

Beneficial Conversion Feature                                                           25,000                               25,000

Net Loss for the Period September 5, 2007
  (Inception) to December 31, 2007                                                                               (32,860)   (32,860)
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Balance - December 31, 2007                     -       -    34,940,437    349,404      29,900     (370,762)     (32,860)   (24,318)
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Return of Common Stock in Connection with
  Reverse Acquisition - (Unaudited)                             (42,475)      (425)        425                                    -

Issuance of Common Stock Pursuant to a
  Private Placement @ $.20 per share -
  (Unaudited)                                                 1,675,000     16,750     318,250                              335,000

Net Loss for the Period January 1, 2008
  to March 31, 2008 - (Unaudited)                                                                                (92,371)   (92,371)
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Balance - March 31, 2008 - (Unaudited)          -   $   -    36,572,962   $365,729   $ 348,575   $ (370,762)  $ (125,231)  $218,311
                                           ======   ======  ============  =========  ==========  ===========  ===========  =========


   The accompanying notes are an integral part of these financial statements.

                      The Ozone Man, Inc. and Subsidiary
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Period
                                                             For the Three     September 5, 2007
                                                              Months Ended       (Inception) to
                                                             March 31, 2008      March 31, 2008
                                                             --------------    -----------------
OPERATING ACTIVITIES

  Net (Loss)                                                 $     (92,371)    $       (125,231)

  Adjustments to reconcile net (loss) to net
   cash (used) by operating activities:
     Depreciation                                                    1,478                1,478
     Amortization of Debt Discount                                  12,500               23,056
     Common Stock Issued for Services                                    -                5,000
     Debt Forgiveness                                                    -              (25,000)
  Changes in Operating Assets and Liabilities:
     (Increase) in Security Deposits                                (2,220)              (2,220)
     Increase in Accounts Payable and Accrued Expenses              29,596               34,995
                                                                         -                    -
                                                             --------------    -----------------
  Net Cash Used by Operating Activities                            (51,017)             (87,922)
                                                             --------------    -----------------
INVESTING ACTIVITIES
    Capital Expenditures                                          (150,638)            (150,638)
    Purchase of Indefinite-Life Intangible Assets                  (60,000)             (60,000)
                                                             --------------    -----------------
  Net Cash Used in Investing activities                           (210,638)            (210,638)
                                                             --------------    -----------------

FINANCING ACTIVITIES

  Proceeds from the Sale of Common Stock                           335,000              365,000
  Proceeds of Note Payable - Other                                  56,687               56,687
  Payment of Other Payable                                         (10,000)                   -
                                                             --------------    -----------------
  Net cash provided by financing activities                        381,687              421,687
                                                             --------------    -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            120,032              123,127
                                                             --------------    -----------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      3,095                    -
                                                             --------------    -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $     123,127     $        123,127
                                                             ==============    =================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:

  Interest                                                   $           -     $              -
                                                             ==============    =================
  Income taxes                                               $           -     $              -
                                                             ==============    =================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
  Non Cash Financing Activities:
    Issuance of Note Payable - Related Party as payment
     of Accounts Payable                                     $           -     $         25,000
                                                             ==============    =================
    Issuance of 34,250,000 shares of Common Stock in
     Connection with Reverse Acquisition (Recapitalization)  $           -     $        342,500
                                                             ==============    =================
    Discount on Convertible Debt                             $           -     $         25,000
                                                             ==============    =================
    Return of Common Stock Related to Recapitalization       $         425     $              -
                                                             ==============    =================

   The accompanying notes are an integral part of these financial statements.

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

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

      On September 5, 2007, The Ozone Man, Inc. was incorporated in the
State of Nevada ("Ozone-NV"). On October 15, 2007, RPS Group, Inc filed with the State of Florida, an amendment to its Articles of Incorporation changing its name to The Ozone Man, Inc.("Ozone-FL") and increasing it's authorized common shares from 20,000,000 to 75,000,000 shares. In addition Ozone-FL executed a 1:20 stock split.

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

      The accompanying condensed consolidated financial statements included the accounts of The Ozone Man, Inc. (a Florida Corporation) (Parent) and its wholly owned subsidiary The Ozone Man, Inc. (a Nevada Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is engaged in home inspection, air quality testing and ozone indoor decontamination cleaning and intends to franchise and/or license these operations.

      The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-KSB.

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation (Continued)

      Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 - Going Concern

      The Company had no revenues and incurred losses of $92,371 for the three months ended March 31, 2008 and $125,231 for the period September 5, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      The Company is also attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the quarter ended March 31, 2008 the Company sold 1,675,000 shares of common stock for gross proceeds of $335,000. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

      The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 3 - Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

      Property and equipment at March 31, 2008 is summarized as follows:

                                                              Estimated Useful
                                                                    Lives
                                                              ----------------
               Delivery Equipment                $   88,687        5 Years
               Furniture and Fixtures                 4,761        3 Years
               Machinery and Equipment               57,190        5 Years
                                                 ----------
                                                    150,638
               Less:  Accumulated Depreciation        1,478
                                                 ----------
                                                $   149,160
                                                ===========

      Depreciation expense was $1,478 for the three months ended March 31, 2008.

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Indefinite-Life Intangible Assets

      On February 23, 2008 the Company purchased from S.C.O. Medallion Healthy Homes LTD all intellectual property for the Medallion methodology system for $60,000.

      This indefinite-life intangible is not amortized but will be tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

NOTE 5 - Convertible Note Payable - Related Party

      Convertible note payable consists of the following:

                                               March 31, 2008  December 31, 2007
                                               --------------  -----------------
       Convertible note payable to
        related party, net of unamortized
        discount of $1,944 and $14,444 at
        March 31, 2008 and December 31, 2007,
        respectively                              $ 23,056          $ 10,556
                                                  ========          ========

      On October 17, 2007 a convertible promissory note in the amount of $25,000 was issued to one individual who is a stockholder, legal counsel and former officer of Ozone-FL as payment of accounts payable owed by the Company to him for legal services. The note is non-interest bearing and convertible into 2,000,000 shares of the Company's common stock at the Holder's option provided the Maker is not in default and is due April 14, 2008 or 30 days after the Company's common stock commences trading.

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

      The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the three months ended March 31, 2008 was $12,500 and for the period September 2, 2007 (inception) to March 31, 2008 amounted to $23,056, and is reported as financing costs.


NOTE 6 - Long-Term Debt

      Long-term debt at March 31, 2008 consists of the following:

       Notes payable, collateralized by specific delivery
        equipment; bearing interest at  10.75% per annum
        and payable in  monthly installments of $1,464
        including principal and interest and due
        March, 2012.                                               $ 56,687

       Less:  Current Portion                                        11,808
                                                                   --------
                                                                   $ 44,879
                                                                   ========

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt (Continued)

      Annual scheduled payments of long-term debt are as follows:

            Twelve Month
            Period Ending
              March 31,
            -------------
                2009                  $ 11,808
                2010                    13,389
                2011                    14,902
                2012                    16,588
                                      --------
                                      $ 56,687
                                      ========


NOTE 7 - Common Stock

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


NOTE 8 - Preferred Stock

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

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Forgiveness of Debt

      In October 2007 a stockholder and former legal counsel and officer of Ozone-FL waived payment of the Company's accounts payable to him for past due legal services performed in the amount of $25,000. Accordingly, the Company recorded debt forgiveness income in the amount of $25,000.


NOTE 10 - Subsequent Events

      In April 2008 the Company sold 125,000 shares of common stock for $25,000.

      On April 19, 2008 the Company purchased from Air Testing and Design, Inc. all intellectual property related to the seller's generators and methodology, including specified ozone generators, related products, patents, applications, extensions and copyrights related thereto for $50,000.

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

Results of Operations for the quarter ended March 31, 2008: Ozone Man (FL) has had no business operations since 2002. Ozone Man (NV), acquired in October 2007 was incorporated in September 2007 and is a development stage company that has not yet generated revenues from planned operations. We have only incurred expenses such as professional and regulatory fees and merger expenses. Those expenses totaled $79,871 for the period ended March 31, 2008. We also incurred financing costs of $12,500 related to amortization of debt discount. As such we also recorded a net loss of $92,371 for the period ended March 31, 2008.

Liquidity and Capital Resources: Our business plan is to engage in the home inspection, air quality testing and ozone indoor cleaning business. We also intend to license or franchise these operations. We have very limited sources of capital as we have not yet generated revenues from operations.

At March 31, 2008, we had $123,127 in cash and liabilities of $116,196.

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $92,371 for the three months ended March 31, 2008 and a net loss of $125,231 for the period September 5, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



                           PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In addition to the sales set forth in Part I, Item 2 above, the Company sold an additional 125,000 common shares for a total of $25,000 in April 2008.


ITEM 6. EXHIBITS

Part I Exhibits

31.1   Principal Executive Officer Certification

31.2   Principal Financial Officer Certification

32.1   Section 1350 Certification


Part II Exhibits

None.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE OZONE MAN, INC.


Date: May 14, 2008

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: May 14, 2008

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer


Date: May 14, 2008

By: /s/ Richard Johnson
    ------------------------------------------------
        Richard Johnson
        Secretary and Director


Date: May 14, 2008

By: /s/ Willie Brown, Jr.
    ------------------------------------------------
        Willie Brown, Jr.
        Director