Form 10KSB/A
period 2007-12-31
Ozone Man, Inc.
filed 2008-05-16
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

                             EXPLANATORY NOTE

     The Ozone Man, Inc. is filing this Amendment on Form 10-KSB/A for the purpose of amending the cover page of the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on April 3, 2008 (the "Original 2007 Annual Report") to indicate that the Company was a shell company, as defined in Rule 12b-2 of the Exchange Act, at the time of the filing.

     Except as described above, no other changes have been made to the Original 2007 Annual Report and have not been included in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


THE OZONE MAN, INC.

Date: May 16, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 16, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: May 16, 2008
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: May 16, 2008
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director