Form 10KSB/A
period 2007-12-31
Ozone Man, Inc.
filed 2008-08-08
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 2

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008: $23,526,648

As of June 30, 2008 the registrant had 28,572,962 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                             EXPLANATORY NOTE

The Ozone Man, Inc. is filing this Amendment No. 2 on Form 10-KSB/A for the purpose of amending the disclosure under Item 8A of the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on April 3, 2008 (the "Original 2007 Annual Report") revising our discussion of the effectiveness of our internal control over financial reporting as of the end of the period covered by the original report.

Except as described above, no other changes have been made to the Original
2007 Annual Report and have not been included in this Amendment other than updating the market value of stock held by non-affiliates as of a current date. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.


Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.


Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


THE OZONE MAN, INC.

Date: August 8, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 8, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: August 8, 2008
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: August 8, 2008
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director