Form 10-Q
period 2008-06-30
Ozone Man, Inc.
filed 2008-08-14
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____


Commission file number 000-09908


                               THE OZONE MAN, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


             Florida                                      59-1947988
________________________________________________________________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


             9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212
________________________________________________________________________________
             (Address of principal executive offices)     (Zip Code)


                                 (800) 525-1698
________________________________________________________________________________
               (Registrant's telephone number, including area code)


                                 Not Applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer    [ ]
   Accelerated filer          [ ]
   Non-accelerated filer      [ ] (Do not check if a smaller reporting company)
   Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       As of June 30, 2008 the registrant had 30,707,962 shares of common stock outstanding.

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                  2

        Condensed Consolidated Balance Sheet                                  4

        Condensed Consolidated Statement of Operations                        5

        Condensed Consolidated Statement of Stockholders' Equity              6

        Condensed Consolidated Statement of Cash Flows                        7

        Notes to Unaudited Condensed Consolidated Financial Statements        8

Item 2. Management's Discussion and Analysis or Plan of Operation            13

Item 3. Quantitative and Qualitative Disclosures About Market Risk           14

Item 4. Controls and Procedures                                              14


PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits                                                             15

Signatures                                                                   15

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month period ended June 30, 2008 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the periods presented and are not necessarily indicative of results to be expected for any subsequent period.



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

                       The Ozone Man, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                              (Unaudited)
                                                             June 30, 2008     December 31, 2007
                                                             --------------    -----------------
                           ASSETS
                           ------
Current Assets:
---------------
     Cash and Cash Equivalents                               $      59,746     $          3,095
                                                             --------------    -----------------
          Total Current Assets                                      59,746                3,095
                                                             --------------    -----------------
Property and Equipment - net                                       174,807                    -
                                                             --------------    -----------------
Other Assets:
-------------
     Indefinite-Life Intangible Assets                             111,100                    -
     Security Deposits                                               2,220                    -
                                                             --------------    -----------------
          Total Other Assets                                       113,120                    -
                                                             --------------    -----------------
TOTAL ASSETS                                                 $     347,873     $          3,095
                                                             ==============    =================

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current Liabilities:
--------------------
     Accounts Payable and Accrued Expenses                   $     198,809     $          6,857
     Current Portion of Long-Term Debt                              12,366                    -
     Convertible Note Payable - Related Party,
       net of discount                                              25,000               10,556
     Other Payables                                                  3,172               10,000
                                                             --------------    -----------------
          Total Current Liabilities                                239,347               27,413
                                                             --------------    -----------------
     Long-Term Debt. Net of Current Portion                         41,673                    -
                                                             --------------    -----------------
               Total Liabilities                                   281,020               27,413
                                                             --------------    -----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit):
-------------------------------
     Preferred Stock, $25 par value; 1,000,000 shares
       authorized, none issued and outstanding                           -                    -
     Common Stock, $.01 par value, 75,000,000 shares
       authorized; 30,707,962 and 34,940,437 shares
       issued and outstanding, at June 30, 2008 and
       December 31, 2007 respectively.                             307,080              349,404
     Additional Paid-in Capital                                    627,225               29,900
     Accumulated Deficit                                          (370,762)            (370,762)
     Accumulated Deficit During the Development Stage             (496,690)             (32,860)
                                                             --------------    -----------------
               Total Stockholders' Equity (Deficit)                 66,853              (24,318)
                                                             --------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $     347,873     $          3,095
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

                      The Ozone Man, Inc. and Subsidiary
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                               For the Period
                                                             For the Three    For the Six    September 5, 2007
                                                              Months Ended    Months Ended    (Inception) to
                                                             June 30, 2008   June 30, 2008     June 30, 2008
                                                             -------------   -------------   -----------------
Net Revenues:                                                $          -    $          -    $              -
-------------                                                -------------   -------------   -----------------

Costs and Expenses:
-------------------
     Professional and Consulting Fees                             129,744         160,576             174,451
     Merger Expense                                                     -               -              25,000
     Other General and Administrative Expenses                    239,771         288,810             297,239
                                                             -------------   -------------   -----------------
               Total Costs and Expenses                           369,515         449,386             496,690
                                                             -------------   -------------   -----------------
Loss from Operations                                             (369,515)       (449,386)           (496,690)
                                                             -------------   -------------   -----------------
Other Income (Expenses):
------------------------
     Financing Costs                                               (1,944)        (14,444)            (25,000)
     Forgiveness of Debt                                                -               -              25,000
                                                             -------------   -------------   -----------------
               Total Other Income (Expenses)                       (1,944)        (14,444)                  -
                                                             -------------   -------------   -----------------
Net Loss                                                     $   (371,459)   $   (463,830)   $       (496,690)
                                                             =============   =============   =================
Net Loss per Common Share - Basic and Diluted                $      (0.01)   $      (0.01)
                                                             =============   =============
Basic and Diluted Weighted Average Common Shares Outstanding    36,906,973     36,387,739
                                                             =============   =============


   The accompanying notes are an integral part of these financial statements.

                      The Ozone Man, Inc. and Subsidiary
                         (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO JUNE 30, 2008

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                           PREFERRED STOCK       COMMON STOCK        ADDITIONAL                 IN THE
                                           ---------------  -----------------------   PAID-IN    ACCUMULATED  DEVELOPMENT
                                           SHARES   AMOUNT     SHARES       AMOUNT    CAPITAL      DEFICIT       STAGE       TOTAL
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Balance - September 5, 2007                         $   -       680,437   $  6,804   $ 312,500   $        -   $        -   $319,304

Sale of Common Stock to Founders of
  Ozone - NV                                                 30,000,000      3,000      27,000                               30,000

Issuance of Common Stock in Connection
  with Reverse Acquisition                                   34,250,000    342,500    (342,500)                                   -

Effect of Recapitalization                                  (30,000,000)    (3,000)      3,000     (370,762)               (370,762)

Issuance of Common Stock for Services
  @ $.50 per share.                                              10,000        100       4,900                                5,000

Beneficial Conversion Feature                                                           25,000                               25,000

Net Loss for the Period September 5, 2007
  (Inception) to December 31, 2007                                                                               (32,860)   (32,860)
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Balance - December 31, 2007                     -       -    34,940,437    349,404      29,900     (370,762)     (32,860)   (24,318)
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Return of Common Stock in Connection with
  Reverse Acquisition - (Unaudited)                             (42,475)      (425)        425                                    -

Issuance of Common Stock Pursuant to a
  Private Placement @ $.20 per share -
  (Unaudited)                                                 2,500,000     25,000     475,000                              500,000

Issuance of Common Stock for Services
  Rendered @ $.20 per share- (Unaudited)                        310,000      3,100      58,900                               62,000

Repurchase and Retirement of Common
  Stock at $.001 per share - (Unaudited)                     (7,000,000)   (70,000)     63,000                               (7,000)

Net Loss for the Period January 1, 2008
  to June 30, 2008 - (Unaudited)                                                                                (463,830)  (463,830)
                                           ------   ------  ------------  ---------  ----------  -----------  -----------  ---------
Balance - June 30, 2008 - (Unaudited)           -   $   -    30,707,962   $307,080   $ 627,225   $ (370,762)  $ (496,690)  $ 66,853
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

                      The Ozone Man, Inc. and Subsidiary
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Period
                                                              For the Six      September 5, 2007
                                                              Months Ended       (Inception) to
                                                             June 30, 2008       June 30, 2008
                                                             --------------    -----------------
OPERATING ACTIVITIES

  Net (Loss)                                                 $    (463,830)    $       (496,690)

  Adjustments to reconcile net (loss) to net
   cash (used) by operating activities:
     Depreciation                                                   12,187               12,187
     Amortization of Debt Discount                                  14,444               25,000
     Common Stock Issued for Services                               62,000               67,000
     Debt Forgiveness                                                    -              (25,000)
  Changes in Operating Assets and Liabilities:
     (Increase) in Security Deposits                                (2,220)              (2,220)
     Increase in Accounts Payable and Accrued Expenses             191,952              197,351
     Increase in Other Payables                                      3,172                3,172
                                                             --------------    -----------------
  Net Cash Used by Operating Activities                           (182,295)            (219,200)
                                                             --------------    -----------------
INVESTING ACTIVITIES
    Capital Expenditures                                          (186,994)            (186,994)
    Purchase of Indefinite-Life Intangible Assets                 (111,100)            (111,100)
                                                             --------------    -----------------
  Net Cash Used in Investing activities                           (298,094)            (298,094)
                                                             --------------    -----------------

FINANCING ACTIVITIES
  Purchase of Cancelled Common Stock                                (7,000)              (7,000)
  Proceeds from the Sale of Common Stock                           500,000              530,000
  Proceeds of Note Payable - Other (Net)                            54,040               54,040
  Payment of Other Payable                                         (10,000)                   -
                                                             --------------    -----------------
  Net Cash Provided by Financing Activities                        537,040              577,040
                                                             --------------    -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             56,651               59,746
                                                             --------------    -----------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      3,095                    -
                                                             --------------    -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $      59,746     $         59,746
                                                             ==============    =================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:

  Interest                                                   $           -     $              -
                                                             ==============    =================
  Income taxes                                               $           -     $              -
                                                             ==============    =================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
  Non Cash Financing Activities:
    Issuance of Note Payable - Related Party as payment
     of Accounts Payable                                     $           -     $         25,000
                                                             ==============    =================
    Issuance of 34,250,000 shares of Common Stock in
     Connection with Reverse Acquisition (Recapitalization)  $           -     $        342,500
                                                             ==============    =================
    Discount on Convertible Debt                             $           -     $         25,000
                                                             ==============    =================
    Return of Common Stock Related to Recapitalization       $         425     $              -
                                                             ==============    =================

   The accompanying notes are an integral part of these financial statements.

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

          The Company is engaged in home inspection, air quality testing and ozone indoor decontamination cleaning through its trained and certified field technicians and a fleet of specially equipped vehicles.

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

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation (Continued)

          Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.


NOTE 2 - Going Concern

          The Company had no revenues and incurred losses of $371,459 and $463,830 and for the three and six months ended June 30, 2008, respectively, and $496,690 for the period September 5, 2007 (inception) to June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

          The Company is also attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended June 30, 2008 the Company sold 2,500,000 shares of common stock for gross proceeds of $500,000. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

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

          Property and equipment at June 30, 2008 is summarized as follows:

                                                              Estimated Useful
                                                                    Lives
                                                              ----------------
               Vehicles                          $   88,687        5 Years
               Furniture and Fixtures                 5,620        3 Years
               Machinery and Equipment               92,687        5 Years
                                                 ----------
                                                    186,994
               Less:  Accumulated Depreciation       12,187
                                                 ----------
                                                $   174,807
                                                ===========

          Depreciation expense was $10,709 and $12,187 for the three and six months ended June 30, 2008, respectively.

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - Indefinite-Life Intangible Assets

          On February 23, 2008 the Company purchased from S.C.O. Medallion Healthy Homes LTD all intellectual property for the Medallion methodology system for $60,000. On April 18, 2008 the Company purchased from Air Testing and Design, Inc. intellectual property for $50,000. The property purchased includes patents, trademarks, literature, drawings, schematics, vendor lists and rights to purchase and resell equipment and other proprietary & intellectual property associated with the ozone generators manufactured by the seller.

          These indefinite-life intangible assets are not amortized but will be tested for impairment annually or if certain circumstances indicate a possible impairment may exist.


NOTE 5 - Convertible Note Payable - Related Party

          Convertible note payable consists of the following:

                                               June 30, 2008   December 31, 2007
                                               -------------   -----------------
           Convertible note payable to
           related party, net of unamortized
           discount of $14,444 at
           December 31, 2007.  The note was
           fully amortized at June 30, 2008.      $ 25,000          $ 10,556
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

          The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the three and six months ended June 30, 2008 was $1,944 and $14,444, respectively and is reported as financing costs.


NOTE 6 - Long-Term Debt

      Long-term debt at June 30, 2008 consists of the following:

       Notes payable, collateralized by specific delivery
        equipment; bearing interest at 10.75% per annum
        and payable in monthly installments of $1,464
        including principal and interest and due
        March, 2012.                                               $ 54,039

       Less:  Current Portion                                        12,366
                                                                   --------
              Long Term Portion                                    $ 41,673
                                                                   ========

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Long-Term Debt (Continued)

      Annual scheduled payments of long-term debt are as follows:

            Twelve Month
            Period Ending
               June 30,
            -------------
                2009                  $ 12,367
                2010                    13,755
                2011                    15,308
                2012                    12,609
                                      --------
                                      $ 54,039
                                      ========


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

          During the six months ended June 30, 2008 the Company sold 2,500,000 shares of common stock in a private offering for gross proceeds of $500,000. In addition, during that period, the Company issued 310,000 shares of common stock in return for consulting services valued at $62,000 including 100,000 shares to a director. Also, during the six month period ended June 30, 2008 the Company repurchased and retired 7,000,000 shares of its common stock for $7,000 including 5,500,000 from a Richard Johnson who serves as a director and corporate counsel for the Company.


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

                      THE OZONE MAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Forgiveness of Debt

          In October 2007 a stockholder and former legal counsel and officer of Ozone-FL waived payment of the Company's accounts payable to him for past due legal services performed in the amount of $25,000. Accordingly, the Company recorded debt forgiveness income in the amount of $25,000.


NOTE 10 - Subsequent Events

          In July 2008 the Company sold an additional 350,000 shares of common stock for gross proceeds of $100,000.

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

Results of Operations for the six months ended June 30, 2008: Ozone Man (FL) has had no business operations since 2002. Ozone Man (NV), acquired in October 2007 was incorporated in September 2007 and is a development stage company that has not yet generated revenues from planned operations. We have only incurred expenses such as professional, consulting and regulatory fees and merger expenses. Those expenses totaled $449,386 for the period ended June 30, 2008. We also incurred financing costs of $14,444 related to amortization of debt discount. As such we also recorded a net loss of $463,830 for the six month period ended June 30, 2008.

Results of Operations for the quarter ended June 30, 2008: We incurred professional, consulting and regulatory fees totaling $369,515 for the three month period ended June 30, 2008 and $1,944 of finance charges for amortization of the discount on a related party note. As a result we recorded a net loss for the quarter ended June 30, 2008 of $371,459.

Liquidity and Capital Resources: Our business plan is to engage in the home inspection, air quality testing and ozone indoor cleaning business through its trained and certified field technicians and a fleet of specially equipped vehicles. We have very limited sources of capital as we have not yet generated revenues from operations.

At June 30, 2008, we had $59,746 in cash and total liabilities of $281,020.

We are currently engaged in a private placement pursuant to Regulation D, Rule 505, and have raised $500,000 from the sale of 2,500,000 shares of common stock in the first six months of 2008. If the entire private placement is sold, we may raise an additional $500,000 of which $100,000 was raised in July 2008. If we are able to raise all of the additional funds, we believe it should be sufficient to implement our business plan through the end of 2008. There is no assurance additional private placement funds will actually be raised and the failure to do so will make it more difficult to implement our business plan.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $371,459 and $463,830 for the three and six months ended June 30, 2008, respectively, and a net loss of $496,690 for the period September 5, 2007 (inception) to June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 4. CONTROLS AND PROCEDURES

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to the sales set forth in Part I, Item 2 above, the Company sold an additional 350,000 common shares for a total of $100,000 in July 2008.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

31.1   Principal Executive Officer Certification

31.2   Principal Financial Officer Certification

32.1   Section 1350 Certification


Part II Exhibits

None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE OZONE MAN, INC.


Date: August 13, 2008

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer