Form 10KSB/A
period 2007-12-31
Ozone Man, Inc.
filed 2008-08-28
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 3

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008: $27,583,148.

As of June 30, 2008 the registrant had 30,707,962 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                             EXPLANATORY NOTE

The Ozone Man, Inc. is filing this Amendment No. 3 on Form 10-KSB/A for the purpose of amending the disclosure under Item 8A of the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on April 3, 2008 (the "Original 2007 Annual Report") revising our assessment of the Company's disclosure controls and procedures from effective to ineffective as of the end of the period covered by the original report.

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective. The omission in the original annual report of proper disclosure of the Company's disclosure controls and procedures, as well as its report on internal control over financial reporting-although inadvertant and due to a miscommunication with the Company's outside advisors-leads to the conclusion that the disclosure controls and procedures were not effective. As of the date of this amended report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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


THE OZONE MAN, INC.

Date: August 28, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 28, 2008
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: August 28, 2008
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: August 28, 2008
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director