Form 10-Q
period 2008-09-30
Ozone Man, Inc.
filed 2008-11-14
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

                                      or

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

As of November 10, 2008 the registrant had 32,474,515 shares of common stock outstanding.

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                  2

          Unaudited Condensed Consolidated Balance Sheet                      4

          Unaudited Condensed Consolidated Statement of Operations            5

          Unaudited Condensed Consolidated Statement of Stockholders' Equity  6

          Unaudited Condensed Consolidated Statement of Cash Flows            7

          Notes to Unaudited Condensed Consolidated Financial Statements      8

Item 2.  Management's Discussion and Analysis or Plan of Operation           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            15

Signatures                                                                   15

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month period ended September 30, 2008 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the periods presented and are not necessarily indicative of results to be expected for any subsequent period.


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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 (Unaudited)
                                                             September 30, 2008    December 31, 2007
                                                             ------------------    -----------------
                           ASSETS
                           ------
Current Assets:
---------------
     Cash and Cash Equivalents                               $         534,734     $          3,095

     Accounts Receivable                                                   884                    -
     Prepaid Insurance                                                   3,284                    -
                                                             ------------------    -----------------
          Total Current Assets                                         538,902                3,095
                                                             ------------------    -----------------
Property and Equipment - net                                           223,268                    -
                                                             ------------------    -----------------

Other Assets:
-------------
     Indefinite-Life Intangible Assets                                 111,100                    -
     Security Deposits                                                   4,540                    -
                                                             ------------------    -----------------
          Total Other Assets                                           115,640                    -
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $         877,810     $          3,095
                                                             ==================    =================


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current Liabilities:
--------------------
     Accounts Payable and Accrued Expenses                   $         152,982     $          6,857
     Current Portion of Long-Term Debt                                  12,701                    -
     Convertible Note Payable - net of discount of $0
       as of September 30, 2008 and $14,444 as
       of December 31, 2007                                             25,000               10,556
                                                             ------------------    -----------------
          Total Current Liabilities                                    190,683               27,413
                                                             ------------------    -----------------
     Long-Term Debt. Net of Current Portion                             38,379                    -
                                                             ------------------    -----------------
               Total Liabilities                                       229,062               27,413
                                                             ------------------    -----------------


COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit):
-------------------------------
     Preferred Stock, $25 par value; 1,000,000 shares
       authorized, none issued and outstanding                              -                    -
     Common Stock, $.01 par value, 75,000,000 shares
       authorized; 32,252,295 and 34,940,437 shares
       issued and outstanding, at September 30, 2008
       and December 31, 2007, respectively.                           322,523               349,404
     Additional Paid-in Capital                                     2,251,182                29,900
     Accumulated Deficit                                             (370,762)             (370,762)
     Accumulated Deficit During the Development Stage              (1,554,195)	            (32,860)
                                                             ------------------    -----------------
               Total Stockholders' Equity (Deficit)                    648,748              (24,318)
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $         877,810     $          3,095
                                                             ==================    =================

The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                For the         For the Three       For the Nine      For the Period
                                                 Period             Months             Months          September 5,
                                              September 5,          Ended              Ended              2007
                                            2007 (Inception)      September          September       (Inception) to
                                            to Sept 30, 2007       30, 2008           30, 2008        Sept 30, 2008
                                            ----------------   ----------------   ----------------   ----------------

Net Revenues:                               $             -    $         3,086    $         3,086    $         3,086
-------------                               ----------------   ----------------   ----------------   ----------------
Costs and Expenses:
-------------------
  Professional and Consulting Fees                        -            886,489          1,047,065          1,060,940
  Merger Expense                                          -                  -                  -             25,000
  Other General and Administrative Expenses               -            172,993            461,803            470,232
                                            ----------------   ----------------   ----------------   ----------------
       Total Costs and Expenses                           -          1,059,482          1,508,868          1,556,172
                                            ----------------   ----------------   ----------------   ----------------
  Loss from Operations                                    -         (1,056,396)        (1,505,782)        (1,553,086)
                                            ----------------   ----------------   ----------------   ----------------

Other Income (Expenses):
------------------------
  Financing Costs                                         -                  -            (14,444)           (25,000)
  Forgiveness of Debt                                     -                  -                  -             25,000
  Interest (Expense)                                      -             (1,109)            (1,109)            (1,109)
                                            ----------------   ----------------   ----------------   ----------------
       Total Other Income (Expenses)                      -             (1,109)           (15,553)            (1,109)
                                            ----------------   ----------------   ----------------   ----------------
  Net Loss                                  $             -    $    (1,057,505)   $    (1,521,335)        (1,554,195)
                                            ================   ================   ================   ================

Net Loss per Common Share -
  Basic and Diluted                         $             -    $         (0.03)   $         (0.05)
                                            ================   ================   ================
Basic Weighted Average
  Common Shares Outstanding                         680,153         31,509,607         32,462,702
                                            ================   ================   ================

The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
   UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                       PREFERRED STOCK       COMMON STOCK        ADDITIONAL                  IN THE
                                       ---------------  -----------------------   PAID-IN     ACCUMULATED  DEVELOPMENT
                                       SHARES   AMOUNT     SHARES       AMOUNT    CAPITAL       DEFICIT       STAGE        TOTAL
                                       ------   ------  ------------  ---------  -----------  ----------- ------------ -------------

Balance - September 5, 2007                     $    -      680,437   $  6,804   $  312,500   $        -  $         -  $    319,304

Sale of Common Stock to Founders
  of Ozone - NV                                          30,000,000      3,000       27,000                                  30,000

Issuance of Common Stock in
  Connection with Reverse Acquisition                    34,250,000    342,500     (342,500)                                      -

Effect of Recapitalization                              (30,000,000)    (3,000)       3,000     (370,762)                  (370,762)

Issuance of Common Stock for
  Services @ $.50 per share                                  10,000        100        4,900                                   5,000

Beneficial Conversion Feature                                                        25,000                                  25,000

Net Loss for the Period
  September 5, 2007 (Inception) to
  December 31, 2007                                                                                           (32,860)      (32,860)
                                       ------   ------  ------------  ---------  -----------  ----------- ------------ -------------
Balance - December 31, 2007                -        -    34,940,437    349,404       29,900     (370,762)     (32,860)      (24,318)
                                       ------   ------  ------------  ---------  -----------  ----------- ------------ -------------
Return of Common Stock in Connection
  with Reverse Acquisition (Unaudited)                      (42,475)      (425)         425                                       -

Issuance of Common Stock Pursuant to a
  Private Placement @ $.20 per share -
  (Unaudited)                                             2,750,000     27,500      522,500                                 550,000

Issuance of Common Stock Pursuant to a
  Private Placement @ $.50 per share -
  (Unaudited)                                               100,000      1,000       49,000                                  50,000

Issuance of Common Stock Pursuant to a
  Private Placement @ $.90 per share -
  (Unaudited)                                               749,333      7,493      666,907                                 674,400

Issuance of Common Stock Pursuant to a
  Private Placement @ $1.00 per share -
  (Unaudited)                                                25,000        250       24,750                                  25,000

Issuance of Common Stock for Services
  Rendered @ $.20 per share -
  (Unaudited)                                               310,000      3,100       58,900                                  62,000

Issuance of Common Stock for Services
  Rendered @ $2.00 per share -
  (Unaudited)				                    420,000      4,200      835,800                                 840,000

Repurchase and Retirement of
  Common Stock @ $.001 per share -
  (Unaudited)                                            (7,000,000)   (70,000)      63,000                                  (7,000)

Net Loss for the Period
  January 1, 2008 to September 30, 2008
  (Unaudited)                                                                                              (1,521,335)   (1,521,335)
                                       ------   ------  ------------  ---------  -----------  ----------- ------------ -------------
Balance - September 30, 2008 -
  (Unaudited)                              -    $   -    32,252,295   $322,523   $2,251,182   $ (370,762) $(1,554,195) $    648,749
                                       ======   ======  ============  =========  ===========  =========== ============ =============

The accompanying notes are an integral part of these financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Period
                                                                For the Nine       September 5, 2007
                                                                Months Ended         (Inception) to
                                                             September 30, 2008    September 30, 2008
                                                             ------------------    -------------------

OPERATING ACTIVITIES

Net (Loss)                                                   $      (1,521,335)    $       (1,554,195)

Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    Depreciation                                                        22,272                 22,272
    Amortization of Debt Discount                                       14,444                 25,000
    Common Stock Issued for Services                                   902,000                907,000
    Debt Forgiveness                                                         -                (25,000)
  Changes in Operating Assets and Liabilities:
    (Increase) in Security Deposits                                     (4,540)                (4,540)
    (Increase) in Accounts Receivable                                     (884)                  (884)
    (Increase) in Prepaid Insurance                                     (3,284)                (3,284)
    Increase in Accounts Payable and Accrued Expenses                  146,125                151,524
                                                             ------------------    -------------------
       Net Cash Used by Operating Activities                          (445,203)              (482,108)
                                                             ------------------    -------------------
INVESTING ACTIVITIES
    Capital Expenditures                                              (245,540)              (245,540)
    Purchase of Indefinite-Life Intangible Assets                     (111,100)              (111,100)
                                                             ------------------    -------------------
       Net Cash Used in Investing activities                          (356,640)              (356,640)
                                                             ------------------    -------------------
FINANCING ACTIVITIES
    Proceeds from the Sale of Common Stock                           1,299,401              1,329,401
    Purchase of Cancelled Common Stock                                  (7,000)                (7,000)
    Proceeds of Note Payable - Other                                    51,080                 51,080
    Payment of Other Payable                                           (10,000)                     -
                                                             ------------------    -------------------
       Net cash provided by financing activities                     1,333,481              1,373,481
                                                             ------------------    -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                531,639                534,734
                                                             ------------------    -------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          3,095                      -
                                                             ------------------    -------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $         534,734     $          534,734
                                                             ==================    ===================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:

    Interest (Expense)                                       $          (1,109)    $           (1,109)
                                                             ==================    ===================
    Income taxes                                             $               -     $                -
                                                             ==================    ===================
Supplemental Disclosures of Cash Flow Information:
  Non Cash Financing Activities:
    Issuance of Note Payable - Related Party as
      payment of Accounts Payable                            $               -     $           25,000
                                                             ==================    ===================
    Issuance of 34,250,000 shares of Common Stock in
      Connection with Reverse Acquisition
      (Recapitalization)                                     $               -     $          342,500
                                                             ==================    ===================
    Discount on Convertible Debt                             $               -     $           25,000
                                                             ==================    ===================
    Return of Common Stock Related to Recapitalization       $             425     $                -
                                                             ==================    ===================

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

            The Company has not yet generated any material revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial
Accounting Standards ("SFAS") No. 7.

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

            The Company utilizes the accrual method of accounting.
For revenue from the sale of products and services, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments (if any) will be provided for in the same period the related sales are recorded.


NOTE 2 - Going Concern

            The Company has incurred losses of $1,057,505 and $1,521,335 and for the three and nine months ended September 30, 2008, respectively, and $1,554,195 for the period September 5, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

            The Company is also attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended September 30, 2008 the Company sold 3,624,333 shares of common stock for gross proceeds of approximately $1,300,000. There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

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

            Property and equipment at September 30, 2008 is summarized as follows:

                                                              Estimated Useful
                                                                    Lives
                                                              ----------------
               Vehicles                          $   88,687        5 Years
               Furniture and Fixtures                10,634        3 Years
               Machinery and Equipment              146,219        5 Years
                                                 ----------
                                                    245,540
               Less:  Accumulated Depreciation       22,272
                                                 ----------
                                                $   223,268
                                                ===========

            Depreciation expense was $10,085 and $22,272 for the three and nine months ended September 30, 2008, respectively.


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


NOTE 5 - Convertible Note Payable

            Convertible note payable consists of the following:

                                         September 30, 2008    December 31, 2007
                                         ------------------    -----------------
  Convertible  note  payable  net
  of unamortized discount of $14,444 at
  December 31, 2007. The note was fully
  amortized at June 30, 2008.                 $ 25,000             $ 10,556
                                              ========             ========

            On October 17, 2007 a convertible promissory note in the amount of $25,000 was issued to one individual who is a stockholder, legal counsel and former officer of Ozone-FL as payment of accounts payable owed by the Company to him for legal services. The note is non-interest bearing and convertible into 2,000,000 shares of the Company's common stock at the Holder's option provided the Maker was not in default. In July 2008 the Holder was paid in full by a third party. At that time the Company's obligation to pay the note was assigned to an unrelated third party.

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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Convertible Note Payable - Related Party (Continued)

            The Company amortized the discount over the term of the debt.
As such there was no amortization expense in the three months ended September 30, 2008. Amortization of the debt discount for the nine months ended September 30, 2008 was and $14,444 and is reported as financing costs.


NOTE 6 - Long-Term Debt

            Long-term debt at September 30, 2008 consists of the following:

            Notes payable, collateralized by specific delivery
             equipment; bearing interest at  10.75% per annum
             and payable in  monthly installments of $1,464
             including principal and interest and due March, 2012.     $ 51,080

            Less: Current Portion                                        12,701
                                                                       --------

                  Long Term Portion                                    $ 38,379
                                                                       ========

            Annual scheduled payments of long-term debt are as follows:

                   Twelve Month
                   Period Ending
                   September 30,
                   -------------
                        2009                    $ 12,701
                        2010                      14,131
                        2011                      15,727
                        2012                       8,521
                                                --------
                                                $ 51,080
                                                ========

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

            During the nine months ended September 30, 2008 the Company sold 3,624,333 shares of common stock in a private offering for gross proceeds of $1,299,400. In addition, during that period, the Company issued 730,000 shares of common stock in return for consulting services valued at $902,000. Also, during the nine month period ended September 30, 2008 the Company repurchased and retired 7,000,000 shares of its common stock for $7,000 including 5,500,000 from a Richard Johnson who serves as a director and corporate counsel for the Company.

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


NOTE 10 - Subsequent Events

            In October 2008 the Company sold an additional 222,220 shares of common stock for gross proceeds of $200,000.

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

Results of Operations for the nine months ended September 30, 2008:
Ozone Man (FL) has had no business operations since 2002. Ozone Man
(NV), acquired in October 2007 was incorporated in September 2007 and is a development stage company that has not yet generated material revenues from planned operations. We have incurred expenses such as professional, consulting regulatory fees and merger expenses. In addition we have incurred expenses to develop and train our technicians and promote our services. Those expenses totaled $1,505,782 for the nine month period ended September 30, 2008. Those expenses included
$902,000 of consulting and professional fees that we paid using our common stock in lieu of cash. We issued 730,00 shares of common stock at an average fair market value of $1.24 per share to pay for those services. We also incurred financing costs during that period of $14,444 related to amortization of debt discount. As such we also recorded a net loss of $1,521,335 for the nine month period ended September 30, 2008.

Results of Operations for the quarter ended September 30, 2008: We incurred professional, consulting, operating and regulatory fees and expenses totaling $1,059,482 for the three month period ended September 30, 2008. $840,000 of those expenses were for professional and consulting services which were paid for with our common stock. A total of 420,000 shares were issued as payment with a fair market value of $2.00 per share. As a result we recorded a net loss for the quarter ended September 30, 2008 of $1,057,505.

Liquidity and Capital Resources: Our business plan is to engage in the home inspection, air quality testing and ozone indoor cleaning business through its trained and certified field technicians and a fleet of specially equipped vehicles. We have very limited sources of capital as we have not yet generated any material revenues from operations.

At September 30, 2008, we had $534,734 in cash, total liabilities of $229,063 and working capital of $348,218.

We are currently engaged in a private placement pursuant to Regulation D, Rule 505, and have raised approximately $1,300,000 from the sale of 3,624,333 shares of common stock in the first nine months of 2008. We raised an additional $200,000 in October 2008 through additional sales of our common stock. We believe these additional funds should be sufficient to implement our business plan through the end of 2008 and into the first quarter of 2009. There is no assurance additional private placement funds will actually be raised or that we will succeed in implementing our business plan.

The Company is a development stage company and has not fully commenced planned principal operations. The Company had no material revenues and incurred a net loss of $1,057,505 and $1,521,335 for the three and nine months ended September 30, 2008, respectively, and a net loss of $1,554,195 for the period September 5, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                       PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales set forth in Part I, Item 2 above, the Company sold an additional 222,220 common shares for a total of $200,000 in October 2008.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

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


Date: November 13, 2008

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer