Form 10-K
period 2008-12-31
Ozone Man, Inc.
filed 2009-03-31
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        Commission file number 000-09908

                               THE OZONE MAN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                59-1947988
     ------------------------          ------------------------------------
     (State of incorporation)          (I.R.S. Employer Identification No.)

9454 Wilshire Blvd., Penthouse, Beverly Hills, CA                  90212
-------------------------------------------------                ----------
     (Address of principal executive offices)                    (Zip code)

                Issuer's telephone number, including area code:
                                 (800) 525-1698
                                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]   Accelerated filer       [ ]
     Non-accelerated filer   [ ]   Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $34,020,000 based upon the closing price of registrant's common stock on that date.

As of March 15, 2009 the registrant had 34,509,730 shares of common stock outstanding.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                      PART I

                                                                            Page
Item 1.  Business                                                             2
Item 1A. Risk Factors                                                         6
Item 2.  Properties                                                           9
Item 3.  Legal Proceedings                                                    9
Item 4.  Submission of Matters to a Vote of Security Holders                  10

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    10
Item 6.  Selected Financial Data (Not Required)                               10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         (Not Required)                                                       12
Item 8.  Financial Statements and Supplementary Data                          12
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  13
Item 9A. Controls and Procedures                                              13
Item 9B. Other Information (None)                                             14

                                   PART III

Item 10. Directors, Executive Officers and Corporate Governance               14
Item 11. Executive Compensation                                               15
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           16
Item 13. Certain Relationships and Related Transactions, and
         Director Independence                                                17
Item 14. Principal Accountant Fees and Services                               18
Item 15. Exhibits                                                             18
Signatures                                                                    19


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

                                      PART I

Item 1. Business

Business
--------

The Company provides environmental solutions for indoor air pollution through inspection, air quality testing and indoor cleaning for both single homes and multi-unit residences and over a broad spectrum of commercial structures including medical facilities, hotel and motel rooms and schools. Our products and services may also be used for water treatment in agriculture, meat processing plants, laundries and dairies.

Products
--------

Ozone is a pale blue, unstable gas molecule because it consists of 3 atoms, whereas oxygen is a molecule consisting of 2 oxygen atoms. This ozone molecule is so unstable that it quickly breaks away from the other oxygen atoms. These lone oxygen atoms go in search of other atoms to re-form into oxygen. If it finds a carbon or sulfur molecule, it will break into that molecule destroying it in the process. Free oxygen atoms are highly reactive and they will oxidize or inactivate almost anything including most viruses, bacteria, and organic and inorganic compounds they contact, making ozone an enormously powerful disinfectant and oxidizer. Since most indoor air pollutants are carbon and sulfur based, ozone will attack them, leaving only oxygen in their place. Ozone is a much stronger oxidizer than common disinfectants such as chlorine and hypochlorite.
The usage of chlorine in many countries has been decreased significantly due to the possible formation of carcinogenic by-products during the disinfections process. In contrast, ozone disinfections using the Company's methodology does not produce any harmful residues, all of our technicians wear safety equipment prior to reentry and all micro-carcasses are vacuumed with HEPA vacuum, all the residual ozone will be converted back to oxygen in a short time using fans along with open ventilation. No person, pet or plant is ever exposed to levels greater than EPA standards. Ozone produced using ultra-violet is considered an environmentally friendly disinfectant.

Ultraviolet technology uses ultraviolet light to produce ozone, by passing ambient air over an ultraviolet lamp, which splits oxygen molecules in the air stream. Since ozone gas is unstable (a property that gives ozone its exceptional oxidizing capabilities), ozone cannot be packaged or stored and must be generated on site. In most common wastewater treatment applications, an ozone generator combines with a compact air preparation unit is utilized to treat the water safely and effectively.

Ozone is a much more powerful oxidizer than chlorine, as ozone statistically disinfects quicker than chlorine. Ozone creates none of the trihalomethanes commonly associated with chlorine compounds, and if properly matched to the application, ozone will reduce most organic compounds to carbon dioxide, water and residual heat. Finally, ozone eventually returns to oxygen.

Ozone is not to be confused with smog, which is commonly referred to as ozone. Low level or surface ozone (smog) is formed when oxygen combines with volatile organic compounds (nitrogen oxides from motor vehicles and power plant emissions, solvents, etc.), which then chemically react in the presence of sunlight and warmth.

Our proprietary UV ozone generators produce nothing but ozone. Most other manufacturers of ozone equipment produce nitrous oxides, which when mixed with moisture become nitric acid, which is dangerous. The
EPA has determined that the highest level of safe ozone is 0.05 ppm. Our high-powered generators produce ozone at lethal levels sometimes exceeding 15.0 ppm. This is why people, pets, or plants cannot remain in the property during our treatments that average 4 or more hours in length.

Industry Summary
----------------

Driven by rising demand for clean water, clean air and chemical-free treatment processes, the global market for ozone technology is projected to grow at an annual rate of 7.5% through 2012. The overall global water treatment market is experiencing rapid growth due to a number of factors including:

   . Rapid industrialization and resulting increases in infrastructure spending . Increased awareness and concern for quality water, long-term health and environmentally conscious manufacturing processes;
   . Poor water quality, particularly in developing nations such as China and India; and
   . Water shortages resulting from droughts and shifts in population to areas with insufficient water supplies.

Similarly, environmental concerns regarding indoor air quality are driving demand for air purification products in both the residential and commercial setting. While ozone technology has been in existence for decades, the rising popularity of "green" products and services is contributing to ozone's growing acceptance. Unlike chlorine and other disinfectants, ozone technology employs a chemical-free process that can be utilized to purify water and air and disinfect a variety of surfaces. Additionally, because ozone reduces the need for continued use of costly chemicals, companies are able to reduce expenses and generate a positive return on investment. The ability to utilize more environmentally friendly products and drive higher returns represents a compelling opportunity for many users of ozone-based products and services.

The Company provides environmentally conscious products to customers looking for cleaner, more effective solutions for their disinfection and air treatment needs. Demand is increasing for non-chemical disinfection technologies like ultraviolet light and ozone in markets such as wastewater, dairy, laundry, agriculture, food and beverage manufacturing, hospitality, medical, process water and pharmaceuticals, where companies are experiencing pressure to reduce chemical by-products caused by chlorine gas and liquid chlorine, along with significant energy savings.

Ozone technology, when used in air and water unlike chlorine and other chemical disinfectants, utilizes a chemical-free process, whereby ozone molecules are used to safely purify and disinfect the water and air with no chemical byproducts. Once the ozone treatment process is complete, only harmless oxygen is released back into the air and water. Ozone treatment also reduces and frequently eliminates the need for costly chemicals used as disinfectants.

Market
------

Recognition of indoor pollution is growing. The AMA has indicated that at least 50% of all illnesses are caused or aggravated by indoor air pollution. The EPA made indoor pollution among its top five most urgent environmental issues. According to the California Air Resources Board, California alone lost 45 billion dollars due to direct and indirect effects of indoor air pollution in one year alone. The Journal of Pediatrics states that 39% of all asthma is caused by poor indoor air and that cleaning those pollutants would help reduce asthma. Further, the EPA states that today's homes contain an estimated 1,500 hazardous compounds from approximately 3,000 man-made products. Even low levels of pollutants emitted by these products can affect human health over a period of months or years. Ozone can also be used to kill, inactivate, reduce, and in some cases eliminate most of the broad causes of indoor pollution such as: allergens, dust mites, bacteria, residue from pesticides, construction by-products, inactivates viruses, and smoking and cooking odors.

Accordingly, we seek to position The Ozone Man, Inc. as a leader in the residential and commercial indoor inspection, air testing and ozone deep cleaning treatment. We have developed and acquired a platform of ozone generator products, services and technologies. The Ozone Man, Inc. methodology is a process that purifies the air in a home or building. This process eliminates most germs, viruses, bacteria, mildew, and mold spores, in a multi-process one-day event. It also eliminates pet odors, cooking smells, smoking odors, and chemical smells (such as paint, glue, new carpets, etc.).

The Company sells indoor air quality products that utilize ozone and ultraviolet technologies to deliver purified air in residential, commercial and mobile transportation environments. The Company's systems provide a protection against the following: odors; airborne microbes, including bacteria, viruses, mold spores, mildew and fungus; organic compounds;
and inorganic compounds.

Residential Homes. The Company's target market initially was single-family homes. Its products are air purification systems, the Terminator and its purification filter which use ultraviolet UVC and UVV light. The products are installed in the duct in a home's heating and cooling systems and use UVGI to sterilize most airborne bacteria and viruses, while also eliminating smoke and odors from pets, cooking and other household sources to leave behind fresh, clean air. The Company's products also address the consumer's growing concern over air quality and offers relief to individuals who suffer from allergies, asthma and lung disease when used in conjunction with the Company's filtering systems.

Commercial Facilities. The Company's Terminator is applicable for use in hospitals, long-term care facilities, restaurants, bars and hotels. Like the residential products, the commercial model is a powerful sterilizer and odor eliminator and can be installed in the HVAC duct system.

Services
--------

The Company presently has five service hubs complete with service vans and certified, trained personnel. The Company has a seven-day certification process with a comprehensive operations manual and an online examination and updating service for its technicians. In addition to 13 full time employees, the Company employees 29 part time independent contractors, some of whom are certified trained personnel.

We do indoor inspections and indoor air testing which follows the Indoor
Environment Standards Organization (IESO) guidelines.   This translates
to professional sampling capabilities as well as indoor contamination inspection certifications. We inspect and test for any type of indoor environmental problems.

On February 23, 2008 we purchased from S.C.O. Medallion Healthy
Homes LTD all intellectual property for the Medallion methodology system and all marketing materials, studies and information required to operate the system including patents, trademarks, extensions, applications, copyrights, equipment and technology that specifically relate to the products and services of the business. On April 18, 2008 we purchased from Air Testing and Design, Inc. intellectual property in connection with our commercial generator system. This provides us with the ozone treatment system that is the core of our business model.

We provide indoor pollution maintenance for all buildings. We call our system the "Terminator", and it involves installation of a UVGI system in the air ducts or air conditioning systems. This purifies the air before it enters the indoor environment and insures the client of a clean fresh air supply at all times. If there is not a forced air or air conditioning system in the home or building, we have freestanding UV germicidal systems. Our ozone deep cleaning treatment is a remedy for most indoor pollution. When extreme contamination problems exist, we may call in other professionals to assist in the remediation process and/or refer the client to another source for the solution.

Our ozone deep cleaning treatment involves placing The Ozone Man, Inc.
UV ozone generators throughout an uninhabited home or building.
Depending on the type of contamination, the generators are left running for 4 hours or longer. This is the essential time allotted for the ozone to oxidize all the contaminants in the indoor environment, leaving the space odor and contaminant free. This one step process works on most types of odors, including smoke, pet, cooking and chemical odors and kills and or eliminates most allergens, bacteria and viruses.

Decontaminated space will remain as such, as long as you do not reintroduce the problem. Our inspection/testing service will first identify the problem, and once the source is removed/repaired, the treatment is then complete and the problem is solved. However, if you are a smoker and if you start smoking again in the residence/office and/or you are a pet owner and you bring the pets back into the residence and/or your residence building has another leak/water intrusion, the problem will reoccur and another treatment will be required. Our UVGI and filtration system helps maintain the indoor environment and prevent reoccurrences of such problems. Once our treatment is complete, the indoor environment is a healthy place to reside or work.

The cost per treatment depends on the size of the dwelling and the type of contamination. Residential dwellings cost $.50 per sq ft. Commercial jobs generally run around $.67 per sq ft.

The Company intends to target the following four market segments:

HVAC and Filtration. The Company's short-term plan is to have HVAC companies sell our units. The Company's long-term plan is to purchase and acquire various small HVAC service companies. In the short term, we intend to educate key personnel of these companies on the effectiveness, ease of installation and quality of our system as well as the ability of our filers to eliminate 99.9% of all particulates and odors in indoor structures.

The locations for these acquisitions shall be in the regions where we currently have service vans to enable the sales leads of the Terminator and filtration to assist and educate their client in encouraging the use of our Ozone Man Deep Cleaning Treatments. Our HVAC technicians will be able to buy these units from their wholesalers.

The use of the Terminator and filtration systems have been documented to reduce energy, increase efficiency and limit cleaning costs of HVAC coils. As a result, one can expect a 30-40% reduction in energy costs and almost a complete elimination in coil cleaning costs.

Laundry. This division would be considered an energy savings division as there is approximately a 30-40% overall savings with a significant savings in lesser energy usage and moderate savings due to a reduction of chemicals/detergent usage. Primary beneficiaries of the use of the application of the laundry oxidation system would be hotels, prisons, nursing homes, and dairy farms. All of these industries will be pursued using an outright purchase, rental and/or a lease program including a shared savings plan. We have been contacted by about 100 facilities with interest in our program. We have hired via broker agreement a team of two different sales personal totaling 4 to sell and or lease the program.

Hospitality. This division will be primarily for the use of air and deep cleaning to make the hospitality-related companies (hotels, motels, etc.) greener and cleaner prior to the check-in of hotel guests. Also, as additional revenue, we will be able to apply the UVGI & filtration system to these hotels to maintain cleaner air and save in energy costs.

Hospital. This should be the easiest to penetrate as we have a solution to healthcare facilities' biggest problem: the spread of airborne contaminants. Senate Bill 1058-MRSA became effective January 1, 2009. The enactment of this bill demonstrates the concern hospitals have for the spreading of MRSA as we already know that the hospital industry will be held responsible for any hospital-acquired infection prior to 2009. Using our UVGI/filtration products, it enables us to reduce expenses for coil cleaning, which can range from $500 - $15,000, saving 25 - 30% of energy costs and reduce unit down time. Therefore, we will be able to enhance the well being of staff and patients by delivering clean, particulate-free air. We can reduce filtration cots by as much as 50% and will be able to offer a product that will decontaminate rooms identified with disease-causing elements. This is handled by our on staff doctors and former hospital administrators selling to current hospital administrators and staff that we already know.

Competitors & Future Competition
--------------------------------

Although we are unaware of any direct public competition, we believe that we will be faced with competition from an array of household cleansers, pesticides, and remediation companies (among others) for our services. Many retailers market a variety of air purifiers. The ozone generation business may lead to multiple competitors and competition.

Employees
---------

We currently have 13 employees, all of which are full time.


Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this Annual Report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-
K. The risks and uncertainties described below are not the only ones we face. Should they materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our securities.

Risk Related To Our Business
----------------------------

Our independent registered public accounting firm has issued a
--------------------------------------------------------------
"going concern" opinion.
------------------------

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

No assurance of sales or profitability.
---------------------------------------

The Company's business is dependent upon the acceptance of its products and services as an effective and reliable method to perform indoor air quality inspection, testing, remediation and maintenance. The Company's business is also dependent on the effectiveness of its marketing program to convince potential clients and potential independent contractors to utilize its services so that the Company will become profitable. There can be no assurance that the public or industry participants will accept the Company's services, or that the Company will be successful or that its business will earn any profit. There can be no assurance that the Company will earn material revenues or that investors will not lose their entire investment. There is no assurance that the Company will operate its business successfully or that its common stock will have value. A failure of the Company's marketing campaign would have a material adverse impact on its operating results, financial condition and business performance.

Competition.
------------

The indoor air quality testing industry is extremely competitive. The Company's principal competitors will include other indoor air quality testers, home inspectors, termite inspectors, and remediation and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar indoor air quality testing facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor air quality testing and air remediation services and to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the indoor air quality testing and remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

Dependence on key personnel.
----------------------------

The Company's success is substantially dependent on the performance of its executive officers and key employees. Given the Company's early stage of operation, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company's ability to market and perform its services. The loss of one or more of its key employees or the Company's inability to hire and retain other qualified employees could have a material adverse effect on the Company's business.

Inability to make new business acquisitions.
--------------------------------------------

In the short-term, the success of the Company's business plan depends heavily on its ability to make key business acquisitions, and in the longer term, on its ability to profitably integrate and operate those businesses. There is no assurance that the Company will be able to find and acquire the new businesses that it needs to successfully implement its business plan. The Company needs to make new business acquisitions in order to grow at an attractive pace. A failure of the Company to make the new business acquisitions that it seeks will likely have an adverse impact on its operating results, financial condition and business performance.

We may not be able to manage our growth effectively, create
-----------------------------------------------------------
operating efficiencies or achieve or sustain profitability.
-----------------------------------------------------------

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

We may incur significant costs as a result of operating as a public company,
----------------------------------------------------------------------------
and our management devotes substantial time to new compliance initiatives.
--------------------------------------------------------------------------

We may incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

In addition, the Sarbanes-Oxley Act of 2002 ("SOX") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For the year ended December 31, 2008, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm in the year ending December 31, 2009, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and
----------------------------------------------------------
misstatements due to error or fraud may occur and may not be detected.
----------------------------------------------------------------------

While we continue to take action to ensure compliance with the disclosure controls and other requirements of SOX, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that any company's controls, including our own, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of change in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Risk Related To Our Securities
------------------------------

Our stock price is volatile and there is a limited market for our shares.
-------------------------------------------------------------------------

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

   . Our success, or lack of success, in developing and marketing our products and services;
   .  Our ability to maintain compliance with OTCBB listing requirements;
   .  Our ability to raise the required capital to fund our business;
   . The announcement of new products, services, or technological innovations by us or our competitors;
   .  Changes in the executive leadership of the company;
   .  Quarterly fluctuations of our operating results;
   . Changes in revenue or earning estimates; and . Competition.

Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results.

Our shares of common stock have been traded on the OTCBB. There has been limited trading in our common stock and we cannot give assurances that such a market will develop further or be maintained.

Investors should not expect the payment of dividends by us.
-----------------------------------------------------------

We do not expect to pay dividends on our common stock in the foreseeable future. Investors who require cash dividends from their investments should not purchase our common stock or warrants.


Item 2. Properties

The Company leases 1,300 sq ft at 9454 Wilshire Blvd., Beverly Hills, CA 90212 at $72,000 annually, on a month-to-month tenancy, in a professional office building. We believe the current facilities are adequate for the immediate future.


Item 3. Legal Proceedings

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

We have not submitted a matter to a vote of our shareholders during the 2008 fiscal year.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
------------------

The Company's common stock commenced trading on the OTC Bulletin
Board ("OTCBB") on June 24, 2008. The following table sets forth, for the periods indicated, the last sale prices for the common stock as reported by the OTCBB.

     Period                              High        Low

     Fiscal 2009
          1st Quarter                   $ 9.00     $ 2.35

     Fiscal 2008
          4th Quarter                   $ 9.00     $ 1.80
          3rd Quarter                   $ 3.50     $ 1.01
          2nd Quarter                   $ 2.50     $ 0.40

Holders and Dividends
---------------------

As of March 15, 2009 we had 737 shareholders of record holding
34,509,730 common shares. This number does not include the common stock recently sold in a private placement as those shares have been subscribed for, but are not yet issued and outstanding.

We have not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities
---------------------------------------

On or about February 27, 2009, the Company sold to an accredited investor, 350,000 common shares and 3,250 Preferred B shares convertible into 650,000 common shares, at $5.00 per share for total consideration of $5,000,000. All other sales of unregistered securities in fiscal 2008 have been previously reported.

Issuer Purchase of Securities
-----------------------------

None.


Item 6.  Selected Financial Data

(Not Required)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Company commenced operations in the fourth quarter of 2007 upon the acquisition of its operating subsidiary, The Ozone Man, Inc. (Nevada). The Company provides environmental solutions for indoor air pollution through inspection, air quality testing and indoor cleaning for both single homes and multi-unit residences and over a broad spectrum of commercial structures including medical facilities, hotel and motel rooms and schools. Our products and services may also be used for water treatment in agriculture, meat processing plants, laundries and dairies.

In 2008 we began to implement our business plan by acquiring for cash both the intellectual property and methodology that forms the basis of our ozone treatment system that is at the core of our plan. We opened five service hubs around the country in California, New York/New Jersey, Florida and North Carolina with service vans and certified, trained personnel and expect to further expand our facilities in 2009.

Results of Operations for the initial period ended December 31, 2008
--------------------------------------------------------------------

For the year ended December 31, 2008 we recorded revenues of $10,335 from the sale of products and services. However, these revenues are immaterial with regard to those we expect to generate once we launch our principal operations. As such we remain a development stage company. There were no revenues in the period from September 5, 2007 (inception) through December 31, 2007.

Costs and expenses for the year ended December 31, 2008 totaled $22,738,246 including $1,090,021 in professional and consulting fees. Losses from operations were $22,727,911 for the year ended December 31, 2008. However, approximately $20,400,000 of those recorded losses were in connection with the issuance of preferred stock for services rendered, a one time non-cash charge. When combined with losses from the period from inception on September 5, through December 31, 2007 of $32,860, cumulative development stage losses from operations since inception to December 31, 2008 total $22,778,439. Additional financing costs and net interest expense brought our net loss to $22,745,579 and $22,778,439 for the year ended December 31, 2008 and the period from September 5, 2007 (inception) through December 31, 2008, respectively.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2008 we had cash of $367,697 and a working capital deficit of approximately $465,000. Losses from operations for the year ended December 31, 2008 were $22,745,579, however, approximately $21,300,000 of operating expenses charged in 2008 were non-cash charges related to the value of stock issued for services rendered. Therefore, cash used in operations was $721,060. In addition, we recently realized proceeds from the sale of our securities for advertising and marketing programs.

On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000. The terms of sale are specified in the Subscription Agreement and Stock Purchase Agreement executed by the Company and Investor.

Under the terms of the Subscription Agreement, the Company created a new class of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is authorized to issue 4,000 shares of its new Series B preferred stock. The Series B stock is convertible into 200 shares of the Company's common stock for every share of Series B stock. The
Series B preferred has per share par value of $1,000, carries an annual cumulative dividend of 7.5% and is senior in liquidation preference to all other Series of stock. Pursuant to the terms of the Subscription Agreement, the following restrictions have been stipulated as the use of proceeds:

   . $3,250,000 for merger and acquisition reserves to be used to acquire established independent providers of heating, ventilation and air conditioning ("HVAC") sales and services. The Investor has no right of approval over any transaction involving the use of these funds.

   . Approximately $1,050,000 is to be used for advertising and marketing of the Company's products and services using agencies mutually agreeable to the Company and the Investor.

   . Approximately $500,000 is to be used to develop a direct response television campaign to promote the Company's products and services. Specifically, the Investor has required that the Company use these proceeds to develop, "copyrighted content in the form of a health book" using an existing manuscript adapted to a long and short form for direct response television marketing.

   . Approximately $200,000 of the proceeds were used to pay fees and expenses related to the transaction including commissions as well as legal and professional incurred by Investor related to the transaction.

As a result of restrictions on the use of the proceeds, the Company expects that amounts that have not yet been used as specified will be recorded as restricted cash and investments (subject to market fluctuation) on its balance sheets in subsequent periods. We intend to raise the additional funds through the sale of our securities that we believe it should be sufficient to implement our business plan through the end of 2009. There is no assurance additional private placement funds will actually be raised and the failure to do so will make it more difficult to implement our business plan.

The consolidated financial statements contained in this report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

Off-Balance Sheet Arrangements
------------------------------

None.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(Not Required)


Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
The Ozone Man, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of The
Ozone Man, Inc. and Subsidiary (a Development Stage Company) ("the Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2008, the period September 5, 2007 (inception) to December 31, 2007, and the period September 5, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ozone Man, Inc. and Subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, the period September 5, 2007 (inception) to December 31, 2007, and the period
September 5, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended December 31, 2008, has had minimal revenues for the year ended December 31, 2008 and has not commenced planned principal operations.
In addition, at December 31, 2008 the Company had a working capital deficiency and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2009

                       The Ozone Man, Inc. and Subsidiary
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                    ASSETS                                   December 31,
                    ------                            --------------------------
                                                          2008          2007
                                                      ------------  ------------
Current Assets:
---------------
   Cash and Cash Equivalents                          $   367,697   $     3,095
   Accounts Receivable                                      4,590             -
   Prepaid Expenses                                        18,710             -
                                                      ------------  ------------
        Total Current Assets                              390,997         3,095
                                                      ------------  ------------
Property and Equipment - net                              372,990             -
                                                      ------------  ------------
Other Assets:
-------------
   Intangible Assets                                      111,100             -
   Security Deposits                                        6,620             -
                                                      ------------  ------------
        Total Other Assets                                117,720             -
                                                      ------------  ------------
TOTAL ASSETS                                          $   881,707   $     3,095
                                                      ============  ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     ----------------------------------------

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses              $   175,327   $     6,857
   Convertible Note Payable - Related Party,
     Net of Discount                                            -        10,556
   Accrued Officers Compensation                          546,536             -
   Notes Payable - Current Portion                         43,976             -
   Other Payables                                               -        10,000
   Dividends Payable on Preferred Convertible Stock        90,667             -
                                                      ------------  ------------
        Total Current Liabilities                         856,506        27,413

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other            66,365             -
                                                      ------------  ------------
        Total Liabilities                                 922,871        27,413
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency:
-------------------------
   Cumulative Convertible Preferred Stock,
     $25 par value, 1,000,000 shares authorized,
     510,000 shares issued and outstanding             12,750,000             -
   Common Stock, $.01 par value, 75,000,000
     shares authorized; shares issued and
     outstanding 34,474,515 shares in 2008 and
     34,940,437 shares in 2007                            344,744       349,404
   Additional Paid-in Capital                          10,103,960        29,900
   Accumulated Deficit                                   (370,762)     (370,762)
   Accumulated Deficit During the Development Stage   (22,869,106)      (32,860)
                                                      ------------  ------------
        Total Stockholders' Deficiency                    (41,164)      (24,318)
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $   881,707   $     3,095
                                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       The Ozone Man, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 For the        For the
                                                               Period From    Period From
                                                              Sept. 5, 2007  Sept. 5, 2007
                                                  For the      (Inception)    (Inception)
                                                Year Ended       through        through
                                               December 31,    December 31,   December 31,
                                                    2008           2007           2008
                                               -------------  -------------  -------------

Sales - Net:                                   $     10,335   $          -   $     10,335
------------                                   -------------  -------------  -------------

Costs and Expenses:
-------------------

     Professional and Consulting Fees             1,090,021         13,875      1,103,896
     Merger Expense                                       -         25,000         25,000
     Other General and Administrative Expenses   21,648,225          8,429     21,656,654
                                               -------------  -------------  -------------
          Total Costs and Expenses               22,738,246         47,304     22,785,550
                                               -------------  -------------  -------------
Loss from Operations                            (22,727,911)       (47,304)   (22,775,215)
                                               -------------  -------------  -------------

Other Income (Expenses):
------------------------

     Financing Costs                                (14,444)       (10,556)       (25,000)
     Forgiveness of Debt                                  -         25,000         25,000
     Interest Income (Expense)                       (3,224)             -         (3,224)
                                               -------------  -------------  -------------
          Total Other Income (Expenses)             (17,668)        14,444         (3,224)
                                               -------------  -------------  -------------

Net Loss                                       $(22,745,579)  $    (32,860)  $(22,778,439)
                                               =============  =============  =============

Loss attributable to common stockholders
     Net Loss                                  $(22,745,579)  $    (32,860)  $(22,778,439)
     Preferred stock dividend                        90,667              -         90,667
                                               -------------  -------------  -------------
     Loss atributable to common stockholders   $(22,836,246)  $    (32,860)  $(22,869,106)
                                               =============  =============  =============

Net Loss per Common Share - Basic and Diluted  $      (0.66)  $      (0.00)
                                               =============  =============

Weighted Average Common Shares Outstanding -
  Basic and Diluted                              34,391,534     34,935,367
                                               =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                       The Ozone Man, Inc. and Subsidiary
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO DECEMBER 31, 2008

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                PREFERRED STOCK          COMMON STOCK       ADDITIONAL                   IN THE
                              --------------------  ----------------------    PAID-IN    ACCUMULATED  DEVELOPMENT
                              SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL     DEFICIT        STAGE          TOTAL
                              -------  -----------  ------------ --------- ------------  ----------  -------------  -------------
Balance - September 5, 2007         -  $         -            -  $      -  $         -   $       -   $          -   $          -

Sale of Common Stock to
Founders of Ozone - NV              -            -   30,000,000     3,000       27,000           -              -         30,000

Issuance of Common Stock in
Connection with Reverse
Acquisition                         -            -   34,250,000   342,500     (342,500)          -              -              -

Effect of Recapitalization          -            -      680,437     6,804      312,500    (370,762)             -        (51,458)
                                                    (30,000,000)   (3,000)       3,000           -              -              -

Issuance of Common Stock for
Services at $.50 per share
at November 1, 2007                 -            -       10,000       100        4,900           -              -          5,000

Beneficial Conversion Feature       -            -            -         -       25,000           -              -         25,000

Net Loss for the Period
September 5, 2007 (Inception)
to December 31, 2007                -            -            -         -            -           -        (32,860)       (32,860)
----------------------------  -------  -----------  ------------ --------- ------------  ----------  -------------  -------------
Balance - December 31, 2007         -  $         -   34,940,437  $349,404  $    29,900   $(370,762)  $    (32,860)  $    (24,318)
----------------------------  -------  -----------  ------------ --------- ------------  ----------  -------------  -------------
Return of Common Stock in
Connection with Reverse
Acquisition                         -            -      (42,475)     (425)         425           -              -              -

Issuance of Common Stock
Pursuant to a Private
Placement at $.20 per share
during the period
January 23, 2008 -
July 7, 2008                        -            -    2,750,000    27,500      522,500           -              -        550,000

Issuance of Common Stock
Pursuant to a Private
Placement at $.50 per share
at July 2, 2008                     -            -      100,000     1,000       49,000           -              -         50,000

Issuance of Common Stock
Pursuant to a Private
Placement at $.90 per share
during the period
September 3, 2008 -
October 15, 2008                    -            -      971,553     9,715      864,685           -              -        874,400

Issuance of Common Stock
Pursuant to a Private
Placement at $1.00 per share
At September 3, 2008                -            -       25,000       250       24,750           -              -         25,000

Issuance of Common Stock for
services at $.20 per share
at April 14, 2008                   -            -      310,000     3,100       58,900           -              -         62,000

Issuance of Common Stock for
services at $2.00 per share
at August 15, 2008                  -            -      420,000     4,200      835,800           -              -        840,000

Issuance of Common Stock
upon Conversion of
Convertible Debt at
$.0125 per share                    -            -    2,000,000    20,000        5,000           -              -         25,000

Issuance of Convertible
Preferred Stock to Related
Party for Services Rendered   510,000   12,750,000            -         -    7,650,000           -              -     20,400,000

Repurchase and Retirement of
Common Stock at $.001
per share at June 27, 2008          -            -   (7,000,000)  (70,000)      63,000           -              -         (7,000)

Dividends on Cumulative
Convertible Preferred Stock
as of December 31, 2008             -            -            -         -            -           -        (90,667)       (90,667)

Net Loss for the year ended
December 31, 2008                   -            -            -         -            -           -    (22,745,579)   (22,745,579)
----------------------------  -------  -----------  ------------ --------- ------------  ----------  -------------  -------------
Balance - December 31, 2008   510,000  $12,750,000   34,474,515  $344,744  $10,103,960   $(370,762)  $(22,869,106)  $    (41,164)
============================  =======  ===========  ============ ========= ============  ==========  =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                       The Ozone Man, Inc. and Subsidiary
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For the        For the
                                                               Period From    Period From
                                                              Sept. 5, 2007  Sept. 5, 2007
                                                  For the      (Inception)    (Inception)
                                                Year Ended       through        through
                                               December 31,    December 31,   December 31,
                                                    2008           2007           2008
                                               -------------  -------------  -------------

OPERATING ACTIVITIES

Net (Loss)                                     $(22,745,579)  $    (32,860)  $(22,778,439)

Adjustments to reconcile net (loss) to net
  cash (used) by operating activities:
    Depreciation                                     32,987              -         32,987
    Amortization of Debt Discount                    14,444         10,556         25,000
    Common and Preferred Stock Issued
      for Services                               21,302,000          5,000     21,307,000
    Debt Forgiveness                                      -        (25,000)       (25,000)

Changes in Operating Assets and Liabilities:
    (Increase) in Security Deposits                  (6,620)             -         (6,620)
    (Increase) in Accounts Receivable                (4,590)             -         (4,590)
    (Increase) in Prepaid Insurance                 (18,710)             -        (18,710)
    Increase in Accounts Payable and
      Accrued Expenses                              705,007          5,399        710,406
                                               -------------  -------------  -------------
Net Cash (Used) in Operating Activities            (721,061)       (36,905)      (757,966)
                                               -------------  -------------  -------------

INVESTING ACTIVITIES

Capital Expenditures                               (405,977)             -       (405,977)
Purchase of Intangible Assets                      (111,100)             -       (111,100)
                                               -------------  -------------  -------------
Net Cash (Used) in Investing activities            (517,077)             -       (517,077)
                                               -------------  -------------  -------------

FINANCING ACTIVITIES

Proceeds from the Sale of Common Stock            1,499,400         30,000      1,529,400
Purchase of Cancelled Common Stock                   (7,000)             -         (7,000)
Proceeds of Note Payable - Other (Net)              120,340              -        120,340
(Payment) Proceeds of Other Payable                 (10,000)        10,000              -
                                               -------------  -------------  -------------
Net Cash Provided by Financing Activities         1,602,740         40,000      1,642,740
                                               -------------  -------------  -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS             364,602          3,095        367,697
                                               -------------  -------------  -------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       3,095              -              -
                                               -------------  -------------  -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $    367,697   $      3,095   $    367,697
                                               =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense                               $      6,191                  $      6,191
                                               =============                 =============

Supplemental Disclosures of Cash Flow Information:

Non Cash Financing Activities:

    Issuance of Note Payable - Related Party
      as payment of Accounts Payable           $          -   $     25,000   $     25,000
                                               =============  =============  =============
    Issuance of 34,250,000 shares of Common
      Stock in Connection with Reverse
      Acquisition (Recapitalization)           $          -   $    342,500   $    342,500
                                               =============  =============  =============
    Dividends payable on preferred stock       $     90,667   $          -   $     90,667
                                               =============  =============  =============
    Discount on Convertible Debt               $          -   $     25,000   $     25,000
                                               =============  =============  =============
    Return of Overissuance of Shares Related
      to Recapitalization                      $        425   $          -   $        425
                                               =============  =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

                                  Organization

The Ozone Man, Inc. ("Ozone-FL") was originally incorporated in the state of Florida in 1979 as Dauphin, Inc. ("Dauphin"). On June 27, 1994 Dauphin, through an exchange agreement, acquired 100% of the outstanding common stock of RPS Executive Limousines, Ltd., a privately held New York Corporation ("RPS Limo"). On July 19, 1994, Dauphin changed its name to RPS Enterprises, Ltd. and effected a one-for-three reverse split of its common stock. In addition, the Certificate of Incorporation was amended to (a) increase the number of authorized common shares, $.01 par value, from 10,000,000 shares to 20,000,000 shares and (b) to create 1,000,000 shares of a new series of cumulative convertible $25.00 preferred stock, with semi-annual dividends of $2.00 per share. The acquisition resulted in the RPS Limo shareholder emerging with a larger portion of voting rights of the combined company. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition.

In August 2002, certain investors purchased the majority of prior management's stock and changed the name from RPS Enterprises Ltd. to RPS Group, Inc. ("RPS Group"). In October 2002 RPS Group sold back the operating subsidiary (RPS Limo) to prior management. RPS Group was a shell company with no significant assets or operations since 2002.

On September 5, 2007, The Ozone Man, Inc. was incorporated in the State of Nevada ("Ozone-NV"). On October 15, 2007, RPS Group, Inc filed with the State of Florida, an amendment to its Articles of Incorporation changing its name to The Ozone Man, Inc. ("Ozone-FL") and increased its authorized common shares from 20,000,000 to 75,000,000 shares. In addition Ozone-FL executed a 1:20 stock split.

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

                             Description of Company

The Company provides environmental solutions for indoor air pollution through inspection, air quality testing and indoor cleaning for both single homes and multi-unit residences and over a broad spectrum of commercial structures including medical facilities, hotel and motel rooms and schools. Our products and services may also be used for water treatment in agriculture, meat processing plants, laundries and dairies.

The Company has not yet generated significant revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

                          Principles of Consolidation

The accompanying financial statements include the accounts of The
Ozone Man, Inc. (a Florida Corporation) (Parent) and its wholly owned subsidiary, The Ozone Man, Inc. (a Nevada Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (continued)

                            Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

                               Revenue Recognition

For revenue from product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue
Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101).
SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and
(4) collectibility is reasonably assured.  Determination of criteria (3) and
(4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

                                Advertising Costs

The Company's policy is to charge advertising costs to operations as incurred. The Company incurred advertising costs of $17,494 and $0 for the year ended December 31, 2008, and the period September 5, 2007 (inception) to December 31, 2007, respectively.

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

                                 Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the periods presented.
Diluted loss per common share is the same as basic loss per common share as the effect of any potentially dilutive securities outstanding (convertible Series of stock, options and warrants) would be anti-dilutive and has therefore, been excluded from the computation. As of December 31, 2008 there were 510,000 shares of Convertible Preferred Stock outstanding at a conversion rate of five common shares for every preferred share (2,550,000 common stock) and there were no options or warrants outstanding. The common stock issued and outstanding has been included from September 5, 2007 (inception) with respect to the effect of the recapitalization.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (continued)

                             Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate three to five years.

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

                      Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

                            Research and Development

Research and development costs will be charged to operations as incurred. There were no research and development costs during the year ended December 31, 2008 and the period ended September 5, 2007 (inception) to December 31, 2007.

                            Stock Based Compensation

The Company has adopted SFAS 123(R), "Share-Based Payment," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees" and eliminates the intrinsic value method that was provided in SFAS 123, "Accounting for Stock-Based Compensation" for accounting of stock-based compensation to employees. The Company currently has one active stock-based compensation plan, which was adopted and approved by the Company's Board of Directors on November 17, 2008 and is subject to stockholder approval. That Plan is The Ozone Man, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The
Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2008, there have been no grants made pursuant to the Plan. The Company made no employee stock-based compensation grants during the period September 5, 2007 (inception) to December 31, 2008.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (continued)

                        Impairment of Long-Lived Assets

The Company reviews the carrying value of the long-lived assets (intangibles) periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes related to the following:

   .  A significant decrease in market price.
   . A significant adverse change in how an intangible asset is being used or in its physical condition.
   . A significant adverse change in legal factors or in the business climate. . An accumulation of costs significantly higher than the amount originally expected for the acquisition or construction of an asset.
   . A current-period loss combined with a history of losses or a projection of continuing losses associated with the asset.
   . A realization that the asset will be disposed of significantly before the end of its estimated useful life.

                    Recently-Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No.157, "Fair Value Measurements," which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption did not have a material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value
Opinion for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities too choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The adoption did not have a material impact on the Company's financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (continued)

accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired in the future.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling
Interests in Consolidated Financial Statements, an amendment of ARB
No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and Seriesified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2008, the FASB issued FASB Staff Positions ("FSP") SFAS
No. 140-4 and FASB Interpretation Number ("FIN") No. 46R-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" (FSP SFAS No. 140-4 and FIN No. 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company's involvement with variable interest entities. The FSP is effective for financial statements issued for interim periods ending after Dec. 15, 2008. The adoption of this pronouncement is not expected to have a significant effect on its financial statements.

In February 2008, the FASB issued FSP No. 157-1 "Application of FASB Statement No. 157 to FASB Statement No.13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease
Seriesification or Measurement under Statement 13" and No. 157-2
"Effective Date of FASB No. 157", which remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSP's) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company's results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company.

Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company's results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3,
"Determining the Fair Value of a Financial Asset When the Market for
That Asset is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about
Derivative Instruments and Hedging Activities-an amendment of FASB
Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement
133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.
Management is evaluating the potential effect this guidance may have on the Company's financial condition and results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations."
The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of
Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards
(SAS) No. 69, "The Meaning of Present Fairly in Conformity With
GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force
(EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-
Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The
FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Going Concern

The Company had no material revenues and incurred a net loss of $22,745,579 during the year ended December 31, 2008. In addition, the Company had a working capital deficit of approximately $465,000 at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity, or some combination thereof and raised gross proceeds of $5,000,000 from the sale of its securities on February 27, 2009. However, significant restrictions on the use of those proceeds require the Company to use those funds specifically for acquisitions and advertising and not for general working capital, (See Note 14, Subsequent Event). In addition the Company raised gross proceeds of approximately $1,500,000 in 2008 through the sale of its common stock.

There can be no assurance that additional funds required during the next year or thereafter will be generated from operations. Should the Company seek additional funds from external sources such as debt or additional equity financings or other potential sources there can be no assurance that such funds will available or available on terms acceptable to the Company or that they will not have a significant dilutive effect on the Company's existing stockholders. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

Accordingly, the Company's existence is dependent on management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.


NOTE 3 - Property and Equipment

At December 31, 2008, property and equipment consisted of the following:

          Furniture and fixtures         $   13,339
          Equipment                         172,872
          Vehicles                          219,766
                                         ----------
                                            405,977

          Less Accumulated Depreciation      32,987
                                         ----------
                                         $  372,990
                                         ==========

Depreciation was $32,987 for the year ended December 31, 2008. There was no depreciation expense from the period September 5, 2007
(inception) to December 31, 2007.


NOTE 4 - Intangible Assets

On February 23, 2008 the Company purchased from S.C.O. Medallion
Healthy Homes LTD all intellectual property for the Medallion methodology system for $60,000. On April 18, 2008 the Company purchased from Air Testing and Design, Inc. intellectual property for $50,000. The property purchased includes patents, trademarks, literature, drawings, schematics, vendor lists and rights to purchase and resell equipment and other proprietary and intellectual property associated with the ozone generators manufactured by the seller.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Intangible Assets  (continued)

These intangible assets are not currently amortized but will be tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of December 31, 2008 there was no impairment.

For the period from September 5, 2007 (inception) through and as of December 31, 2008, the Company is considered a development stage enterprise in accordance with SFAS 7, Accounting and Reporting for Development Stage Enterprises. When the Company's management no longer believes it is a development stage entity, management expects to begin amortizing intangible assets over a period ranging from seven to ten years.


NOTE 5 - Long Term Debt

The Company finances five field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through December 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. Each note is secured by the vehicle acquired. As of December 31, 2008, the total amount due under these notes was as follows:

          Total vehicle notes:     $ 110,341
          Less current portion:       43,976
                                   ---------
          Long term portion:       $  66,365
                                   =========

Maturities of the long term portion of the vehicle notes are as follows:

                    December 31,
                    ------------
                    2009              43,976
                    2010              45,896
                    2011              16,153
                    2012               4,316
                                   ---------
                                   $ 110,341
                                   =========


NOTE 6 - Convertible Debt

On October 17, 2007 a convertible promissory note in the amount of $25,000 was issued to one individual who is a stockholder, legal counsel and former officer of Ozone-FL as payment of accounts payable owed by the Company to him for legal services. The note was non-interest bearing and convertible into 2,000,000 shares of the Company's common stock.

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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Convertible Debt  (continued)

Amortization of the debt discount amounted to $10,556, and $14,444 for the period September 5, 2007 (inception) to December 31, 2007 and the year ended December 31, 2008, respectively, and is reported as financing costs.

On November 17, 2008, the Company issued 2,000,000 shares of common stock upon conversion of this convertible note.


NOTE 7 - Commitments and Contingencies

All of the Company's office leases are on a month to month basis with ongoing renewals each month. For the year ended December 31, 2008 and from September 5, 2007, (inception) through December 31, 2007, total rent expense was approximately $32,460, and $0, respectively.

Employment Agreement: On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). The Employment Agreement is effective January 1, 2009. Under the terms of the Employment Agreement, the Company will employ Dr. Halden Shane as President and CEO for an annual base salary of $390,000. In addition, Dr. Halden Shane is eligible to receive incentive cash bonus of up to 40% of his base compensation.

In addition, the Employment Agreement entitles Dr. Halden Shane to certain benefits and vacation time in accordance with the Company's policies.

The Employment Agreement terminates upon the death or disability of Dr. Halden Shane, his resignation or his termination for cause as defined in the Employment Agreement. Should the Company terminate Dr. Halden
Shane in his role as President and CEO for any reason other than cause, death or permanent disability, (all as defined in the Employment Agreement), he is entitled to certain Termination Benefits. These benefits include twelve months base pay and a cash bonus based on the average cash bonus received in the 24 months prior to termination. In addition, any stock incentive subject to vesting will continue to vest for twelve months following termination. Additional payments may apply in the event he is terminated while the Company has securities trading on an established public exchange or he is terminated within sixteen months of a change of control (both conditions as defined in the Employment Agreement.)

Litigation: The Company is not currently a party to any known ongoing, pending or threatened litigation, but may, from time to time, become a party to legal proceedings in the ordinary course of business.


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

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Preferred Stock  (continued)

On December 15, 2008 the Board of Directors approved the issuance of 510,000 shares of the Company's Cumulative Convertible Preferred Stock to Tiger Management, LLC, a limited liability company wholly owned by the Company's President and CEO. The shares were valued at $20,400,000 and issued for management services preformed by Tiger Management, LLC in 2007 and 2008 and are convertible into five shares of the Company's common stock at the holder's option (see Note 11, Related Party Transactions).

In addition, on February 27, 2009, the Company completed the sale of its common stock and a new Series of Series B Preferred Convertible Stock to private investors. The Company issued 3,250 shares of Series B Convertible Preferred Stock and 350,000 shares of its Common Stock to investors for total proceeds of $5,000,000 (See Note 13, Subsequent Event). The Series B Convertible Preferred Stock is convertible into common shares at the holder's discretion at a rate of 200 shares of common stock for each share of preferred.


NOTE 9 - Common Stock

In September 2007, Ozone-NV issued 30,000,000 shares of common stock for $30,000 to the three founders of Ozone-NV.

On October 15, 2007 Ozone-FL amended it Articles of Incorporation increasing the authorized shares from 20,000,000 shares to 75,000,000 shares. The par value remained $.01 per share. On October 17, 2007 Ozone-FL implemented a 1:20 reverse stock split affecting the pre-organization shareholders. All share and per-share data have been retroactively adjusted to reflect these recapitalizations.

On October 17, 2007, pursuant to the aforementioned Definitive
Agreement and Plan of Reorganization the founders of Ozone-NV exchanged 100% of their outstanding shares of Ozone-NV in return for 34,250,000 shares of Ozone-FL's common stock (see Note 1).

On November 1, 2007, the Company issued 10,000 shares of common stock for the payment of professional fees in the amount of $5,000.

During the year ended December 31, 2008 the Company sold 3,846,553 shares of common stock at per share prices ranging from $0.20 to $1.00 for total net proceeds of $1,499,400. In addition, the Company issued an additional 730,000 common shares for services rendered during the year. The total value of services recognized for common shares issued for services totaled $902,000.


NOTE 10 - Concentration of Risk

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation for the full balance under the Temporary Liquidity Guarantee Program. At times these balances may exceed federally insured limits.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Related Party Transactions

On December 15, 2008 the Board of Directors approved the issuance of 510,000 shares of the Company's Cumulative Convertible Preferred Stock to Tiger Management, LLC, a limited liability company wholly owned by the Company's CEO. The shares were issued for management services preformed by Tiger Management, LLC in 2007 and 2008 and are convertible into five shares of the Company's common stock at the holder's option. The Company recorded an expense of $20,400,000 which is reported in other general and administrative expenses during the year ended December 31, 2008, for these services based on the fair value of the underlying common stock. The fair value was determined using the price of the stock on the date the board approved the issuance. In addition, the Cumulative Convertible Preferred Shares yield an annual dividend of $2.00 per share. As such the Company recorded a pro-rated dividend payable of $90,667 as of December 31, 2008.

As of December 31, 2008 the Company recorded $546,536 in accrued compensation to the Company's CEO for unpaid wages for the period
October 23, 2007 (inception) to December 31, 2008


NOTE 12 - Income Taxes

On September 5, 2007, (inception) the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in an interim period, disclosure and transition.

The Company has identified its federal tax return and its Florida and California state tax returns as its "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Since both Florida parent company was recapitalized and the operating subsidiary acquired and incorporated in Nevada in 2007 the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. As such, no liability for unrecognized tax benefits was required to be reported at December 31, 2007 or 2008.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.
There were no amounts accrued for penalties or interest as of or during the period from September 5, 2007 (inception) through December 31, 2007.
The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

There were no corporate taxes payable recorded as of December 31, 2008. At December 31, 2008, the Company had available net operating loss carry-forwards for federal tax purposes of approximately $1,476,000 which may be applied against future taxable income, if any, from 2027 to 2028. Significant changes in ownership of the Company may restrict some or all of those from being utilized.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Taxes (Continued)

At December 31, 2008 the Company had a deferred tax asset of approximately $632,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized any tax benefit or tax assets from these loss-carry-forwards loss carry due to the fact that realization of the tax benefit is uncertain and therefore, a valuation allowance equal to 100% of the tax benefit has been applied against the value of any tax asset arising from these losses. The difference between the federal statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $610,000 in 2008.


NOTE 13 - Forgiveness of Debt

In October 2007 a stockholder and former legal counsel and officer of Ozone-FL waived payment of the Company's accounts payable to him for past due legal services performed in the amount of $25,000. Accordingly, the Company recorded debt forgiveness income in the amount of $25,000.


NOTE 14 - Subsequent Events

On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000.

Under the terms of the Subscription Agreement, the Company created a new class of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is authorized to issue 4,000 shares of its new Series B preferred stock. The Series B stock is convertible into 200 shares of the Company's common stock for every share of Series B stock. The
Series B preferred has a stated value of $1,000 per share, carries an annual cumulative dividend of 7.5% and is senior in liquidation preference to all other classes of stock. Pursuant to the terms of the Subscription Agreement, the following restrictions have been stipulated as the use of proceeds:

   . $3,250,000 for merger and acquisition reserves to be used to acquire established independent providers of heating, ventilation and air conditioning ("HVAC") sales and services. The Investor has no right of approval over any transaction involving the use of these funds.

   . Approximately $1,050,000 is to be used for advertising and marketing of the Company's products and services using agencies mutually agreeable to the Company and the Investor.

   . Approximately $500,000 is to be used to develop a direct response television campaign to promote the Company's products and services. Specifically, the Investor has required that the Company use these proceeds to develop, "copyrighted content in the form of a health book" using an existing manuscript adapted to a long and short form for direct response television marketing.

   . Approximately $200,000 of the proceeds were used to pay fees and expenses related to the transaction including commissions as well as legal and professional incurred by Investor related to the transaction.

                       THE OZONE MAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Subsequent Events  (Continued)

The Company has executed a subscription agreement for the purchase of $3,250,000 of the Class A Shares of Global Asset Fund., Ltd., a Cayman Islands Company. Since these funds are subject to the restrictions described above, this transaction will be recorded as restricted investments on the Company's balance sheet and are subject to market fluctuation. This investment also carries a 2% annual management fee.

In addition the Company has deposited $1,550,000 of the proceeds in the Grand Adirondack Federal Credit Union, located in New York City, and this transaction will be recorded as restricted cash on the Company's balance sheet.

Both of the above investments constitute a concentration of credit risk.

Item 9. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.


Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

Our management, with the participation of our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2008, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


Item 9B. Other Information

None.


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Name                  Age  Position Held             Director Since
--------------------  ---  ------------------------  --------------
Halden S. Shane       64   Chief Executive Officer,   October 2007
                           Chairman of the Board

Richard L. Johnson    73   Secretary, Director        October 2007

Willie L. Brown, Jr.  74   Director                   October 2007

Halden S. Shane: Dr. Shane has been our Chairman since the Company's inception. For the past five years he has served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced podiatric surgery specializing in ankle arthroscopy.

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

Audit Committee
---------------

We do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee. Our entire board acts as our audit committee.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

Code of Ethics
--------------

The Board adopted a Code of Ethics in 2008 applies to, among other persons, Board members, officers including our Chief Executive Officer and Chief Financial Officer, contractors, consultants and advisors. Our Code of Ethics sets forth written standards designed to deter wrongdoing and to promote:

     1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us;

     3) compliance with applicable governmental laws, rules and regulations;

     4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

     5)  accountability for adherence to the Code of Ethics.

A copy of the Code of Ethics is filed as an exhibit to this report. A copy of this report may be obtained upon written request.


Item 11. Executive Compensation

Executive Officer Compensation
------------------------------

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2008. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the year ended December 31, 2008 except $25,000 to Dr. Shane. Further, we have entered into an employment agreement with our CEO effective January 1, 2009, and have deferred salary payments until the Company has substantial capital to pay his salary. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As December 31, 2008, Dr. Shane was owed $546,536.00 in unpaid salary.

Retirement or Change of Control Arrangements
--------------------------------------------

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

Compensation of Directors
-------------------------

We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters

Securities Under Equity Compensation Plans
------------------------------------------

The Board of Directors has adopted a stock option plan comprised of 2,500,000 shares but the plan has not yet been submitted to the shareholders for approval, and accordingly, no shares have been issued.

Beneficial Ownership
--------------------

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 34,509,730 shares of common stock outstanding as of March 15, 2009.

                           CERTAIN BENEFICIAL OWNERS

Name and address of                   Amount and nature of     Percent
beneficial owners                       beneficial owner       of class
---------------------------------     --------------------     -------
Shane Family Trust (1) (2)                  5,000,000            14.5%
11710 Wetherby Lane
Los Angeles, CA 90077

Richard L. Johnson                          2,500,000             7.2%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Willie Brown, Jr.                             100,000               *%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Juliann Gold                                4,312,500            12.5%
9903 Santa Monica Blvd
Beverly Hills, CA 90212

Roar Investment LLC                         4,312,500            12.5%
9903 Santa Monica Blvd
Beverly Hills, CA 90212

Belinha Shane (3)                           3,000,000             8.7%
11710 Wetherby Lane
Los Angeles, CA 90077

Directors and Officers as a Group           7,600,000            22.0%

  (1)  Halden Shane is trustee of the Share Family Trust.
  (2) Dr. Shane is the sole stockholder of Tiger Management International Inc., the holder of 510,000 Preferred A shares that were issued as payment for services rendered and are convertible into common shares at the holder's option on a 5:1 basis. None of the Preferred A shares have been converted to date and the common shares into which they may be converted are not included herein.
  (3) Belinha Shane is the wife of Halden Shane. He disclaims beneficial ownership of any shares held in her name.


Item 13. Certain Relationships and Related Transactions, and
         Director Independence

Transactions with Related Parties
---------------------------------

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

On December 15, 2008 the Company issued 510,000 Preferred A shares, convertible into Common shares on a 5:1 basis to Tiger Management International Inc. for management services rendered in 2007 and 2008. Dr. Shane is the sole member of Tiger Management International LLC.

Director Independence
---------------------

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services

Accountant Fees
---------------

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

                                         2007          2008
                                       --------      --------
     Audit fees                        $  8,500      $ 37,000
     Audit-related fees                       0             0
     Tax fees                                 0             0
     All other fees                    $      0      $      0

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

Pre-approval Policies
---------------------

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.


Item 15. Exhibits

No.     Description
---     -----------
10.1    Employment Contract

14.0    Code of Ethics

31.1 CEO's Certification Pursuant to Rule 13a-14 and 15d-14 Under The Securities Exchange Act of 1934, As Amended

31.2 CFO's Certification Pursuant to Rule 13a-14 and 15d-14 Under The Securities Exchange Act of 1934, As Amended

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


THE OZONE MAN, INC.

Date: March 27, 2009
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2009
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: March 27, 2009
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: March 27, 2009
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director