Form 10-Q
period 2009-03-31
TOMI Environmental Solutions, Inc.
filed 2009-05-15
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____


Commission file number 000-09908

                        TOMI Environmental Solutions, Inc.
                          (Formerly The Ozone Man, Inc.)
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

                         Former Name: The Ozone Man, Inc.
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2009 had 34,859,730 shares of common stock outstanding.

        FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2009

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                               2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        12

   ITEM 4.  CONTROLS AND PROCEDURES                                           12


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                 13

   ITEM 1A. RISK FACTORS                                                      13

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       13

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

   ITEM 5.  OTHER INFORMATION                                                 14

   ITEM 6.  EXHIBITS                                                          14
                                        1

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      TOMI Environmental Solutions, Inc.
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 (Unaudited)
                                                               March 31, 2009      December 31, 2008
                                                             ------------------    -----------------
                           ASSETS
                           ------
Current Assets:
---------------
     Cash and Cash Equivalents                               $       1,620,071     $        367,697
     Cash and Cash Equivalents - Restricted                          3,250,000                    -
     Accounts Receivable                                                     -                4,590
     Prepaid Insurance                                                  14,334               18,710
                                                             ------------------    -----------------
          Total Current Assets                                       4,884,405              390,997

Property and Equipment - net                                           360,875              372,990
                                                             ------------------    -----------------

Other Assets:
-------------
     Intangible Assets                                                 111,100              111,100
     Security Deposits                                                   6,630                    -
                                                             ------------------    -----------------
          Total Other Assets                                           117,730              117,720
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $       5,363,010     $        881,707
                                                             ==================    =================


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current Liabilities:
--------------------

     Accounts Payable and Accrued Expenses                   $         123,943     $        175,327
     Accrued Officers Compensation                                     638,087              546,536
     Notes Payable - Current Portion                                    45,099               43,976
     Obligations to be settled through issuance of
        common stock                                                   250,000                    -
     Dividends Payable on Preferred Convertible Stock                   22,038               90,667
                                                             ------------------    -----------------
          Total Current Liabilities                                  1,079,167              856,506

Long-term Liabilities:
----------------------

     Non-Current Portion of Notes Payable - Other                       54,632               66,365
                                                             ------------------    -----------------
               Total Liabilities		                     1,133,799              922,871
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                -   	          -

Stockholders' Equity (Deficit):

     Cumulative Convertible Series A Preferred Stock,
$0.01 par value, 1,000,000 shares authorized,
510,000 shares issued and outstanding at March 31, 2009
and December 31, 2008.                                                   5,100                5,100

     Cumulative Convertible Series B Preferred Stock,
$1,000 stated value, 4,000 shares authorized,
7.5% cumulative dividend, 3,250 shares issued and
outstanding at March 31, 2009 and
none at December 31, 2008.                                           3,250,000                    -

     Common Stock, $.01 par value, 75,000,000 shares
authorized; 34,859,730 and 34,474,515 shares issued
and outstanding at March 31, 2009 and
December 31, 2008, respectively.                                       348,596              344,744

     Additional Paid-in Capital                                      8,229,045           22,758,193
     Accumulated Deficit                                              (370,762)            (370,762)
     Accumulated Deficit During the Development Stage               (5,240,210)         (22,778,439)
     Deferred Stock Compensation                                    (1,992,558)                   -
                                                             ------------------    -----------------

          Total Stockholders' Deficiency                             4,229,211              (41,164)
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $       5,363,010     $        881,707
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                      TOMI Environmental Solutions, Inc.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                   For the
                                                                For the         For the          Period From
                                                             Quarter Ended   Quarter Ended    September 5, 2007
                                                                March 31,       March 31,    (Inception) through
                                                                  2009            2008         March 31, 2009
                                                             -------------   -------------   -------------------
Net Revenues:                                                $      5,890    $          -    $           16,225
-------------                                                -------------   -------------   -------------------

Costs and Expenses:
-------------------
     Professional and Consulting Fees                             295,092          30,832             1,398,988
     Merger Expense                                                     -               -                25,000
     Other General and Administrative Expenses                    482,393          49,039               869,047
     Management and Consulting Fees                           (18,312,558)              -             2,957,442
                                                             -------------   -------------   -------------------
          Total Costs and Expenses                            (17,535,073)         79,871             5,250,477
                                                             -------------   -------------   -------------------
Income (Loss) from Operations                                  17,540,963         (79,871)           (5,234,252)
                                                             -------------   -------------   -------------------
Other Income (Expenses):
------------------------
     Financing Costs                                                    -         (12,500)              (25,000)
     Forgiveness of Debt                                                -               -                25,000
     Interest expense                                              (2,735)              -                (5,959)
                                                             -------------   -------------   -------------------
          Total Other Income (Expenses)                            (2,735)        (12,500)               (5,959)
                                                             -------------   -------------   -------------------
Net Income (Loss)                                            $ 17,538,228    $    (92,371)   $       (5,240,211)
                                                             =============   =============   ===================

Income (Loss) attributable to common stockholders
     Net Income (Loss)                                       $ 17,538,228    $    (92,371)   $       (5,240,211)
     Preferred stock dividend                                      22,038               -                22,038
                                                             -------------   -------------   -------------------
          Income (Loss) atributable to common stockholders   $ 17,516,190    $    (92,371)   $       (5,262,249)
                                                             =============   =============   ===================

Net Income (Loss) per Common Share - Basic                   $       0.51    $      (0.00)
                                                             =============   =============
Net Income (Loss) per Common Share - Diluted                 $       0.49    $      (0.00)
                                                             =============   =============
Weighted Average Common Shares Outstanding - Basic             34,527,170      35,868,506
                                                             =============   =============
Weighted Average Common Shares Outstanding - Diluted           35,687,170      35,868,506
                                                             =============   =============
            The accompanying notes are an integral part of these consolidated financial statements.

                      TOMI Environmental Solutions, Inc.
                         (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY (DEFICIT) (Unaudited)
         FOR THE PERIOD SEPTEMBER 5, 2007 (INCEPTION) TO March 31, 2009

              SERIES A        SERIES B
              PREFERRED       PREFERRED                                                        DEFICIT
                STOCK           STOCK           COMMON STOCK        ADDITIONAL                 IN THE       DEFERRED
           -------------- ---------------- ----------------------    PAID-IN    ACCUMULATED  DEVELOPMENT     STOCK
           SHARES  AMOUNT SHARES   AMOUNT     SHARES      AMOUNT     CAPITAL      DEFICIT       STAGE     COMPENSATION     TOTAL
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Balance -
September
5, 2007	         - $    -      - $       -           -  $      -  $          -  $        -  $          -  $         -  $          -
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Sale of
Common
Stock to
Founders of
Ozone - NV                                  30,000,000     3,000        27,000                                               30,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance of
Common
Stock in
Connection
with
Reverse
Acquisition                                 34,250,000   342,500      (342,500)                                                   -
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Effect of
Recapital-
ization	                                       680,437     6,804       312,500    (370,762)                                 (51,458)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
                                           (30,000,000)   (3,000)        3,000                                                    -
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance of
Common
Stock for
Services @
$.50 per
share at
November
1, 2007.                                        10,000       100         4,900                                                5,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Beneficial
Conversion
Feature	                                                                25,000                                               25,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Net Loss
for the
Period
September
5, 2007
(Inception)
to December
31, 2007                                                                                         (32,860)           -       (32,860)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Balance -
December
31, 2007         -      -      -         -  34,940,437   349,404        29,900    (370,762)      (32,860)           -  $    (24,318)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Return of
Common
Stock in
Connection
with
Reverse
Acquisition                                    (42,475)     (425)          425                                                    -
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock
Pursuant to
a Private
Placement
@ $.20 per
share
January
23, 2008 -
July 7,
2008                                         2,750,000    27,500       522,500                                              550,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock
Pursuant
to a
Private
Placement
@ $.50 per
share at
July 2,
2008                                           100,000     1,000        49,000                                               50,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock
Pursuant
to a
Private
Placement
@ $.90 per
share
during the
period
September
3, 2008 -
October
15, 2008                                       971,553     9,715       864,685                                              874,400
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock
Pursuant
to a
Private
Placement
@ $1.00
per share
at
September
3, 2008                                         25,000       250        24,750                                               25,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock for
services at
$.20 per
share at
April 14,
2008                                           310,000     3,100        58,900                                               62,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock for
services
@ $2.00 per
share at
August 15,
2008                                           420,000     4,200       835,800                                              840,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock upon
Conversion
of
Convertible
Debt @
$.0125 per
share                                        2,000,000    20,000         5,000                                               25,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance of
Convertible
Preferred
Stock to
Related
Party for
Services
Rendered   510,000  5,100                                           20,394,900                                           20,400,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Repurchase
and
Retirement
of Common
Stock at
$.001 per
share at
June 27,
2008                                        (7,000,000)  (70,000)       63,000                                               (7,000)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Dividends
on
Cumulative
Convertible
Preferred
Stock as of
12/31/08                                                               (90,667)                                             (90,667)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Net Loss
for the
Period
January 1,
2008 to
December
31, 2008                                                                                     (22,745,579)               (22,745,579)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Balance -
December
31, 2008   510,000 $5,100      -         -  34,474,515  $344,744  $ 22,758,193  $ (370,762) $(22,778,439) $         -  $    (41,164)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock in
lieu of
cash
compen-
sation at
January
7, 2009                                         35,215       352       175,723                                              176,075
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of Common
Stock
Pursuant
to a
Private
Placement
@ $5.00
per share,
net of
financing
cost at
February
27, 2009                                       350,000     3,500     1,546,500                                            1,550,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Issuance
of
Convertible
Series B
Preferred
Stock
@ $1,000
per share
at February
27, 2009                   3,250 3,250,000                                                                                3,250,000
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Reversal of
Dividends
on
Cumulative
Convertible
Series A
Preferred
Stock                                                                   90,667                                               90,667
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Dividends
on
Cumulative
Convertible
Series B
Preferred
Stock                                                                  (22,038)                                             (22,038)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Effect of
amended
management
services
agreement
and change
in
Preferred A
conversion
rate                                                               (18,312,558)                                         (18,312,558)
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Deferral
of Stock
Based
compen-
sation                                                               1,992,558                             (1,992,558)            -
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Net loss
for the
period
January
1, 2009 -
March
31, 2009                                                                                      17,538,229                 17,538,229
---------- ------- ------ ------ --------- ------------ --------- ------------- ----------- ------------- ------------ -------------
Balance -
March
31, 2009
(Unaudited)510,000 $5,100  3,250 3,250,000  34,859,730  $348,596  $  8,229,045  $ (370,762) $ (5,240,210) $(1,992,558) $  4,229,211
========== ======= ====== ====== ========= ============ ========= ============= =========== ============= ============ =============

The accompanying notes are an integral part of these consolidated financial statements.

                      TOMI Environmental Solutions, Inc.
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                   For the
                                                                For the         For the          Period From
                                                             Quarter Ended   Quarter Ended    September 5, 2007
                                                                March 31,       March 31,    (Inception) through
                                                                  2009            2008         March 31, 2009
                                                             -------------   -------------   -------------------

OPERATING ACTIVITIES

  Net Income (Loss)                                          $ 17,538,229    $    (92,371)   $       (5,240,210)

  Adjustments to reconcile net income (loss) to net
  cash (used) by operating activities:
       Depreciation                                                20,987           1,478                53,973
       Bad debt                                                     3,900               -                     -
       Amortization of Debt Discount                                    -          12,500                25,000
       Common and Preferred Stock Issued for Services             129,405               -            21,436,405
       Management and Consulting Fees                         (18,312,558)              -           (18,312,558)
       Debt Forgiveness                                                 -               -               (25,000)

  Changes in Operating Assets and Liabilities:
       (Increase) in Security deposits                                (10)         (2,220)               (6,630)
       Decrease in Accounts Receivable                                689               -                     -
       (Increase) Decrease in Prepaid Insurance &
         other assets                                               4,376               -               (14,334)
       Increase in Accounts Payable and Accrued Expenses          336,837          29,596             1,047,243
                                                             -------------   -------------   -------------------
  Net Cash (Used) in Operating Activities                        (278,145)        (51,017)           (1,036,111)
                                                             -------------   -------------   -------------------
INVESTING ACTIVITIES
     Purchase of restricted investment                         (3,250,000)              -            (3,250,000)
     Capital Expenditures                                          (8,871)       (150,638)             (414,848)
     Purchase of Intangible Assets                                      -         (60,000)             (111,100)
                                                             -------------   -------------   -------------------
  Net Cash (Used) in Investing activities                      (3,258,871)       (210,638)           (3,775,948)
                                                             -------------   -------------   -------------------
FINANCING ACTIVITIES

     Proceeds from the Sale of Common Stock                     1,750,000         335,000             3,279,400
     Expense of private placement                                (200,000)              -              (200,000)
     Purchase of cancelled Common Stock                                 -               -                (7,000)
     Proceeds from sale of Cumulative Convertible
       Series B Preferred Stock                                 3,250,000               -             3,250,000
     (Payments) Proceeds of Note Payable - Other (Net)            (10,610)         46,687               109,730
                                                             -------------   -------------   -------------------
  Net Cash Provided by Financing Activities                     4,789,390         381,687             6,432,130
                                                             -------------   -------------   -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS	                        1,252,374         120,032             1,620,071
                                                             -------------   -------------   -------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	                  367,697           3,095                     -
                                                             -------------   -------------   -------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $  1,620,071    $    123,127    $        1,620,071
                                                             =============   =============   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                      TOMI Environmental Solutions, Inc.
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                   For the
                                                                For the         For the          Period From
                                                             Quarter Ended   Quarter Ended    September 5, 2007
                                                                March 31,       March 31,    (Inception) through
                                                                  2009            2008         March 31, 2009
                                                             -------------   -------------   -------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:

     Interest expense                                        $      2,735    $          -    $            8,296
                                                             =============   =============   ===================
     Income taxes                                            $          -    $          -    $                -
                                                             =============   =============   ===================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

  Non Cash Financing Activities:

    Issuance of Common Stock for payment of accounts payable $     46,670    $          -    $           46,670
                                                             =============   =============   ===================
    Issuance of Note Payable - Related Party as payment
      of Accounts Payable                                    $          -    $          -    $           25,000
                                                             =============   =============   ===================
    Issuance of 34,250,000 shares of Common Stock in
      Connection with Reverse Acquisition (Recapitalization) $          -    $          -    $          342,500
                                                             =============   =============   ===================
    Dividends payable on preferred stock - Series B          $     22,038    $          -    $           22,038
                                                             =============   =============   ===================
    Discount on Convertible Debt                             $          -    $          -    $           25,000
                                                             =============   =============   ===================
    Return of Overissuance of Shares Related to
      Recapitalization                                       $          -    $        425    $              425
                                                             =============   =============   ===================
    Reversal of dividends payable on preferred stock -
      Series A                                               $    (90,667)   $          -    $                -
                                                             =============   =============   ===================
    Change in par value on preferred stock - Series A        $(12,744,900)   $          -    $                -
                                                             =============   =============   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI Environmental Solutions, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS


TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (the "Company" or "TOMI") provides environmental solutions for indoor air pollution through inspection, air quality testing and indoor cleaning for both single homes and multi-unit residences and over a broad spectrum of commercial structures including medical facilities, hotel and motel rooms and schools. Our products and services may also be used for water treatment in agriculture, meat processing plants, laundries and dairies.

On March 31, 2009, the board of directors approved a resolution to amend the Company's articles of incorporationOn May 14, 2009, the Company amended its articles of incorporation and changed its name to TOMI Environmental Solutions, Inc.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K previously filed with the Commission on March 31, 2009.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto which are included in the Form 10-K previously filed with the Commission on March 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

The Company has not yet generated significant revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

                       TOMI Environmental Solutions, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation

The accompanying financial statements include the accounts of TOMI (a Florida Corporation) (Parent) and its wholly owned subsidiary, The Ozone Man, Inc. (a Nevada Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Concentrations of Credit Risk

All of our non-restricted cash and cash equivalents are invested at financial institutions. The Company maintains cash balances at several financial institutions. Accounts at institution are insured by the Federal Deposit Insurance Corporation (FDIC) and National Credit Union Administration ("NCUA") for the full balance under the Temporary Liquidity Guarantee Program. At times, these balances may exceed federally insured limits. Our restricted cash is held in an investment fund and thus there is no insurance for the amount of restricted cash.

Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income
(loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. During the three months ended March 31, 2009 and the period September 5, 2007 (inception) to March 31, 2009, there were 510,000 shares of Convertible Series
A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares). The common stock issued and outstanding has been included from September 5, 2007 (inception) with respect to the effect of the recapitalization.


NOTE 3: PROPERTY AND EQUIPMENT

At March 31, 2009, property and equipment consisted of the following:

          Furniture and fixture               13,339
          Equipment                          181,743
          Vehicles                           219,766
                                          -----------

                                             414,848
          Less: Accumulated depreciation     (53,974)
                                          -----------

                                            $360,874
                                          ===========

Depreciation was $20,987 and $53,974 for the three months ended March 31, 2009 and the period September 5, 2007 (inception) to March 31, 2009, respectively.

                       TOMI Environmental Solutions, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: LONG TERM DEBT

The Company finances five field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through December 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. The remaining notes payable amount will mature through 2012 as follows: 2009 - $33,366, 2010 - $45,896, 2011 - $16,153, $4,316 - 2012. Each note is secured by the vehicle acquired.

          Total Vehicle Notes        $99,731
          Less:  Current Portion    ($45,099)
                                   -----------

          Long term Portion          $54,632
                                   ===========

NOTE 5: SHAREHOLDERS' EQUITY

On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000, net of $200,000 financing expense.

Under the terms of the Subscription Agreement, the Company created a new class of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is authorized to issue 4,000 shares of its new Series B preferred stock. The Series B stock is convertible into 200 shares of the Company's common stock for every share of Series B stock. The Series B preferred has a stated value of $1,000 per share, carries an annual cumulative dividend of 7.5% and is senior in liquidation preference to all other classes of stock. As of March 31, 2009, the Company accrued $22,038 for these dividends. Pursuant to the terms of the Subscription Agreement, one restriction remains stipulated as the use of
proceeds as of March 31, 2009:   $3,250,000 for merger and acquisition reserves
to be used to acquire established independent providers of heating, ventilation and air conditioning ("HVAC") sales and services. The original restriction regarding the use of the $1,550,000 for advertising and marketing has since been waived by the investors. The Investor has no right of approval over any transaction involving the use of these funds.

On March 31, 2009, the board of directors approved a resolution to amend the Company's Articles of Incorporation. On May 14, 2009, the Company amended its articles of incorporation to reduce the par value per share for its Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock") to $0.01 from $25 and to reduce the conversion rate to common stock to one from five. The effect of the change in par value has been reflected in the consolidated financial statements. All share and per share data have been retroactively adjusted to reflect the recapitalization.


NOTE 6:  RELATED PARTY

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of March 31, 2009, the Company has accrued $638,087 for unpaid wages under the employment agreement.

                       TOMI Environmental Solutions, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


On December 15, 2008 the Board of Directors approved the issuance of 510,000 shares of the Company's Series A Preferred Stock to Tiger Management, LLC, a limited liability company wholly owned by the Company's CEO. The shares were issued for management services preformed by Tiger Management, LLC in 2007 and 2008 and were convertible into five shares of the Company's common stock at the holder's option. The Company recorded a non-cash expense of $20,400,000 in other general and administrative expenses during the year ended December 31, 2008, for services rendered based on the fair value of the underlying common stock. The fair value was determined using the price of the stock on the date the board approved the issuance.

On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to include the vesting period for the Series A Preferred Stock issued. The vesting period was established as June 2007 through December 31, 2010 and until the Company had reached at least one million dollars in annual gross revenue. The Series A Preferred Stock issued to the CEO was also amended to remove dividends; therefore, dividends accrued of $90,667 at December 31, 2008 were reversed during the three months ended March 31, 2009.

On March 31, 2009, the board of directors approved a resolution to amend the Company's Articles of Incorporation. On May 14, 2009, the Company amended its articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the three months ended March 31, 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. The Company has recorded deferred compensation of $1,992,558 related to the vesting feature and this deferred amount will be amortized over the remaining 21 month period. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. All share and per share data have been retroactively adjusted to reflect the recapitalization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report references to "TOMI" "we," "us," and "our" refer to TOMI Environmental Solutions, Inc.

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

Overview of the Business

On March 31, 2009, the board of directors approved a resolution to amend the Company's Articles of Incorporation. On May 14, 2009, we amended our articles of incorporation and changed our corporate name to TOMI Environmental Solutions, Inc. from "The Ozone Man, Inc". We provide environmental solutions for indoor air pollution through inspection, air quality testing and indoor cleaning for both single homes and multi-unit residences and over a broad spectrum of commercial structures including medical facilities, hotel and motel rooms and schools. Our products and services may also be used for water treatment in agriculture, meat processing plants, laundries and dairies. We commenced our operations in the fourth quarter of 2007 and since 2008 we began to implement our business plan by acquiring for cash both the intellectual property and methodology that forms the basis of our ozone treatment system that is at the core of our plan. We have also opened five service hubs around the country in California, New York/New Jersey, Florida and North Carolina with service vans and certified, trained personnel and we expect to continue the expansion of our facilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. There were no material changes to our critical accounting policies and estimates during the three months March 31, 2009.

Results of Operations for the Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008:

We began our operations on September 5, 2007 (inception) and we are in the early stage of development. Therefore, it is difficult to draw a meaningful comparison for the Quarter Ended March 31, 2009 when compared to the Quarter Ended March 31, 2008.

Net income for the three months ended March 31, 2009 of $17,538,228. The net income for the three months ended March 31, 2009 is attributed to a non-cash compensatory credit element from equity issuances. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Further, On May 14, 2009, the Company amended its articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company has recorded $18,312,558 in compensation credit for equity issuance during the three months ended March 31, 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from equity offerings and debt. On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000. At March 31, 2009, we had an unresticted cash balance of $1,620,071. We had a restricted cash balance of $3,250,000 pursuant to the terms of the Subscription Agreement, which stipulated the use of the proceeds for merger and acquisition reserves to be used to acquire established independent providers of heating, ventilation and air conditioning ("HVAC") sales and services.


Off-Balance Sheet Arrangements

None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.


ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2009.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three month period ended March
31, 2009.



PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 7, 2009, the Company issued 35,215 shares in lieu of cash compensation.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 19, 2009 and May 10, 2009 the registrant solicited and obtained the written consents of a majority of its shareholders to effect amendments to its certificate of incorporation in accord with Section 607.0704 of the Florida Corporations Law.

The February 19, 2009 consent related to an amendment creating an additional class of preferred stock (Class B) and the May 10, 2009 consent related to an amendment changing the corporation's name to TOMI Environmental Solutions, Inc. from The Ozone Man, Inc. and changing the terms and conditions of the company's Class A preferred stock. The shareholders consent also approved the company's 2008 stock option plan. In each instance 18,643,000 shares, an amount in excess of the requisite 50% consented to the amendments.

ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS

Part I Exhibits

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification


Part II Exhibits

None.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TOMI ENVIRONMENTAL SERVICES, INC.


Date: May 15, 2009

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer