Form 10-Q
period 2009-06-30
TOMI Environmental Solutions, Inc.
filed 2009-08-06
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2009

                                      or

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

As of July 31, 2009 had 34,893,980 shares of common stock outstanding.

        FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2009

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                               2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

   ITEM 4.  CONTROLS AND PROCEDURES                                           13


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                 14

   ITEM 1A. RISK FACTORS                                                      14

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       14

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

   ITEM 5.  OTHER INFORMATION                                                 14

   ITEM 6.  EXHIBITS                                                          15
                                        1

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      TOMI Environmental Solutions, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                June 30, 2009      December 31, 2008
                                                             ------------------    -----------------
                                                                 (Unaudited)
                           ASSETS
                           ------
Current Assets:
---------------
   Cash and Cash Equivalents                                 $       1,583,282     $        367,697
   Investments - Restricted, at cost                                 3,250,000                    -
   Accounts Receivable                                                  49,328                4,590
   Prepaids & Other Current Assets                                      13,674               18,710
                                                             ------------------    -----------------
        Total Current Assets                                         4,896,284              390,997
                                                             ------------------    -----------------
Property and Equipment - net                                           342,528              372,990
                                                             ------------------    -----------------
Other Assets:
-------------
   Intangible Assets, net                                              108,323              111,100
   Security Deposits                                                     6,630                6,620
                                                             ------------------    -----------------
        Total Other Assets                                             114,953              117,720
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $       5,353,765     $        881,707
                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses                     $         113,484     $        175,327
   Accrued Officers Compensation                                       750,877              546,536
   Notes Payable - Current Portion                                      46,277               43,976
   Obligations to be settled through issuance of common stock          250,000                    -
   Dividends Payable on Preferred Convertible Stock                     82,808               90,667
                                                             ------------------    -----------------
        Total Current Liabilities                                    1,243,446              856,506

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other                         42,625               66,365
                                                             ------------------    -----------------
        Total Liabilities                                            1,286,071              922,871
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                -                    -

Stockholders' Equity (Deficiency):
----------------------------------

   Cumulative Convertible Series A Preferred Stock,
   $0.01 par value, 1,000,000 shares authorized,
   510,000 shares issued and outstanding at June 30,
   2009 and December 31, 2008.                                           5,100               5,100

   Cumulative Convertible Series B Preferred Stock,
   $1,000 stated value, 7.5% cumulative dividend,
   4,000 shares authorized, 3,250 shares issued and
   outstanding at June 30, 2009 and none at
   December 31, 2008.                                                3,250,000                    -

   Common Stock, $.01 par value, 75,000,000 shares
   authorized; 34,893,980 and 34,474,515 shares
   issued and outstanding at June 30, 2009 and
   December 31, 2008, respectively.                                    348,939              344,744

   Additional Paid-in Capital                                        8,339,182           22,758,193

   Accumulated Deficit                                              (6,167,620)         (23,149,201)

   Deferred compensation                                            (1,707,907)                   -
                                                             ------------------    -----------------
        Total Stockholders' Equity (Deficiency)                      4,067,694              (41,164)
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $       5,353,765     $        881,707
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        2

                      TOMI Environmental Solutions, Inc.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                            For the          For the
                                                           For the          For the        Six Months       Six Months
                                                        Quarter Ended    Quarter Ended       Ended            Ended
                                                        June 30, 2009    June 30, 2008    June 30, 2009    June 30, 2008
                                                       --------------   --------------   --------------   --------------
Net Revenues                                           $     212,697    $           -    $     218,587    $           -
Cost of Sales                                                 40,696                -           40,696                -
                                                       --------------   --------------   --------------   --------------
Gross Profit                                                 172,001                -          177,891                -
                                                       --------------   --------------   --------------   --------------

Costs and Expenses:
-------------------
   Professional Fees                                          57,532          129,744          536,207          160,576
   Other General and Administrative Expenses                 384,929          239,771          684,276          288,810
   Management and Consulting Fees                            284,651                -      (18,027,907)               -
                                                       --------------   --------------   --------------   --------------
      Total Costs and Expenses                               727,112          369,515      (16,807,424)         449,386
                                                       --------------   --------------   --------------   --------------

Income (Loss) from Operations                               (555,111)        (369,515)      16,985,315         (449,386)
                                                       --------------   --------------   --------------   --------------

Other Income (Expenses):
------------------------
   Financing Costs                                                 -           (1,944)               -          (14,444)
   Interest income                                               980                -            1,516                -
   Interest expense                                           (2,516)               -           (5,251)               -
                                                       --------------   --------------   --------------   --------------
      Total Other Income (Expenses)                           (1,536)          (1,944)          (3,735)         (14,444)
                                                       --------------   --------------   --------------   --------------
Net Income (Loss)                                      $    (556,647)   $    (371,459)   $  16,981,580    $    (463,830)
                                                       ==============   ==============   ==============   ==============

Income (Loss) attributable to common stockholders
   Net Income (Loss)                                   $    (556,647)   $    (371,459)   $  16,981,580    $    (463,830)
   Preferred stock dividend                                   60,770                -           82,808                -
                                                       --------------   --------------   --------------   --------------
   Income (Loss) atributable to common stockholders    $    (617,417)   $    (371,459)   $  16,898,772    $    (463,830)
                                                       ==============   ==============   ==============   ==============

Net Income (Loss) per Common Share - Basic             $       (0.02)   $       (0.01)   $        0.49    $       (0.01)
                                                       ==============   ==============   ==============   ==============
Net Income (Loss) per Common Share - Diluted           $       (0.02)   $       (0.01)   $        0.47    $       (0.01)
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Basic        34,870,268       36,906,973       34,699,667       36,387,739
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Diluted      34,870,268       36,906,973       35,859,667       36,387,739
                                                       ==============   ==============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                      TOMI Environmental Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six      For the Six
                                                                            Months Ended     Months Ended
                                                                            June 30, 2009    June 30, 2008
                                                                           --------------   --------------
OPERATING ACTIVITIES
--------------------

    Net Income (Loss)                                                      $  16,981,580    $    (463,830)

     Adjustments to reconcile net income (loss) to net
      cash (used) by operating activities:
         Depreciation and amortization                                            44,576           12,187
         Amortization of Debt Discount                                                 -           14,444
         Common and Preferred Stock Issued for Services                          300,745           62,000
         Amortization of Deferred Compensation                                   284,651                -
         Management and Consulting Fees                                      (18,312,558)               -

     Changes in Operating Assets and Liabilities:
         (Increase) in Security deposits                                             (10)          (2,220)
         (Increase) in Accounts Receivable                                       (44,738)               -
         Decrease in Prepaids and other current assets                             5,036                -
         Increase in Accounts Payable and Accrued Liabilities                    439,080          195,124
                                                                           --------------   --------------
    Net Cash (Used) in Operating Activities                                     (301,638)        (182,295)
                                                                           --------------   --------------

INVESTING ACTIVITIES
--------------------
         Purchase of investments                                              (3,250,000)               -
         Capital Expenditures                                                    (11,339)        (186,994)
         Purchase of Intangible Assets                                                 -         (111,100)
                                                                           --------------   --------------
    Net Cash (Used) in Investing activities                                   (3,261,339)        (298,094)
                                                                           --------------   --------------
FINANCING ACTIVITIES
--------------------

     Proceeds from the Sale of Common Stock                                    1,750,000          500,000
     Expense of private placement                                               (200,000)               -
     Purchase of cancelled Common Stock                                                -           (7,000)
     Proceeds from sale of Cumulative Convertible Series B Preferred Stock     3,250,000                -
     (Payments) Proceeds of Note Payable - Other (Net)                           (21,438)           44,040
                                                                           --------------   --------------
    Net Cash Provided by Financing Activities                                  4,778,562          537,040
                                                                           --------------   --------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                        1,215,585           56,651
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  367,697            3,095
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   1,583,282    $      59,746
                                                                           ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                        4

                      TOMI Environmental Solutions, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          For the Six Months    For the Six Months
                                                                         Ended June 30, 2009   Ended June 30, 2008
                                                                         -------------------   -------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:

     Interest expense                                                    $            5,251    $                -
                                                                         ===================   ===================
     Income taxes                                                        $                -    $                -
                                                                         ===================   ===================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

     Non Cash Financing Activities:

          Issuance of Common Stock for payment of accounts payable       $           46,670    $                -
                                                                         ===================   ===================

          Dividends payable on preferred stock - Series B                $           82,808    $                -
                                                                         ===================   ===================

          Discount on Convertible Debt                                   $                -    $                -
                                                                         ===================   ===================

          Return of Overissuance of Shares Related to Recapitalization   $                -    $              425
                                                                         ===================   ===================

          Reversal of dividends payable on preferred stock - Series A    $          (90,667)   $                -
                                                                         ===================   ===================

          Change in stated value on preferred stock - Series A           $      (12,744,900)   $                -
                                                                         ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                       TOMI Environmental Solutions, Inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.")
(the "Company" or "TOMI ") provides green, energy-efficient environmental solutions for indoor air remediation through inspection, air quality testing, training and indoor air cleaning using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM - Magnetic Resolution Activation product line as an additional cost effective method to control the spread of disease.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms single homes, multi-unit residences and schools. Our products and services have also been used in restaurant and laundry applications and can also be used for water treatment in agriculture, meat processing plants and dairies.

During the second quarter of 2009, the Company exited the status of development stage enterprise. The Company commenced its planned principal operations and earned revenues during the quarter ended June
30, 2009.  The Company changed its name to TOMI Environmental Solutions, Inc.


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

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

Concentration of Credit Risk

The Company maintains cash balances at several financial institutions. Accounts at institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Account balances that exceed this limit are not insured. The restricted investment, at cost, is subject to market fluctuations. The non-restricted cash in the amount of $1,551,257 and restricted investment are held in an investment fund and are not insured.

Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three months ended June 30, 2009, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding (convertible Series of stock, options and warrants) would be anti-dilutive and has therefore, been excluded from the computation. For the six months ended June 30, 2009, there were 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares). There were no common stock equivalents outstanding during the three and six months ended June 30, 2008. The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

Revenue Recognition

For revenue from services and product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101).
SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 165 ("FASB 165"), Subsequent
Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement was adopted on June 30, 2009 and the adoption of this statement did not have a significant impact on our financial statements.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                    June 30, 2009       December 31, 2008
                                    -------------       -----------------
                                     (Unaudited)
                                    -------------

     Furniture and fixture          $     13,339        $         13,339
     Equipment                           184,209                 172,872
     Vehicles                            219,766                 219,766
                                    -------------       -----------------
                                         417,314                 405,977

     Less: Accumulated depreciation       74,786                  32,987
                                    -------------       -----------------
                                    $    342,528        $        372,990
                                    =============       =================

Depreciation was $20,812 and $41,799 for the three months and six months ended June 30, 2009, respectively. Depreciation expense was $10,709 and $12,187 for the three and six months ended June 30, 2008, respectively.


NOTE 4: INTANGIBLE ASSETS

On February 23, 2008 the Company purchased from S.C.O. Medallion
Healthy Homes LTD all intellectual property for the Medallion methodology system for $60,000. On April 18, 2008 the Company purchased intellectual property from Air Testing and Design, Inc. for $50,000. The property purchased includes patents, trademarks, literature, drawings, schematics, vendor lists and rights to purchase and resell equipment and other proprietary and intellectual property associated with the ozone generators manufactured by the seller.

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,777 during the three months ended
June 30, 2009. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of June 30, 2009 there was no impairment.


NOTE 5: LONG TERM DEBT

The Company finances five field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. The remaining notes payable amount will mature through 2012 as follows:
2009 - $22,537, 2010 - $45,896, 2011 - $16,153, $4,316 - 2012. Each
note is secured by the vehicle acquired.

                                    June 30, 2009       December 31, 2008
                                    -------------       -----------------
                                     (Unaudited)
                                    -------------

     Total Vehicle Notes            $    88,902         $        110,341
     Less: Current Portion               46,277                   43,996
                                    -------------       -----------------
     Long term Portion              $    42,625         $         66,345
                                    =============       =================


NOTE 6:  SHAREHOLDERS' EQUITY

On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000. The Company incurred costs of $200,000 in connection with the sale.

Under the terms of the Subscription Agreement, the Company created a new class of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is authorized to issue 4,000 shares of its new Series B preferred stock. The Series B stock is convertible into 200 shares of the Company's common stock for every share of Series B stock. The
Series B preferred has a stated value of $1,000 per share, carries an annual cumulative dividend of 7.5% and is senior in liquidation preference to all other classes of stock. As of June 30, 2009, the Company accrued
$82,808 for these dividends

The Company Board of Directors' amended the Company's articles of incorporation on March 31, 2009 to reduce the par value per share for its Cumulative Convertible Series A Preferred Stock ("Series A Preferred
Stock") to $0.01 from $25 and to reduce the conversion rate to common stock to one from five. The effect of the change in par value has been reflected in the consolidated financial statements. All share and per share data have been retroactively adjusted to reflect the recapitalization.


NOTE 7:  RELATED PARTY

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of June 30, 2009, the Company has accrued $750,877 for unpaid wages under the employment agreement.

On December 15, 2008 the Board of Directors approved the issuance of 510,000 shares of the Company's Series A Preferred Stock to Tiger Management, LLC, a limited liability company wholly owned by the Company's CEO. The shares were issued for management services preformed by Tiger Management, LLC in 2007 and 2008 and were convertible into five shares of the Company's common stock at the holder's option. The Company recorded a non-cash expense of $20,400,000 in management and consulting fees during the year ended December 31, 2008, for services rendered based on the fair value of the underlying common stock. The fair value was determined using the price of the stock on the date the board approved the issuance.

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

The Company's Board of Directors' amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. The Company has recorded deferred compensation of $1,992,958 related to the vesting feature and this deferred amount will be amortized over the remaining 21 month period. Amortization of deferred compensation was $284,651 for the quarter ended June 30, 2009. The fair value was determined using the price of the stock on the date the board approved the amendment to the
agreement.   All share and per share data have been retroactively adjusted to reflect the recapitalization.


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.


NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events through July 31, 2009.  On
July 6, 2009, the Company entered into a series of consulting agreements with industry third parties. Under the terms of the agreement, the third parties will assist in the promotion of the Company's name to the public for greater awareness of the Company's products and services in the disaster recovery, restoration and remediation business. The Company will issue a total of 1,000,000 warrants, at an exercise price of $0.01, for consulting services to be rendered over a period of 36 months beginning on July 6, 2009. The warrants are exercisable immediately and expire five years from the date of the agreement. The fair market value of the warrants was estimated to be $2,998,215 using the black scholes model with the following assumptions: risk-free interest rates of 1.48%, zero expected dividend yields; expected life of 5 years; expected volatility of 209.07%. The fair market value of the warrants will be recorded as expense over the term of the consulting agreement of 36 months.

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

Overview of the Business

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.")
(the "Company" or "TOMI ") provides green, energy-efficient environmental solutions for indoor air remediation through inspection, air quality testing, training and indoor air cleaning using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM - Magnetic Resolution Activation product line as an additional cost effective method to control the spread of disease. Our Board of Directors' amended our articles of incorporation and changed our corporate name to TOMI Environmental Solutions from "The Ozone Man, Inc" on March 31, 2009.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms single homes, multi-unit residences and schools. Our products and services have also been used in restaurant and laundry applications and can also be used for water treatment in agriculture, meat processing plants and dairies.

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

During the second quarter of 2009, the Company exited the status of development stage enterprise because the Company commenced its planned principal operations and because the Company earned revenues during the quarter ended June 30, 2009.

Business Outlook

TOMI's business growth strategy is to be "Your Professional Air Remediation Company" by developing and acquiring a premier platform of UV Ozone generation services, products and technologies. We also strive to generate top-notch research on other air remediation solutions including hydroxyl radicals and to form business alliances with major construction companies and corporations specializing in disaster elief. We continue to pursue complementary businesses in manufacturing ozone-related products, testing labs and other indoor air treatment and maintenance products.

During the 2nd quarter of 2009, TOMI recorded revenue related to a commercial project that will be completed during the 3rd quarter of 2009. This revenue relates to our commercial division and is a highly attractive business for the Company. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the coming quarters.

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

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment.
We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents.

Revenue Recognition

For revenue from services and product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101).
SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Intangible Assets

We report intangible assets in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets which requires than an intangible asset with indefinite useful economic life not be amortized, but instead be separately tested for impairment using a fair-value approach. The evaluation of possible impairment of intangible assets is affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to recognize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 165 ("FASB 165"), Subsequent
Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement was adopted on June 30, 2009 and the adoption of this statement did not have a significant impact on our financial statements.

Results of Operations for the Three and Six Months Ended June 30,
2009 Compared to the Three and Six Months Ended March 31, 2008:

We began our planned principal operations during the second quarter of 2009. Revenue for the three and six months ended June 30, 2009 totaled $212,697 and $218,587, respectively. There was no revenue for the prior comparable periods.

Net (loss) income for the three and six months ended June 30, 2009 was ($556,647) and $16,981,580. The net income for the six months ended
June 30, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of approximately $18,000,000. On March
31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. Professional and consulting fees include legal, accounting and consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.

Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from equity offerings and debt. On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000. At June 30, 2009, we have an unrestricted cash balance of $1,583,282. We have a restricted investment with an original cost of $3,250,000 pursuant to the terms of the Subscription Agreement, which stipulated the use of the proceeds for merger and acquisition reserves to be used to acquire established independent providers of heating, ventilation and air conditioning ("HVAC") sales and services. No approval from the investor is required to acquire these HVAC companies.

Off-Balance Sheet Arrangements

None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended June 30, 2009.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three and six months ended June 30, 2009.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At June 30, 2009, we were involved in a legal matter arising from the ordinary course of business. Although the ultimate resolution of this matter cannot be determined at this time, we do not believe that this matter will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.


ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 3, 2009, the Company issued 34,250 respectively, in lieu of cash compensation.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.
                                        14

ITEM 6. EXHIBITS

Part I Exhibits

10.1    Subscription Agreement dated February, 2009

31.1    Principal Executive Officer Certification

31.2    Principal Financial Officer Certification

32.1    Section 1350 Certification


Part II Exhibits

None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TOMI ENVIRONMENTAL SOLUTIONS, INC.


Date: August 6, 2009

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer