Form 10-Q
period 2009-09-30
TOMI Environmental Solutions, Inc.
filed 2009-11-16
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2009

                                      or

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

As of November 16, 2009 had 35,189,480 shares of common stock outstanding.

     FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2009

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                               2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               11

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        14

   ITEM 4.  CONTROLS AND PROCEDURES                                           14


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                 14

   ITEM 1A. RISK FACTORS                                                      15

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       15

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   15

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

   ITEM 5.  OTHER INFORMATION                                                 15

   ITEM 6.  EXHIBITS                                                          15
                                        1

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      TOMI Environmental Solutions, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                Sept 30, 2009      December 31, 2008
                                                             ------------------    -----------------
                                                                 (Unaudited)
                           ASSETS
                           ------
Current Assets:
---------------
   Cash and Cash Equivalents                                 $       1,548,433     $        367,697
   Investments - Restricted, at cost                                 3,250,000                    -
   Accounts Receivable                                                 155,882                4,590
   Prepaids & Other Current Assets                                       8,547               18,710
                                                             ------------------    -----------------
        Total Current Assets                                         4,962,862              390,997
                                                             ------------------    -----------------
Property and Equipment - net                                           329,810              372,990
                                                             ------------------    -----------------
Other Assets:
-------------
   Intangible Assets, net                                              105,545              111,100
   Security Deposits                                                     7,497                6,620
                                                             ------------------    -----------------
        Total Other Assets                                             113,042              117,720
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $       5,405,714     $        881,707
                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses                     $         161,598     $        175,327
   Accrued Officers Compensation                                       708,004              546,536
   Notes Payable - Current Portion                                      47,485               43,976
   Obligations to be settled through issuance of common stock          268,500                    -
   Dividends Payable on Preferred Convertible Stock                    144,247               90,667
                                                             ------------------    -----------------
        Total Current Liabilities                                    1,329,834              856,506

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other                         30,303               66,365
                                                             ------------------    -----------------
        Total Liabilities                                            1,360,137              922,871
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                -                    -

Stockholders' Equity (Deficit):
----------------------------------

   Cumulative Convertible Series A Preferred Stock,
   $0.01 par value, 1,000,000 shares authorized,
   510,000 shares issued and outstanding at September
   30, 2009 and December 31, 2008.                                        5,100               5,100

   Cumulative Convertible Series B Preferred Stock,
   $1,000 stated value, 7.5% cumulative dividend,
   4,000 shares authorized, 3,250 shares issued and
   outstanding at September 30, 2009 and none at
   December 31, 2008.                                                3,250,000                    -

   Common Stock, $.01 par value, 75,000,000 shares
   authorized; 34,893,980 and 34,474,515 shares
   issued and outstanding at September 30, 2009 and
   December 31, 2008, respectively.                                    348,939              344,744

   Additional Paid-in Capital                                        8,573,994           22,758,193

   Accumulated Deficit                                              (6,562,950)         (23,149,201)

   Deferred compensation                                            (1,569,506)                   -
                                                             ------------------    -----------------
        Total Stockholders' Equity (Deficit)                         4,045,577              (41,164)
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $       5,405,714     $        881,707
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        2

                      TOMI Environmental Solutions, Inc.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                            For the          For the
                                                           For the          For the       Nine Months       Nine Months
                                                        Quarter Ended    Quarter Ended       Ended            Ended
                                                        Sept 30, 2009    Sept 30, 2008    Sept 30, 2009    Sept 30, 2008
                                                       --------------   --------------   --------------   --------------
Net Revenues                                           $     218,176    $       3,086    $     427,562    $       3,086
Cost of Sales                                                 54,586                -          113,689                -
                                                       --------------   --------------   --------------   --------------
Gross Profit                                                 163,590            3,086          313,873            3,086
                                                       --------------   --------------   --------------   --------------

Costs and Expenses:
-------------------
   Professional Fees                                          46,984          886,489          583,099        1,047,065
   Other General and Administrative Expenses                 225,568          172,993          882,326          461,803
   Management and Consulting Fees                            284,651                -      (17,743,256)               -
                                                       --------------   --------------   --------------   --------------
      Total Costs and Expenses                               557,203        1,059,482      (16,277,831)       1,508,868
                                                       --------------   --------------   --------------   --------------

Income (Loss) from Operations                               (393,613)      (1,056,396)      16,591,704       (1,505,782)
                                                       --------------   --------------   --------------   --------------

Other Income (Expenses):
------------------------
   Financing Costs                                                 -                -                -          (14,444)
   Interest income                                               593                -            2,109                -
   Interest expense                                           (2,310)          (1,109)          (7,561)          (1,109)
                                                       --------------   --------------   --------------   --------------
      Total Other Expense                                     (1,717)          (1,109)          (5,452)         (15,553)
                                                       --------------   --------------   --------------   --------------
Net Income (Loss)                                      $    (395,330)   $  (1,057,505)   $  16,586,252    $  (1,521,335)
                                                       ==============   ==============   ==============   ==============

Income (Loss) attributable to common stockholders
   Net Income (Loss)                                   $    (395,330)   $  (1,057,505)   $  16,586,252    $  (1,521,335)
   Preferred stock dividend                                   61,483                -          144,247                -
                                                       --------------   --------------   --------------   --------------
   Income (Loss) atributable to common stockholders    $    (456,768)   $  (1,057,505)   $  16,442,005    $  (1,521,335)
                                                       ==============   ==============   ==============   ==============

Net Income (Loss) per Common Share - Basic             $       (0.01)   $       (0.03)   $        0.47    $       (0.05)
                                                       ==============   ==============   ==============   ==============
Net Income (Loss) per Common Share - Diluted           $       (0.01)   $       (0.03)   $        0.46    $       (0.05)
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Basic        34,870,268       31,509,607       34,765,150       32,462,702
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Diluted      34,870,268       31,509,607       35,925,150       32,462,702
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

                                        3

                      TOMI Environmental Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Nine     For the Nine
                                                                            Months Ended     Months Ended
                                                                            Sept 30, 2009    Sept 30, 2008
                                                                           --------------   --------------
OPERATING ACTIVITIES
--------------------

    Net Income (Loss)                                                      $  16,586,252    $  (1,521,335)

     Adjustments to reconcile net income (loss) to net
      cash (used) by operating activities:
         Depreciation and amortization                                            69,176           22,272
         Amortization of Debt Discount                                                 -           14,444
         Common and Preferred Stock Issued for Services                          300,655          902,000
         Amortization of Deferred Compensation                                   569,302                -
         Management and Consulting Fees                                      (18,312,558)               -

     Changes in Operating Assets and Liabilities:
         (Increase) in Security deposits                                            (876)          (4,540)
         (Increase) in Accounts Receivable                                      (151,292)            (884)
         Increase (Decrease) in Prepaids and other current assets                 10,163           (3,284)
         Increase in Accounts Payable and Accrued Liabilities                    612,908          146,124
                                                                           --------------   --------------
    Net Cash (Used) in Operating Activities                                     (316,270)        (445,203)
                                                                           --------------   --------------

INVESTING ACTIVITIES
--------------------
         Purchase of investments                                              (3,250,000)               -
         Capital Expenditures                                                    (20,442)        (245,540)
         Purchase of Intangible Assets                                                 -         (111,100)
                                                                           --------------   --------------
    Net Cash (Used) in Investing activities                                   (3,270,442)        (356,640)
                                                                           --------------   --------------
FINANCING ACTIVITIES
--------------------

     Proceeds from the Sale of Common Stock                                    1,750,000        1,299,401
     Expense of private placement                                               (200,000)               -
     Purchase of cancelled Common Stock                                                -           (7,000)
     Proceeds from sale of Cumulative Convertible Series B Preferred Stock     3,250,000                -
     (Payments) Proceeds of Note Payable - Other (Net)                           (32,553)          41,080
                                                                           --------------   --------------
    Net Cash Provided by Financing Activities                                  4,767,447         1,333,481
                                                                           --------------   --------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                        1,180,736          531,638
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  367,697            3,095
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   1,548,433    $     534,733
                                                                           ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                        4

                      TOMI Environmental Solutions, Inc.

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine Months   For the Nine Months
                                                                         Ended Sept 30, 2009   Ended Sept 30, 2008
                                                                         -------------------   -------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:

     Interest expense                                                    $            7,561    $            1,109
                                                                         ===================   ===================
     Income taxes                                                        $                -    $                -
                                                                         ===================   ===================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

     Non Cash Financing Activities:

          Issuance of Common Stock for payment of accounts payable       $           46,670    $                -
                                                                         ===================   ===================

          Forgiveness of Accrued Compensation to Related Party           $          150,000    $                -
                                                                         ===================   ===================

          Dividends payable on preferred stock - Series B                $          144,247    $                -
                                                                         ===================   ===================

          Return of Overissuance of Shares Related to Recapitalization   $                -    $              425
                                                                         ===================   ===================

          Reversal of dividends payable on preferred stock - Series A    $          (90,667)   $                -
                                                                         ===================   ===================

          Change in stated value on preferred stock - Series A           $      (12,744,900)   $                -
                                                                         ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                       TOMI Environmental Solutions, Inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (The "Company" or "TOMI") provides green, energy-efficient environmental solutions for infectious disease control and air remediation through inspection, air quality testing, training and treatment using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM - Magnetic Resolution Activation product line as an additional cost effective method to control the spread of infectious disease and can also be used after a biological attack of our homeland security.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotels, single homes, multi-unit residences and schools. Our products and services have also been used in restaurants and dairies.

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


Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year and prior period presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Concentration of Credit Risk

The Company maintains cash balances at several financial institutions. Accounts at institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Account balances that exceed this limit are not insured. The restricted investment, at cost, is subject to market fluctuations. The non-restricted cash in the amount of $1,551,562 and restricted investment are held in an investment fund and are not insured.


Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income
(loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three months ended September 30, 2009, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding (convertible Series of stock, options and warrants) would be anti-dilutive and has therefore, been excluded from the computation. For the nine months ended September 30, 2009, there were 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares). There were no common stock equivalents outstanding during the three and nine months ended September 30, 2008. The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.


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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                    September 30, 2009       December 31, 2008
                                    ------------------       -----------------
                                        (Unaudited)
                                    ------------------

     Furniture and fixture          $          15,557        $         13,339
     Equipment                                191,096                 172,872
     Vehicles                                 219,766                 219,766
                                    ------------------       -----------------
                                              426,419                 405,977

     Less: Accumulated depreciation            96,609                  32,987
                                    ------------------       -----------------
                                    $         329,810        $        372,990
                                    ==================       =================

Depreciation was $21,823 and $63,622 for the three months and nine months ended September 30, 2009, respectively. Depreciation expense was $10,085 and $22,272 for the three and nine months ended September 30, 2008, respectively.


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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,775 and $5,555 during the three and nine months ended September 30, 2009, respectively. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with SFAS 142, Goodwill and Other Intangible Assets. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of September 30, 2009 there was no impairment.


NOTE 5: LONG TERM DEBT

The Company finances five field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. The remaining notes payable amount will mature through 2012 as follows: 2009 - $11,423, 2010 - $45,896, 2011 - $16,153, 2012 -
$4,316. Each note is secured by the vehicle acquired.

                                    September 30, 2009       December 31, 2008
                                    ------------------       -----------------
                                        (Unaudited)
                                    ------------------

     Total Vehicle Notes            $         77,788         $        110,341
     Less: Current Portion                    47,486                   43,996
                                    ------------------       -----------------
     Long term Portion              $         30,302         $         66,345
                                    ==================       =================

NOTE 6:  SHAREHOLDERS' EQUITY

On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000. The Company incurred costs of $200,000 in connection with the sale.

Under the terms of the Subscription Agreement, the Company created a new class of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is authorized to issue 4,000 shares of its new Series B preferred stock. The Series B stock is convertible into 200 shares of the Company's common stock for every share of Series B stock. The Series B preferred has a stated value of $1,000 per share, carries an annual cumulative dividend of 7.5% and is senior in liquidation preference to all other classes of stock. As of September 30, 2009, the Company accrued $144,247 for these dividends.

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

On August 15, 2009, the Company canceled the agreement dated July 6, 2009 between TOMI and industry third parties.

In November 2008 the Company's Board of Directors approved the 2008
Stock Option and Restricted Stock Plan (the "Plan"). The Stockholders of the Company approved the Plan in May 2009. The Plan's purpose is to provide an incentive to key Employees, Directors and Consultants of the Company and to increase their interest in the Company's welfare and to aid in attracting and retaining Employees, Directors and Consultants of outstanding ability. The aggregate number of shares that may be issued under the Plan is 2,500,000 shares.


NOTE 7:  RELATED PARTY

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of September 30, 2009, the Company has accrued $708,004 for unpaid wages under the employment agreement. On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital.

On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company's common stock, valued at $146,250, to Dr. Halden Shane. The common shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at September 30, 2009.

On December 15, 2008 the Board of Directors approved the issuance of 510,000 shares of the Company's Series A Preferred Stock to Tiger Management, LLC, a limited liability company wholly owned by the Company's CEO. The shares were issued for management services performed by Tiger Management, LLC in 2007 and 2008 and were convertible into five shares of the Company's common stock at the holder's option. The Company recorded a non-cash expense of $20,400,000 in management and consulting fees during the year ended December 31, 2008, for services rendered based on the fair value of the underlying common stock. The fair value was determined using the price of the stock on the date the board approved the issuance.

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

The Company's Board of Directors' amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. At September 30, 2009, the Company has recorded $1,423,256 in deferred compensation related to the vesting feature and this deferred amount will be amortized over the remaining 15 month period. Amortization of deferred compensation was $284,651 and $569,302 for the three and nine months ended September 30, 2009, respectively. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. All share and per share data have been retroactively adjusted to reflect the recapitalization.


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.


NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2009. On October 16, 2009, the Company entered into a material definitive agreement to purchase nineteen (19%) percent of the issued and outstanding member interests of Advanced Disinfectant Technologies LLC ("Adtec"). Pursuant to the agreement the Company purchased the stated interest in Adetec for consideration of 190,000 shares of its common stock valued at $807,500 based on the closing price of the Company's common stock of $4.25 on October 16, 2009. The agreement provides a stipulation that the Company intends to purchase the remaining member interests or Adtec's assets subject to an appraisal to determine the final purchase price. No closing date has been set for the intended transaction.

On November 9, 2009, the company obtained an executed proposal from Degmor Industries, a environmental remediation firm based in New York City with expertise in facility restoration after disaster related and environmental contamination. The proposal grants Degmor licensing rights for New York and the purchase of two commercial scale equipment packages designed to treat infectious disease and air contaminants for large and small spaces. TOMI will issue 100,000 common shares priced at $200,000 to Degmor and will also receive a down payment of $250,000, for a total of $450,000. TOMI will be entitled to revenue sharing on future projects using this equipment.

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


Overview of the Business

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (The "Company" or "TOMI") provides green, energy-efficient environmental solutions for infectious disease control and air remediation through inspection, air quality testing, training and treatment using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM -
Magnetic Resolution Activation product line as an additional cost effective method to control the spread of infectious disease and can also be used after a biological attack of our homeland security. Our Board of Directors' amended our articles of incorporation and changed our corporate name to TOMI Environmental Solutions from "The Ozone Man, Inc" on March 31, 2009.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel , single homes, multi-unit residences and schools. Our products and services have also been used in restaurants and dairies.

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

On October 16, 2009, the Company entered into a material definitive agreement to purchase nineteen (19%) percent of the issued and outstanding member interests of Advanced Disinfectant Technologies LLC ("Adtec"). Pursuant to the agreement the Company purchased the stated interest in Adetec for consideration of 190,000 shares of its common stock valued at $807,500 based on the closing price of the Company's common stock of $4.25 on October 16, 2009. The agreement provides a stipulation that the Company intends to purchase the remaining member interests or Adtec's assets subject to an appraisal to determine the final purchase price. No closing date has been set for the intended transaction.

On November 9, 2009, the company obtained an executed proposal from Degmor Industries, a leading environmental remediation firm based in New York City with expertise in facility restoration after disaster related and environmental contamination. Degmor has been servicing a broad array of clients in the New York metro area for more than twenty years. The proposal grants Degmor licensing rights for New York and the purchase of two commercial scale equipment packages designed to treat infectious disease and air contaminants for large and small spaces. TOMI has received $200,000.00 as an investment from Degmor and will receive a down payment of $250,000.00, for a total of $450,000.00. TOMI will be entitled to revenue sharing on future projects using this equipment. Further, the company and Degmor are negotiating a license agreement in addition to the proposal.

Business Outlook

TOMI's business growth strategy is to be "Your Professional Infectious Disease Control & Air Remediation Company" by developing and acquiring a premier platform of UV Ozone generation services, products and technologies. We also strive to generate top-notch research on other air remediation solutions including hydroxyl radicals and to form business alliances with major construction companies and corporations specializing in disaster relief. We continue to pursue complementary businesses in manufacturing ozone-related products, testing labs and other indoor air treatment and maintenance products.

During the second quarter of 2009, the Company began generating revenue related to commercial projects. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the coming quarters.


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


Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008:

We began our planned principal operations during the second quarter of 2009. Revenue for the three and nine months ended September 30, 2009 totaled $218,176 and $427,562, respectively. Revenue for the three and nine months ended September 30, 2008 totaled $3,086 and $3,086, respectively. Revenue and operating results for the two periods are not comparable because the Company began its planned principal operations during the second quarter of 2009 and was in its development stage prior to the second quarter of 2009.

Net (loss) income for the three and nine months ended September 30, 2009 was ($395,330) and $16,586,252. The net income for the nine months ended September 30, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of $18,312,558. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our
Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. Professional and consulting fees include legal, accounting and consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.


Liquidity and Capital Resources

Operations and liquidity needs are funded through cash flows from equity offerings and debt. On February 27, 2009 the Company completed the sale of 350,000 shares of its common stock and 3,250 shares of Series B Convertible Preferred Stock for per share purchase prices of $5.00 and $1,000, respectively. Gross proceeds from the sale were $5,000,000. At September 30, 2009, we have an unrestricted cash balance of $1,548,433. We have a restricted investment with an original cost of $3,250,000 pursuant to the terms of the Subscription Agreement, which stipulated the use of the proceeds for merger and acquisition reserves to be used to acquire established independent providers of heating, ventilation and air conditioning ("HVAC") sales and services. No approval from the investor is required to acquire these HVAC companies.


Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.


ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended September 30, 2009.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three and nine months ended September 30, 2009.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At September 30, 2009, we were involved in a legal matter arising from the ordinary course of business. Although the ultimate resolution of this matter cannot be determined at this time, we do not believe that this matter will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.


ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2009, the Company issued 5,500 common shares in lieu of cash compensation and issued 190,000 common shares as consideration for an acquisition. In November 2009, the Company sold 100,000 common shares at $2 per share.

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


Date: November 16, 2009

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer