Form 10-K
period 2009-12-31
TOMI Environmental Solutions, Inc.
filed 2010-04-15
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2009

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        Commission file number 000-09908

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
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

     Large accelerated filer [ ]   Accelerated filer       [ ]
     Non-accelerated filer   [ ]   Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $73,738,500 based upon the closing price of registrant's common stock on that date.

As of April 1, 2010 the registrant had 35,277,480 shares of common stock outstanding.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                      PART I
                                                                            Page
Item 1.  Business                                                             2
Item 1A. Risk Factors                                                         8
Item 2.  Properties                                                           11
Item 3.  Legal Proceedings                                                    11

                                     PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    12
Item 6.  Selected Financial Data (Not Required)                               12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         (Not Required)                                                       18
Item 8.  Financial Statements and Supplementary Data                          18
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  19
Item 9A. Controls and Procedures                                              19
Item 9B. Other Information (None)                                             20

                                   PART III
Item 10. Directors, Executive Officers and Corporate Governance               20
Item 11. Executive Compensation                                               22
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           23
Item 13. Certain Relationships and Related Transactions, and
         Director Independence                                                24
Item 14. Principal Accountant Fees and Services                               25
Item 15. Exhibits                                                             25
Signatures                                                                    26


In this registration statement references to "TOMI," "we," "us," and "our" refer to TOMI Environmental Solutions, Inc.


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

                                      PART I

Item 1. Business

Business
--------

The company provides global green environmental technology solutions for indoor air pollution and infectious disease control. The company's technicians and/or its licensees' technicians provide indoor air decontamination remediation and surface disinfection of all commercial and residential structures including medical facilities, hotel and motel rooms, prisons, airports, cruise ships and schools, including both single family homes and multi-unit residences. The Company has solutions for decontamination of air and surface disinfection of all indoor and enclosed structures.

Products
--------

Our products contain the latest technology using three dimensional application designed to decontaminate indoor air, surfaces and eliminate infections, including inactivation of viruses, removal of all allergens and asthma triggers, killing MRSA, C-Diff, mold spores, anthrax and all other bacteria and infectious pathogens.

The company's three main products use the world's second and third strongest oxidizers, hydroxyl radicals and UV ozone along with Ultra-Violet Germicidal Irradiation. Each product is specific to one of the three mentioned above.

The worlds second strongest oxidizer is hydroxyl radicals and our patient pending Hydroxyl Ultra-D Disinfection product uses activated dry mist hydroxyl fog-killing >99.999% or 6 log of all harmful bacteria, viruses and spores-to decontaminate and combat the surging number of healthcare associated infections
(HAI) and other infectious disease in hospitals, clinics, sports facilities, and other healthcare settings. Our procedure takes less than 15 minutes to complete along with approximately 30 additional minutes for air scrubbing in most situations. It is an excellent adjunct for the remediation industry when applied to all indoor structures.

We have also safely harnessed the world's third strongest oxidizer, ozone. Our proprietary byproduct free ultraviolet ozone generators produce the cleanest ozone without producing any harmful byproducts. Our state of the art ozone generators safely and effectively eliminate odor, bacteria, allergens, mold spores and all other contaminants.

TOMI's has recently written the first ever protocol to use UV produced ozone in a large LEED certified commercial building and has recently successfully completed the treatment of that building.

Our UV produced ozone generators are used by TOMI's certified professional technicians and /or our licensees' certified technicians.

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

Ozone is a much stronger oxidizer than common disinfectants such as chlorine and hypochlorite. The usage of chlorine in many countries has been decreased significantly due to the possible formation of carcinogenic by-products during the disinfections process. In contrast, ozone disinfections using the Company's methodology does not produce any harmful residues, all of our technicians wear safety equipment prior to reentry and all micro- carcasses are vacuumed with HEPA vacuum, all the residual ozone will be converted back to oxygen in a short time using fans along with open ventilation. No person, pet or plant is ever exposed to levels greater than EPA standards. Ozone produced using ultra-violet is considered an environmentally friendly disinfectant.

Ultraviolet technology uses ultraviolet light to produce ozone, by passing ambient air over an ultraviolet lamp, which splits oxygen molecules in the air stream. Since ozone gas is unstable (a property that gives ozone its exceptional oxidizing capabilities), ozone cannot be packaged or stored and must be generated on site.

For decades ozone has been used in wastewater treatment applications, an ozone generator combined with a compact air preparation unit is utilized to treat the water safely and effectively.

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

The company's third product is our custom UVGI & filtration system which is the long term maintenance solution to your indoor air and infectious disease control problems. Our system destroys up to 99.99% of contaminants traveling through the HVAC system and increases the efficiency of the system, resulting in less energy consumption and saving to the consumer. During clinical trials, these accessories were proven to reduce microbial and endotoxin concentrations in ventilation systems by 99%.This resulted in significant reduction of respiratory illnesses, both bacterial and viral.

Industry Summary
----------------

Driven by rising demand for clean water, clean air and chemical-free treatment processes, the global market for ozone technology is projected to grow at an annual rate of 7.5% through 2012. The overall global water treatment market is experiencing rapid growth due to a number of factors including:

     . Rapid industrialization along with increases in infrastructure spending . Increased awareness and concern for quality water, long-term health and environmentally conscious manufacturing processes;

     . Poor water quality, particularly in developing nations such as China and India; and
     . Water shortages resulting from droughts and shifts in population to areas with insufficient water supplies.

Similarly, environmental concerns regarding indoor air quality and new emerging infectious disease strains are driving demand for air purification products in both the residential and commercial setting. While ozone technology has been in existence for decades, the rising popularity of "green" products and services is contributing to ozone's growing acceptance in air. Unlike chlorine and other disinfectants, ozone technology employs a chemical-free process that can be utilized to purify water and air and disinfect a variety of surfaces. Additionally, because ozone reduces the need for continued use of costly chemicals, companies are able to reduce expenses and generate a positive return on investment. The ability to utilize more environmentally friendly products and drive higher returns represents a compelling opportunity for many users of ozone-based products and services.

The Company provides environmentally conscious products to customers looking for cleaner, more effective solutions for their surface disinfection and air treatment needs. Demand is increasing for non-chemical disinfection technologies like ultraviolet ozone in markets such as wastewater, dairy, laundry, agriculture, food and beverage manufacturing, hospitality, medical, process water and pharmaceuticals, where companies are experiencing pressure to reduce chemical by-products caused by chlorine gas and liquid chlorine, along with significant energy savings.

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

Market
------

Recognition of indoor pollution, infectious airborne diseases and its health affects is growing. The AMA has indicated that at least 50% of all illnesses are caused or aggravated by indoor air pollution. The EPA made indoor pollution among its top five most urgent environmental issues. According to the California Air Resources Board, California alone lost 45 billion dollars due to direct and indirect effects of indoor air pollution in one year alone. The Journal of Pediatrics states that 39% of all asthma is caused by poor indoor air and that cleaning those pollutants would help reduce asthma. Further, the EPA states that today's homes contain an estimated 1,500 hazardous compounds from approximately 3,000 man-made products. Even low levels of pollutants emitted by these products can affect human health over a period of months or years. Ozone can also be used to kill, inactivate, reduce, and in some cases eliminate most of the broad causes of indoor pollution such as: allergens, dust mites, bacteria, residue from pesticides, construction by-products, inactivate viruses, and smoking and cooking odors.

In the U.S. 271 people die a day from hospital acquired infections. HAI kill more people than AIDS, breast cancer and auto accidents combined. HAI are the fourth leading cause of death in the U.S. About 1.7 million patients suffer from care related infections annually, and will kill over 99,000 people this year alone. Hospital acquired infections account for over $30.5 billion in excess health costs per year.

The Hydroxyl Ultra-D disinfection process is a significant advance in the reduction and possible elimination of these HAI.

Accordingly, we seek to position TOMI Environmental Solution, Inc. as a green global leader in the commercial and residential air remediation and infectious disease control industry. We have developed and acquired a platform of green environmental friendly products and technologies. TOMI Environmental Solution, Inc. methodology is a process that purifies the air and decontaminates the indoor surfaces of buildings and homes. This process eliminates most germs, viruses, bacteria, mildew, allergens, asthma triggers and mold spores, in a multi-process one-day event. It also eliminates pet odors, cooking smells, smoking odors, VOC's and chemical smells (such as paint, glue, new carpets, etc.).

The Company certifies, licenses and sells indoor air quality and infectious disease control products that utilize ozone, hydroxyl radicals and ultraviolet technologies to deliver purified air in commercial, residential and mobile transportation environments. The Company's applications and systems provide a protection against the following: infectious diseases; airborne microbes, including bacteria, viruses, mold spores, mildew and fungus; organic compounds; and inorganic compounds.

The Company's products also address the consumer's growing concern over air quality and infectious disease and offers relief to individuals who suffer from allergies, asthma and lung disease when used in conjunction with the Company's UVGI and filtering systems.

Services
--------

The Company presently has four service hubs complete with service vans and certified, trained personnel. The Company has an alliance partner that has been in the remediation industry for over 25 years and supports disaster relief in 40 states. Also the company has recently licensed, certified and sold its equipment to a large New York based environmental remediation company. TOMI Environmental Solutions offers a 16 hour air remediation and infectious control certification program to the remediation industry throughout the United States. In addition to 8 full time employees, the Company employees 15 part time independent contractors, some of whom are certified trained personnel.

On February 23, 2008 we purchased from S.C.O. Medallion Healthy Homes LTD all intellectual property for the Medallion methodology system and all marketing materials, studies and information required to operate the system including patents, trademarks, extensions, applications, copyrights, equipment and technology that specifically relate to the products and services of the business. On April 18, 2008 we purchased from Air Testing and Design, Inc. intellectual property in connection with our commercial generator system. This provides us with the ozone treatment system that is one of the cores of our business model.

In September 2009 the company purchased 19 percent of Advanced Disinfectant Technologies, LLC the company that supplies the Ultra-D fogger. It has also entered into a Letter of Intent to purchase the remaining 81 percent of the company.

We provide indoor pollution maintenance for all buildings. We call our system the "Terminator", and it involves installation of a UVGI system in the air ducts or air conditioning systems. This purifies the air before it enters the indoor environment and insures the client of a clean fresh air supply at all times.
Our ozone air and surface remediation along with our hydroxyl mist is a remedy for most indoor pollution and infectious disease concerns. When extreme contamination problems exist, we may call in other professionals to assist in the remediation process and/or refer the client to another source for the solution.

Our air remediation and infectious disease control treatment involves placing TOMI's Environmental Solution, Inc products throughout an uninhabited home or building. Depending on the type of contamination, the equipment are left running for 15 minutes if using the Ultra-D fogger or 4 hours or longer if using our UV ozone generators. This is the essential time allotted for our products to oxidize, inactivate or kill all the contaminants in the indoor environment, leaving the space contaminant, infectious disease and odor free. This one step process kills and or eliminates most allergens, bacteria, mold spores and viruses.

Decontaminated space will remain as such, as long as you do not reintroduce the problem. Once our treatment is complete, the indoor environment is a healthy place to reside or work.

The cost per treatment depends on the size of the building, type of contamination and products used.

The Company intends to target the following three market segments:

The Remediation Industry. A professional certified remediation company waits until an emergency or disaster occurs before they can earn fees. TOMI has implemented and plans to expand its certification, license and equipment program throughout the United States. This program will allow these disaster professionals to earn fees doing routine air remediation and infectious disease control without the need of a disaster. It will also arm the professional with state of the art technology to be used in their everyday challengers' in treating indoor environments. TOMI will receive a percentage of all revenue from jobs completed using TOMI's equipment under TOMI's exclusive certification and licensing agreement. There are over 20,000 certified professional remediators in the United States.

Hospitality. Our products will primarily be used for air remediation and surface cleaning to make the hospitality-related companies (hotels, motels, etc.) greener and cleaner prior to the check-in of hotel guests. Also, as additional revenue, we will be able to apply the UVGI & filtration system to these hotels to maintain cleaner healthier air and save in energy costs.

Hospital. This should be the easiest to penetrate as we have a solution to healthcare facilities' biggest problem: the spread of airborne contaminants. Senate Bill 1058-MRSA became effective January 1, 2009. The enactment of this bill demonstrates the concern hospitals have for the spreading of MRSA as we already know that the hospital industry will be held responsible for any hospital-acquired infection prior to 2009. Using the Ultra-D fogger will eliminate HAI,s in patient rooms, infectious disease rooms and operatory suites. Our UVGI/filtration product, enables us to reduce expenses for coil cleaning, which can range from $500 - $15,000, saving 25 - 30% of energy costs and reduce unit down time. Therefore, we will be able to enhance the well being of staff and patients by delivering clean, particulate-free air. We can reduce filtration cots by as much as 50% and will be able to offer a product that will decontaminate rooms identified with disease-causing elements. This is handled by our own infectious disease industrial hygienist and staff doctors selling to current hospital administrators and staff that we already know.

Competitors & Future Competition
--------------------------------

Although we are unaware of any direct public competition, we believe that we will be faced with competition from an array of household cleansers, pesticides, along with local mom and pop companies among others for our services. Many retailers market a variety of air purifiers. The ozone generation business may lead to multiple competitors and competition.

Employees
---------

We currently have 8 employees, all of which are full time.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this Annual Report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-K. Should they materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our securities.

Risk Related To Our Business
----------------------------

Our independent registered public accounting firm has issued a "going concern"
------------------------------------------------------------------------------
opinion.
--------

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

No assurance of sales or profitability.
---------------------------------------

The Company's business is dependent upon the acceptance of its products, licenses and services as an effective and reliable method to perform indoor air remediation and infectious disease control. The Company's business is also dependent on the effectiveness of its marketing program to convince potential clients, potential independent contractors and remediators to utilize its products and services so that the Company will become profitable. There can be no assurance that the public or industry participants will accept the Company's services, or that the Company will be successful or that its business will earn any profit. There can be no assurance that the Company will earn material revenues or that investors will not lose their entire investment. There is no assurance that the Company will operate its business successfully or that its common stock will have value. A failure of the Company's marketing campaign would have a material adverse impact on its operating results, financial condition and business performance.

Competition.
------------

The remediation industry is extremely competitive. The Company's principal competitors will include other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor air remediation and infectious disease control products and services. Be able to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

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

Inability to sell its license and equipment packages.
-----------------------------------------------------

In the short-term, the success of the Company's business plan depends heavily on its ability to sell its certification, license and equipment packages, and in the longer term, on its ability to profitably integrate and operate those businesses. There is no assurance that the Company will be able to find and license the new businesses that it needs to successfully implement its business plan. The Company needs to sell its packages in order to grow at an attractive pace. A failure of the Company to sell its licenses and equipment packages will likely have an adverse impact on its operating results, financial condition and business performance.

We may not be able to manage our growth effectively, create operating
---------------------------------------------------------------------
efficiencies or achieve or sustain profitability.
-------------------------------------------------

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

We may incur significant costs as a result of operating as a public company, and
--------------------------------------------------------------------------------
our management devotes substantial time to new compliance initiatives.
----------------------------------------------------------------------

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

In addition, the Sarbanes-Oxley Act of 2002 ("SOX") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For the year ended December 31, 2009, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm in the year ending December 31, 2010, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and misstatements due to
-------------------------------------------------------------------------------
error or fraud may occur and may not be detected.
-------------------------------------------------

While we continue to take action to ensure compliance with the disclosure controls and other requirements of SOX, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer, does not expect that any company's controls, including our own, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of change in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     Period                              High        Low
     ------                              ----        ---

     Fiscal 2010
          1st Quarter                   $ 2.25     $ 0.16

     Fiscal 2009
          4th Quarter                   $ 7.00     $ 1.55
          3rd Quarter                   $ 9.00     $ 1.95
          2nd Quarter                   $ 4.99     $ 1.70
          1st Quarter                   $ 9.00     $ 2.35

Holders and Dividends
---------------------

As of March 15, 2010 we had 738 shareholders of record holding 35,227,480 common shares.

We have not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities
---------------------------------------

All sales of unregistered securities in fiscal 2009 have been previously reported.

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

Overview of the Business
------------------------

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (The "Company" or "TOMI") provides green, energy-efficient environmental solutions for infectious disease control and air remediation through inspection, air quality testing, training and treatment using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM - Magnetic Resolution Activation product line as an additional cost effective method to control the spread of infectious disease and can also be used after a biological attack of our homeland.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel, single homes, multi-unit residences and schools. Our products and services have also been used in restaurants and dairies.

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

During the second quarter of 2009, we exited the status of development stage enterprise because we commenced our planned principal operations and because we earned revenues during the quarter ended June 30, 2009.

We purchased 19% of the outstanding interests of Advanced Disinfectant Technologies LLC ("Adtec") in October 2009 for 190,000 shares of our common stock and we have entered into a letter of intent to purchase the remaining interest of 81% in Adtec. Although Adtec has had minimal revenues to date, as it has essentially been a research and development company, we believe its hydroxal mist fogger will be an integral part of our product line. Adtec's advantage over its competitors rests in the efficiency of its fogger as it disinfects quicker and therefore cuts down labor costs. Further, its hydrogen peroxide concentration is four times less than others and is not caustic to electronic equipment.

On November 15, 2009, we executed a license/sales agreement with Degmor Industries, a leading environmental remediation firm based in New York City with expertise in facility restoration after disaster related and environmental contamination. Degmor has been servicing a broad array of clients in the New York metro area for more than twenty years. Under the terms of the agreement, we granted Degmor a license for our Ultraviolet byproduct free ozone generator, High Tech Hydroxyl Mist Ultra-D Disinfection Systems and our UVGI and Filtration Products to be used in the purification of indoor air, decontamination of surfaces and elimination of infectious diseases. We will receive 12.5% of all gross revenues earned by Degmor under the licensed technology. After the first year of license agreement, we will receive a license fee of 10% of gross revenues. We will also receive an annual recertification fee of $7,500 per year after the first year of license agreement.

Business Outlook
----------------

TOMI's business growth strategy is to be "Your Professional Infectious Disease Control & Air Remediation Company" We have developed and acquired premier platform of UV Ozone generators, the Ultra-D fogger and the UVGI "Terminator" Our strategy is continue to align our company with other premiere emergency disaster relief ,environmental remediators and other general certified remediators throughout the country. We will continue to train, certify and license our products with a recurring fee from work performed in the treatment of infectious disease control and air remediation. Our certification process will allow over 20,000 certified remediators to be put into a position to add revenue to their bottom line while waiting for an emergency or disaster to happen. With our quality customer base in Rolyn and Degmor, TOMI potentially has a great lead in the market. We have a sustainable competitive advantage because of our unique technology. TOMI is not in a sector already crowded by other venture backed companies, which leads us to the potential of material growth prospects. We are also creating a standard in the industry that will undoubtedly put the remediating industry in the forefront in the treatment of indoor air pollution and infectious disease control. We also strive to generate top-notch research on other air remediation solutions including hydroxyl radicals.

We continue to pursue complementary businesses in the manufacturing of other indoor air remediation products, testing labs and other indoor air maintenance products.

During the fourth quarter of 2009, the Company began generating revenue related to commercial projects, licensing fees and the sales from its equipment and product line. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the coming quarters.


Critical Accounting Policies and Estimates
------------------------------------------

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

Income (Loss) Per Share
-----------------------

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income
(loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents.

Revenue Recognition
-------------------

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

Intangible Assets
-----------------

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

Fair Value Measurement
----------------------

Effective January 1, 2008, the Company adopted the provisions of ASC 820, "Fair Value Measurements". ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The implementation of this standard did not have any impact on the Company's consolidated financial positions, results of operations, or cash flows. The carrying amounts of cash and cash equivalents, accounts payable and other accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of outstanding debt issued pursuant to credit agreements approximate fair value because interest rates over the term of these instruments approximate current market interest rates.

Stock-Based Compensation
------------------------

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair
value and is recognized as expense over the requisite service period.   The
Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2009, there have been no grants made pursuant to the Plan.

Recent Accounting Pronouncements
--------------------------------

In May 2009 FASB issued ASC 855 (formerly SFAS 165), Subsequent Events effective for interim and annual financial periods ending after June 15, 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It also includes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. It addresses the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement had no material impact on the Company's financial statements.

On April 9, 2009 the FASB Issued ASC 825 (formerly Staff Position FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC also requires those disclosures in summarized financial information at interim reporting periods. This ASC shall be effective for interim reporting periods ending after June 15, 2009. This pronouncement had no material impact on the Company's financial statements.

In June 2009 FASB issued ASC 810 (formerly SFAS 167 which is an amendment to FASB Interpretation No. 46), Consolidation of Variable Interest Entities, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement eliminates the quantitative-based risks and rewards calculation previously required for determining the primary beneficiary of a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. This pronouncement had no material impact on the Company's financial statements.

In June 2009 FASB issued ASC 105 (formerly SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASC identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 arranges these sources of GAAP in a hierarchy for users to apply accordingly. The GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. This Codification supersedes all existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the Board's view, the adoption of this ASC will not change GAAP, and as a result, will not have a material impact on the company's financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management's best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products' essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

On April 13, 2010, the Company's Board of Directors rescinded the transaction entered into in February 2009 with Taurus Global Opportunity Fund, canceled the Series B stock and 350,000 common shares and paid the holders $3,563,062 from the proceeds of the restricted investment.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year
-------------------------------------------------------------------------------
Ended December 31, 2008:
------------------------

We began our planned principal operations during the second quarter of 2009. Revenue for the year ended December 31, 2009 and 2008 totaled $499,172 and $10,335, respectively. Revenue and operating results for the two periods are not comparable because the Company began its planned principal operations during the second quarter of 2009 and was in its development stage during the prior year.

Net (loss) income for the year ended December 31, 2009 totaled $14,898,545. The net income for the year ended December 31, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of $18,312,558. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008.
The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. Professional and consulting fees include legal, accounting and consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.

Liquidity and Capital Resources
-------------------------------

We plan on funding operations and our liquidity needs from licensing arrangements, structured similarly to the Degmor Licensing Agreement that have profit margins from sale of equipment, licensing of equipment, recurring income from solution sales, along with a 12% income from annual gross sales for the utilization of the equipment licensed. We also intend to continue to raise equity capital through the sale of restricted stock. Furthermore, we are currently negotiating equity and/or debt financing in the amount of up to $5 million dollars.

Off-Balance Sheet Arrangements

None.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(Not Required)


Item 8. Financial Statements and Supplementary Data

See pages F-1 to F-16.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiary ("the Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited revenues for the year ended December 31, 2009 and has not been able to generate positive cash from operations for the years ended December 31, 2009 and 2008. In addition, after giving effect to the rescission transaction (see Note 12), the Company has a working capital and stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 15, 2010

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                    ASSETS                            December 31,  December 31,
                    ------                                2009          2008
                                                      ------------  ------------
Current Assets:
---------------
   Cash and Cash Equivalents                          $    13,126   $   367,697
   Investment - Restricted                              3,563,062             -
   Accounts Receivable                                     11,660         4,590
   Notes Receivable                                        75,000             -
   Deferred Cost                                          122,576             -
   Prepaid Assets                                           2,751        18,710
                                                      ------------  ------------
        Total Current Assets                            4,297,625       390,997
                                                      ------------  ------------
Property and Equipment - net                              306,633       372,990
                                                      ------------  ------------
Other Assets:
-------------
   Intangible Assets, net                                 102,767       111,100
   Security Deposits                                        5,416         6,620
                                                      ------------  ------------
        Total Other Assets                                108,183       117,720
                                                      ------------  ------------
TOTAL ASSETS                                          $ 4,712,441   $   881,707
                                                      ============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses              $   118,124   $   175,327
   Accrued Officers Compensation                          827,868       546,536
   Notes Payable - Current Portion                         45,896        43,976
   Deferred Revenue                                       199,022             -
   Obligations to be settled through issuance
    of common stock                                       268,500             -
   Dividends Payable on Preferred Convertible Stock       205,685        90,667
                                                      ------------  ------------
        Total Current Liabilities                       1,665,095       856,506

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other            20,468        66,365
                                                      ------------  ------------
        Total Liabilities                               1,685,563       922,871
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES                                   -             -

Stockholders' Equity (Deficit):
-------------------------------
   Cumulative Convertible Series A Preferred Stock,
    $0.01 par value, 1,000,000 shares authorized,
    510,000 shares issued and outstanding at
    December 31, 2009 and December 31, 2008.                5,100         5,100

   Cumulative Convertible Series B Preferred Stock,
    $1,000 stated value, 7.5% cumulative dividend,
    4,000 shares authorized, 3,250 shares issued and
    outstanding at December 31, 2009 and none at
    December 31, 2008.                                  3,250,000             -

   Common Stock, $.01 par value, 75,000,000 shares
    authorized; 35,277,480 and 34,474,515 shares
    issued and outstanding at December 31, 2009 and
    December 31, 2008, respectively.                      352,774       344,744

   Additional Paid-in Capital                           9,683,721    22,758,193

   Accumulated Deficit                                 (9,489,312)  (23,149,201)

   Deferred compensation                               (1,284,855)            -
                                                      ------------  ------------
        Total Stockholders' Equity (Deficit)            3,026,878       (41,164)
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $ 4,712,441   $   881,707
                                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                                        For the Year Ended    For the Year Ended
                                                        December 31, 2009     December 31, 2008
                                                        ------------------    ------------------

Net Revenues                                            $         499,172     $          10,335
Cost of Sales                                                     200,619                     -
                                                        ------------------    ------------------
Gross Profit                                                      298,553                10,335
                                                        ------------------    ------------------
Costs and Expenses:
-------------------
   Professional Fees                                              577,869             1,090,021
   Other General and Administrative Expenses                    1,370,871             1,248,225
   Impairment on Investment, Research and Development             902,500                     -
   Management and Consulting Fees                             (18,312,558)           20,400,000
                                                        ------------------    ------------------
          Total Costs and Expenses                            (14,607,365)           22,738,246
                                                        ------------------    ------------------
Income (Loss) from Operations                                  14,905,918           (22,727,911)
                                                        ------------------    ------------------

Other Income (Expenses):
------------------------
   Financing Costs                                                      -               (14,444)
   Loss of investment- restricted                              (1,238,656)                    -
   Investment Loss                                                729,206                     -
   Interest Income                                                  2,109                     -
   Interest Expense                                                (9,482)               (3,224)
                                                        ------------------    ------------------
          Total Other Expense                                    (736,579)              (17,668)
                                                        ------------------    ------------------
Net Income (Loss)                                       $      14,169,339     $     (22,745,579)
                                                        ==================    ==================

Income (Loss) attributable to common stockholders
     Net Income (Loss)                                  $      14,169,339     $     (22,745,579)
     Preferred stock dividend                                     205,685                90,667
                                                        ------------------    ------------------
     Income (Loss) attributable to common stockholders  $      13,963,654     $     (22,836,246)
                                                        ==================    ==================

Net Income (Loss) per Common Share - Basic              $            0.40     $           (0.66)
                                                        ==================    ==================
Net Income (Loss) per Common Share - Diluted            $            0.39     $           (0.66)
                                                        ==================    ==================
Weighted Average Common Shares Outstanding - Basic             34,864,011            34,391,534
                                                        ==================    ==================
Weighted Average Common Shares Outstanding - Diluted           36,024,011            34,391,534
                                                        ==================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           --------------------------------------------------------
          For the YearS Ended December 31, 2009 and December 31, 2008
          -----------------------------------------------------------

                        SERIES A           SERIES B
                    PREFERRED STOCK    PREFERRED STOCK        COMMON STOCK      ADDITIONAL                  DEFERRED
                 --------------------- ----------------- ---------------------   PAID-IN     ACCUMULATED     STOCK
                 SHARES      AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT    CAPITAL       DEFICIT    COMPENSATION     TOTAL
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Balance -
12/31/2007             - $          -       - $        - 34,940,437  $349,404  $    29,900  $   (403,622) $         -  $    (24,318)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Return of
Common Stock in
Connection with
Reverse
Acquisition            -            -       -          -    (42,475)     (425)         425             -            -             -
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$.20 per share         -            -       -          -  3,060,000    30,600      581,400             -            -       612,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$.50 per share         -            -       -          -    100,000     1,000       49,000             -            -        50,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$.90 per share         -            -       -          -    971,553     9,715      864,685             -            -       874,400
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$1.00 per share        -            -       -          -     25,000       250       24,750             -            -        25,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
for services @
$2.00 per share        -            -       -          -    420,000     4,200      835,800             -            -       840,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
upon Conversion
of Convertible
Debt @ $.0125
per share              -            -       -          -  2,000,000    20,000        5,000             -            -        25,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Convertible
Preferred Stock
to Related Party
for Services
Rendered @ $.01
per share        510,000   12,750,000       -          -          -         -    7,650,000             -            -    20,400,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Repurchase and
Retirement of
Common Stock @
$.001 per share        -            -       -          - (7,000,000)  (70,000)      63,000             -            -        (7,000)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Dividends on
Cumulative
Convertible
Preferred Stock
as of 12/31/08         -            -       -          -          -         -      (90,667)            -            -       (90,667)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Net Loss for
the Period
January 1, 2008
to December
31, 2008               -            -       -          -          -         -            -   (22,745,579)           -   (22,745,579)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Balance -
12/31/2008       510,000 $ 12,750,000       -          - 34,474,515  $344,744  $10,103,293  $(23,149,201) $         -  $    (41,164)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock in
Lieu of Cash
Compensation	       -            -       -          -    162,965     1,630      418,196             -            -       419,826
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to
a Private
Placement @
$5.00 per share,
net of
offering cost	       -            -       -          -    350,000     3,500    1,546,500             -            -     1,550,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to
a Private
Placement @
$2.00 per share	       -            -       -          -    100,000     1,000      199,000             -            -       200,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Convertible
Series B
Preferred Stock
@ $1,000
per share              -            -   3,250  3,250,000          -         -            -             -            -     3,250,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Dividends on
Cumulative
Convertible
Series B
Preferred Stock        -            -       -          -          -         -     (205,685)            -            -      (205,685)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Reversal of
dividends              -            -       -          -          -         -       90,667             -            -        90,667
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Deferred
Compensation           -            -       -          -          -         -    2,138,808             -   (2,138,808)            -
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Amortization of
Deferred
Compensation           -            -       -          -          -         -            -             -      853,953       853,953
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Forgiveness of
Compensation           -            -       -          -          -         -      150,000             -            -       150,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Common Stock
Issued to
Acquire LLC
Interest               -            -       -          -    190,000     1,900      900,600             -            -       902,500
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Change of Par
Value for
Series A
Preferred stock
from $25 per
share to $.01
per share              -  (12,744,900)      -          -          -         -   (5,567,658)            -            -   (18,312,558)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Net Income             -            -       -          -          -         -            -    13,659,889            -    13,659,889
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Balance -
12/31/2009       510,000 $      5,100   3,250 $3,250,000 35,277,480  $352,774  $ 9,683,721  $ (8,979,862) $(1,284,855) $  3,026,878
================ ======= ============= ====== ========== =========== ========= ============ ============= ============ =============

The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                         For the Year Ended    For the Year Ended
                                                         December 31, 2009     December 31, 2008
                                                         ------------------    ------------------

OPERATING ACTIVITIES

Net Income (Loss)                                        $      13,659,889     $     (22,745,579)

Adjustments to reconcile net income (loss) to net
  cash (used) by operating activities:
    Depreciation and amortization                                   94,090                32,987
    Amortization of Debt Discount                                        -                14,444
    Common and Preferred Stock Issued for Services                 373,155            21,302,000
    Common Stock Issued for Acquisition                            902,500                     -
    Amortization of Deferred Compensation                          853,953                     -
    Management and Consulting Fees                             (18,312,558)                    -
    Increase in deferred revenue                                   199,022                     -
    Loss on investment- restricted                               1,238,656                     -

Changes in Operating Assets and Liabilities:
    Decrease (Increase) in Security Deposits                         1,204                (6,620)
    (Increase) in Accounts Receivable                               (7,070)               (4,590)
    (Increase) in Prepaid and other current assets                (106,617)              (18,710)
    Increase in Accounts Payable and Accrued Liabilities           689,299               705,007
                                                         ------------------    ------------------
Net Cash (Used) in Operating Activities                           (414,477)             (721,061)
                                                         ------------------    ------------------

INVESTING ACTIVITIES

Purchase of Restricted Investments                              (4,801,562)                    -
Capital Expenditures                                               (19,556)             (405,977)
Purchase of Intangible Assets                                            -              (111,100)
                                                         ------------------    ------------------
Net Cash (Used) in Investing activities                         (4,821,118)             (517,077)
                                                         ------------------    ------------------

FINANCING ACTIVITIES

Payment for Notes Receivables                                      (75,000)                    -
Proceeds from the Sale of Common Stock                           1,950,000             1,499,400
Expense of private placement                                      (200,000)                    -
Purchase of Cancelled Common Stock                                       -                (7,000)
Proceeds from sale of Cumulative Convertible
  Series B Preferred Stock                                       3,250,000                     -
(Payment) Proceeds of Note Payable - Other (Net)                   (43,976)              110,340
                                                         ------------------    ------------------
Net Cash Provided by Financing Activities                        4,881,024             1,602,740
                                                         ------------------    ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (354,571)              364,602
                                                         ------------------    ------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    367,697                 3,095
                                                         ------------------    ------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $          13,126     $         367,697
                                                         ==================    ==================


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest expense                                         $           9,482     $           6,191
                                                         ==================    ==================
Income taxes                                             $               -     $               -
                                                         ==================    ==================

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

Non Cash Financing Activities:

Issuance of Common Stock for payment of accounts payable $          46,670     $               -
                                                         ==================    ==================
Forgiveness of Accrued Compensation to Related Party     $         150,000     $               -
                                                         ==================    ==================
Dividends payable on preferred stock                     $         205,685     $          90,667
                                                         ==================    ==================
Return of Overissuance of Shares Related to
  Recapitalization                                       $               -     $             425
                                                         ==================    ==================
Reversal of dividends payable on preferred stock -
  Series A                                               $         (90,667)    $               -
                                                         ==================    ==================
Change in stated value on preferred stock - Series A     $     (12,744,900)    $               -
                                                         ==================    ==================
Issuance of common stock for purchase of LLC interest    $         902,500     $               -
                                                         ==================    ==================


The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The Company had limited revenues during the year ended December 31, 2009. The Company has not been able to generate positive cash from operations for the years ended December 31, 2009 and 2008. In addition, after giving effect to the rescission transaction (see Note 11), the Company has a negative working capital and stockholder deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans on funding operations and liquidity needs from licensing arrangements, equity and/or debt financing and continuing to raise funds through the sale of its common stock.

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

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of TOMI (a Florida Corporation) (Parent) and its wholly owned subsidiary, The Ozone Man, Inc. (a Nevada Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts
----------------------------

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Restricted Investment
---------------------

The restricted investment in the amount of $3,563,062 at December 31, 2009 is carried at net realizable value (See Note 12).

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate three to five years.

Advertising Costs
-----------------

The Company's policy is to charge advertising costs to operations as incurred. The Company incurred advertising costs of $22,295 and $17,494 for the year ended December 31, 2009 and 2008, respectively.

Income (Loss) Per Share
-----------------------

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income
(loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the year ended December 31, 2009 and December 31, 2008, the Company had 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares); these common stock equivalents were included in diluted earnings per common share for the year ended December 31, 2009. For the year ended December 31, 2008, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has therefore, been excluded from the computation. The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
-------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company uses the following methods and assumptions in estimating our fair value disclosures for financial instruments:

  .  Accounts Payable and Accrued Liabilities

The carrying amount reported in the balance sheets for accounts payable approximates fair value because of relatively short payment terms.

  .  Cash Equivalents

The carrying amounts reported in the balance sheets for cash equivalents approximate fair value because of the relatively short time to maturity.

  .  Accounts Receivable

The carrying amount reported in the balance sheets for accounts receivable approximates fair value because of relatively short collection terms.

  .  Investment Securities

FASB ASC 820, Fair Value Measurements and Disclosures, requires us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FASB ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

        . Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        . Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

        . Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

Our investments are classified within Level 2 of the fair-value hierarchy.

Long-Lived Assets
-----------------

We review property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented.

Intangible assets with definite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets on a straight-line basis over a 10 year period.

Income Taxes
------------

We account for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation
------------------------

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair
value and is recognized as expense over the requisite service period.   The
Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2009, there have been no grants made pursuant to the Plan.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
--------------------------------

In May 2009 FASB issued ASC 855 (formerly SFAS 165), Subsequent Events effective for interim and annual financial periods ending after June 15, 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It also includes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. It addresses the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement had no material impact on the Company's financial statements.

On April 9, 2009 the FASB Issued ASC 825 (formerly Staff Position FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC also requires those disclosures in summarized financial information at interim reporting periods. This ASC shall be effective for interim reporting periods ending after June 15, 2009. This pronouncement had no material impact on the Company's financial statements.

In June 2009 FASB issued ASC 810 (formerly SFAS 167 which is an amendment to FASB Interpretation No. 46), Consolidation of Variable Interest Entities, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement eliminates the quantitative-based risks and rewards calculation previously required for determining the primary beneficiary of a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. This pronouncement had no material impact on the Company's financial statements.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009 FASB issued ASC 105 (formerly SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASC identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 arranges these sources of GAAP in a hierarchy for users to apply accordingly. The GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. This Codification supersedes all existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the Board's view, the adoption of this ASC will not change GAAP, and as a result, will not have a material impact on the company's financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management's best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products' essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                   December 31, 2009     December 31, 2008
                                   -----------------     -----------------

    Furniture and fixture          $         16,877      $         13,339
    Equipment                               188,734               172,872
    Vehicles                                219,766               219,766
                                   -----------------     -----------------
                                            425,377               405,977
    Less: Accumulated depreciation          118,744                32,987
                                   -----------------     -----------------
                                   $        306,633      $        372,990
                                   =================     =================

Depreciation was $85,757 and $32,987 during the year ended December 31, 2009 and 2008, respectively.


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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded
amortization expense of $8,333 during the year ended December 31, 2009.   These
assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of December 31, 2009 there was no impairment.


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

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   December 31, 2009     December 31, 2008
                                   -----------------     -----------------

    Total Vehicle Notes            $         66,364      $        110,341
    Less:  Current Portion                   45,896                43,996
                                   -----------------     -----------------
    Long term Portion              $         20,468      $         66,345
                                   =================     =================


NOTE 6:  SHAREHOLDERS' EQUITY

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

Under the terms of the Subscription Agreement, the Company created a new class of preferred stock as Series B Convertible Preferred Stock ("Series B"). The Company is authorized to issue 4,000 shares of its new Series B preferred stock. The Series B stock is convertible into 200 shares of the Company's common stock for every share of Series B stock. The Series B preferred has a stated value of $1,000 per share, carries an annual cumulative dividend of 7.5% and is senior in liquidation preference to all other classes of stock. As of December 31, 2009 the Company accrued $205,685 for these dividends.

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

On October 12, 2009, the Company purchased 19% of the issued and outstanding member interests of Advanced Disinfectant Technologies LLC ("Adtec"). Pursuant to the agreement the Company purchased the stated interest in Adtec for consideration of 190,000 shares of its common stock valued at $902,500 based on the closing price of the Company's common stock of $4.75 on October 12, 2009. Adtec has had minimal revenues since inception and is essentially engaged in research and development; as a result, the $902,500 acquisition cost has been expensed.

On November 3, 2009, TOMI issued 100,000 common shares for $200,000 to Degmor under a stock subscription agreement.

The Company issued 87,965 common shares valued at $419,826 during the year ended December 31, 2009 as compensation for services rendered by consultants.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  RELATED PARTY

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of December 31, 2009, the Company has accrued $827,868 for unpaid wages under the employment agreement. On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital.

On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company's common stock, valued at $146,250, to Dr. Halden Shane. The common shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at December 31, 2009.

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

The Company's Board of Directors' amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. At December 31, 2009, the Company has recorded $1,138,605 in deferred compensation related to the vesting feature and this deferred amount will be amortized over the remaining 12 month period. Amortization of deferred compensation was $853,953 for the year ended December 31, 2009. The fair value was determined using the price of the stock on the date the board approved the amendment to
the agreement.   All share and per share data have been retroactively adjusted to reflect the recapitalization.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.


NOTE 9:  DEFERRED REVENUE

On November 15, 2009, the company executed a license/sales agreement with Degmor Industries, an environmental remediation firm based in New York City. Under the terms of the agreement, the Company granted Degmor a license for its Ultraviolet byproduct free ozone generator, High Tech Hydroxyl Mist Ultra-D Disinfection Systems and its UVGI and Filtration Products to be used in the purification of indoor air, decontamination of surfaces and elimination of infectious diseases. Further, the Company will provide Certification Programs to Degmor Industries. The Company will receive an annual fee of 12.5% of all gross by Degmor under the license agreement. After one year from the date of agreement, the annual fee rate will drop to 10% sales by Degmor. Degmor will also pay the Company annual Recertification fee of $7,500 after the first 12 month period; the initial Certification fee is $0.

Under the license agreement, Degmor is required to purchase the necessary equipment and solutions which includes Ultra-violet byproducts free ozone generators, the High Tech Hydroxyl Mist Ultra D Disinfection System and the Advanced UVGI and Filtration Products and all OSHA required safety equipment and monitoring devices at a cost of $270,000. At December 31, 2009, Degmor made a down payment of $199,022 for the purchase of the equipment. The related equipment costing $122,576 had not been shipped to Degmor by year end and therefore, at December 31, 2009, the related down payment and equipment cost has been recorded as deferred revenue and deferred cost, respectively. Subsequent to year end, Degmor paid the Company $70,000 for the remaining amount due for the equipment purchase and the Company delivered the equipment to Degmor.


NOTE 10:  NOTES RECEIVABLES

The Company executed a promissory note with Adtec in the amount of $75,000 on November 23, 2009. The note is due on or before November 30, 2010. The note bears interest of 8% per annum. In the event of default, the Company is entitled to receive seven foggers at no charge or to deduct any unpaid amounts from the acquisition of the remaining 81% of Adtec.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

At December 31, 2009 the Company had a deferred tax asset of approximately $1,399,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized any tax benefit or tax assets from these loss carry-forwards loss carry due to the fact that realization of the tax benefit is uncertain and therefore, a valuation allowance equal to 100% of the tax benefit has been applied against the value of any tax asset arising from these losses. The difference between the federal statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $767,000 in 2009.


NOTE 12:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2010.

On April 13, 2010, the Company's Board of Directors rescinded the transaction entered into in February 2009 with Taurus Global Opportunity Fund, canceled the Series B stock and 350,000 common shares and paid the holders $3,563,062 from the proceeds of the restricted investment. (See Note 6)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.


Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

Our management, with the participation of our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2009, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Our management, with the participation of our Principal Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

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

Name                  Age  Position Held             Director Since
--------------------  ---  ------------------------  --------------
Halden S. Shane       65   Chief Executive Officer,   October 2007
                           Chairman of the Board

Richard L. Johnson    74   Secretary, Director        October 2007

Willie L. Brown, Jr.  75   Director                   October 2007

Harold W. Paul        61   Director                   June 2009

Halden S. Shane: Dr. Shane has been our Chairman since the Company's inception. For the past three years he has served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane resigned all positions and closed Tiger Management International in 2009. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced podiatric surgery specializing in ankle arthroscopy.

Richard L. Johnson: Since his admission to the California State Bar Association in 1961, Mr. Johnson has served as a business manager/attorney and consultant to a variety of individuals and companies. He is presently active in private practice in Los Angeles, California.

Willie Brown, Jr.: Mr. Brown has served two terms as the Mayor of the City and County of San Francisco (1996-2004). Prior to his service as Mayor, Mr. Brown served as speaker of the California State assembly from 1980 through 1995. Mr. Brown had also been a member of the state assembly since 1964 and has served on the Boards of California State University and Calpers.

Harold W. Paul: Mr. Paul has been a director since June 2009. He has been engaged in the private practice of law for thirty five years, primarily as a securities specialist. Mr. Paul has been company counsel to public companies listed on the Amex, Nasdaq and OTC exchanges. He has served as a director for six public companies in a variety of industries, including technology and financial services. He holds a BA degree from SUNY at Stony Brook and a JD from Brooklyn Law School and is admitted to practice in New York and Connecticut.

Audit Committee
---------------

The Company's audit committee was established in June 2009 and is currently comprised of Willie L. Brown, Jr. and Harold W. Paul.

Our Board has determined that it does not have a member of its Audit Committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our current circumstances.

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

Code of Ethics
--------------

The Board adopted a Code of Ethics in 2008 applies to, among other persons, Board members, officers including our Chief Executive Officer, contractors, consultants and advisors. Our Code of Ethics sets forth written standards designed to deter wrongdoing and to promote:

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


Item 11. Executive Compensation

Executive Officer Compensation
------------------------------


-------------   ----   ----------   -----   -----------   ------   ---------   ---------   -------   -------
Name and        Year     Salary     Bonus      Stock      Option      Non-     Change in     All      Total
Principal                  ($)       ($)      Awards      Awards     Equity     Pension     Other      ($)
Position                                        ($)	   ($)     Incentive   Value and   Compen-
                                                                      Plan        Non-      sation
                                                                    Compen-    qualified     ($)
                                                                    sation      Deferred
                                                                      ($)       Compen-
                                                                                sation
                                                                               Earnings
                                                                                  ($)
-------------   ----   ----------   -----   -----------   ------   ---------   ---------   -------   -------
Halden Shane,   2009   20,000 (1)       -   146,250 (2)        -           -           -         -   166,250
PEO, PFO        2008   25,000 (1)       -         -            -           -           -         -    25,000
                2007        -           -         -            -           -           -         -         -
-------------   ----   ----------   -----   -----------   ------   ---------   ---------   -------   -------

(1) Does not include deferred compensation in the amounts of $827,868 and $546,536 as of December 31, 2009 and December 31, 2008 respectively.

(2) On September 18, 2009, Dr. Shane was issued 75,000 shares of common stock valued at $146,250 based on the closing price on that date. The shares vest 2 years after issuance provided he is still employed by the company at that time. The fair market value of the shares has been recorded as deferred compensation as of September 30, 2009.

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2009. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the year ended December 31, 2009 and 2008. In September 2009 the board adopted a resolution to compensate outside directors 20,000 options per year and meeting fees payable annually payable on January 2 of each year. We have entered into an employment agreement with our CEO, Dr. Halden Shane, effective January 1, 2009. Dr. Shane was paid $20,000 and $25,000 during the year ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, Dr. Shane was owed $827,868 and $546,536, respectively, in unpaid salary. It is intended Dr. Shane will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries.

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

Compensation of Directors
-------------------------

A directors' compensation plan was adopted on September 18, 2009 and is comprised of 20,000 options for outside directors upon appointment or election to the board and 20,000 options issued annually the first day of each calendar year that the outside director is continuing in service, together with cash fees for each committee or subcommittee meeting attended. The options are to be issued from the company's stock option plan. Meeting fees are set at $1,000 and $500 for each committee or subcommittee meeting, respectively, attended in person, and $750 and $375 for each committee and subcommittee meeting, respectively, attended by telephone.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Under Equity Compensation Plans
------------------------------------------

The Board of Directors adopted the 2008 Stock Option Plan comprised of 2,500,000 shares and the plan was approved by the shareholders on May 13, 2009.

In January 2010, Willie L. Brown, Jr. and Harold W. Paul were issued 20,000 options each.

Beneficial Ownership
--------------------

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 35,227,480 shares of common stock outstanding as of March 15, 2010.

                           CERTAIN BENEFICIAL OWNERS

Name and address of                   Amount and nature of     Percent
beneficial owners                       beneficial owner       of class
---------------------------------     --------------------     -------
Shane Family Trust (1)                      5,000,000            14.2%
11710 Wetherby Lane
Los Angeles, CA 90077

Richard L. Johnson                          2,300,000             6.5%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Willie Brown, Jr. (2)                         120,000               *%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Harold W. Paul (2)                            251,000               1%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Juliann Gold                                3,512,500            10.0%
9903 Santa Monica Blvd
Beverly Hills, CA 90212

Roar Investment LLC                         2,512,900             7.1%
9903 Santa Monica Blvd
Beverly Hills, CA 90212

Belinha Shane (3)                           3,000,000             8.5%
11710 Wetherby Lane
Los Angeles, CA 90077

Directors and Officers as a Group           7,671,000            21.8%

   (1)   Halden Shane is a trustee of the Share Family Trust.
   (2)   Includes 20,000 options currently exercisable.
   (3) Belinha Shane is the wife of Halden Shane. He disclaims beneficial ownership of any shares held in her name.


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

                                         2009          2008
                                       --------      --------
     Audit fees                        $ 60,630      $ 37,000
     Audit-related fees                       0             0
     Tax fees                                 0             0
     All other fees                    $      0      $      0

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

Pre-approval Policies
---------------------

Our audit committee evaluates and approves the scope, cost and engagement of an auditor and has done so this year. The Company does not otherwise rely on pre-approval policies and procedures.


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


TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: April 15, 2010
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 15, 2010
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: April 15, 2010
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: April 15, 2010
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director


Date: April 15, 2010
By: /s/Harold W. Paul
---------------------------
Harold W. Paul
Director