Form 10-Q
period 2010-03-31
TOMI Environmental Solutions, Inc.
filed 2010-05-17
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2010

                                      or

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

As of May 10, 2010 had 35,277,480 shares of common stock outstanding.

        FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2010

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                               2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               12

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        15

   ITEM 4.  CONTROLS AND PROCEDURES                                           15


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                 15

   ITEM 1A. RISK FACTORS                                                      15

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       15

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

   ITEM 5.  OTHER INFORMATION                                                 16

   ITEM 6.  EXHIBITS                                                          16

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      TOMI Environmental Solutions, Inc.
                          CONSOLIDATED BALANCE SHEET

                                                                (Unaudited)
                                                               March 31, 2010      December 31, 2009
                                                             ------------------    -----------------
                           ASSETS
                           ------
Current Assets:
---------------
   Cash and Cash Equivalents                                 $             863     $         13,126
   Investment - Restricted                                           3,563,062            3,563,062
   Accounts Receivable                                                   6,654               11,660
   Notes Receivable                                                     95,000               75,000
   Deferred Cost                                                             -              122,576
   Prepaid Assets                                                        2,428                2,751
                                                             ------------------    -----------------
        Total Current Assets                                         3,668,007            3,788,175
                                                             ------------------    -----------------
Property and Equipment - net                                           248,596              306,633
                                                             ------------------    -----------------
Other Assets:
-------------
   Intangible Assets, net                                               99,989              102,767
   Security Deposits                                                     5,416                5,416
                                                             ------------------    -----------------
        Total Other Assets                                             105,405              108,183
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $       4,022,008     $      4,202,991
                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses                     $         164,170     $        118,124
   Accrued Officers Compensation                                       892,419              827,868
   Notes Payable - Current Portion                                      31,337               45,896
   Deferred Revenue                                                          -              199,022
   Obligations to be settled through issuance of common stock          250,000              268,500
   Dividends Payable on Preferred Convertible Stock                    265,787              205,685
                                                             ------------------    -----------------
        Total Current Liabilities                                    1,603,713            1,665,095

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other                          8,292               20,468
                                                             ------------------    -----------------
        Total Liabilities                                            1,612,005            1,685,563
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                -                    -

Stockholders' Equity:
---------------------

   Cumulative Convertible Series A Preferred Stock,
   $0.01 par value, 1,000,000 shares authorized,
   510,000 shares issued and outstanding at
   March 31, 2010 and December 31, 2009.                                 5,100                5,100

   Cumulative Convertible Series B Preferred Stock,
   $1,000 stated value, 7.5% cumulative dividend,
   4,000 shares authorized, 3,250 shares issued and
   outstanding at March 31, 2010 and December 31, 2009.              3,250,000            3,250,000

   Common Stock, $.01 par value, 75,000,000 shares
   authorized; 35,277,480 shares issued and outstanding
   at March 31, 2010 and December 31, 2009.                            352,774              352,774

   Additional Paid-in Capital                                        9,623,618            9,683,721

   Accumulated Deficit                                              (9,859,905)          (9,489,312)

   Deferred compensation                                              (961,584)          (1,284,855)
                                                             ------------------    -----------------
        Total Stockholders' Equity                                   2,410,003            2,517,428
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       4,022,008     $      4,202,991
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        2

                      TOMI Environmental Solutions, Inc.
               CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                          For the Three Months Ended
                                                       March 31, 2010   March 31, 2009
                                                       --------------   --------------
Net Revenues                                           $     271,045    $       5,890
Cost of Sales                                                127,885                -
                                                       --------------   --------------
Gross Profit                                                 143,160            5,890
                                                       --------------   --------------

Costs and Expenses:
-------------------
   Professional Fees                                          40,016          295,092
   Other General and Administrative Expenses                 538,729          482,393
   Management and Consulting Fees                                  -      (18,312,558)
                                                       --------------   --------------
      Total Costs and Expenses                               578,745      (17,535,073)
                                                       --------------   --------------

Income (Loss) from Operations                               (435,585)      17,540,963
                                                       --------------   --------------

Other Income (Expenses):
------------------------
   Interest expense                                           (2,374)	       (2,375)
   Other income                                               67,366                -
                                                       --------------   --------------
      Total Other Income (Expense)                            64,992   	       (2,375)
                                                       --------------   --------------
Net Income (Loss)                                      $    (370,593)   $  17,538,228
                                                       ==============   ==============

Income (Loss) attributable to common stockholders
   Net Income (Loss)                                   $    (370,593)   $  17,538,228
   Preferred stock dividend                                   60,103           22,038
                                                       --------------   --------------
   Income (Loss) atributable to common stockholders    $    (430,696)   $  17,516,190
                                                       ==============   ==============

Net Income (Loss) per Common Share - Basic             $       (0.01)   $        0.51
                                                       ==============   ==============
Net Income (Loss) per Common Share - Diluted           $       (0.01)   $        0.49
                                                       ==============   ==============
Weighted Average Common Shares Outstanding - Basic        35,277,480       34,527,170
                                                       ==============   ==============
Weighted Average Common Shares Outstanding - Diluted      35,277,480       35,687,170
                                                       ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                      TOMI Environmental Solutions, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                             For the Three Months Ended
                                                                           March 31, 2010   March 31, 2009
                                                                           --------------   --------------
OPERATING ACTIVITIES
--------------------

    Net Income (Loss)                                                      $    (370,593)   $  17,538,229

     Adjustments to reconcile net income (loss) to net
      cash (used) by operating activities:
         Depreciation and amortization                                            20,403           20,987
         Amortization Intangible Assets                                            2,778                -
         Bad debt expense                                                          5,870            3,900
         Common and Preferred Stock Issued for Services                                -          129,405
         Amortization of Deferred Compensation                                   323,271                -
         Management and Consulting Fees                                                -      (18,312,558)
         Decrease in deferred revenue                                           (199,022)               -
         Gain on sale of equipment                                               (67,366)               -

     Changes in Operating Assets and Liabilities:
         Increase in Security deposits                                                 -              (10)
         (Increase) decrease in Accounts Receivable                                 (865)             689
         Decrease in Prepaids and other current assets                           122,899	    4,376
         Increase in Accounts Payable and Accrued Liabilities                    110,597          336,837
         Decrease in Obligation to Issue Common Stock                            (18,500)               -
                                                                           --------------   --------------
    Net Cash (Used) in Operating Activities                                      (70,528)        (278,145)
                                                                           --------------   --------------

INVESTING ACTIVITIES
--------------------
         Purchase of Restricted Investment                                             -       (3,250,000)
         Capital Expenditures                                                          -           (8,871)
         Purchase from Sale of Equipment                                         105,000                -
                                                                           --------------   --------------
    Net Cash (Used) in Investing activities                                      105,000       (3,258,871)
                                                                           --------------   --------------
FINANCING ACTIVITIES
--------------------
     Payment for Notes Receivables                                               (20,000)               -
     Proceeds from Sale of Common Stock                                                -        1,750,000
     Expense of private placement                                                      -         (200,000)
     Proceeds from Sale of Cumulative Convertible Series B Preferred Stock             -        3,250,000
     Payments of Notes Payable - Other (Net)                                     (26,735)         (10,610)
                                                                           --------------   --------------
    Net Cash (Used) Provided by Financing Activities                             (46,735)       4,789,390
                                                                           --------------   --------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (12,263)       1,252,374
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   13,126          367,697
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $         863    $   1,620,071
                                                                           ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                        4

                      TOMI Environmental Solutions, Inc.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                For the Three Months Ended
                                                                            March 31, 2010        March 31, 2009
                                                                         -------------------   -------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:

     Interest expense                                                    $            2,374    $            2,735
                                                                         ===================   ===================
     Income taxes                                                        $                -    $                -
                                                                         ===================   ===================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

     Non Cash Financing Activities:

          Issuance of Common Stock for payment of accounts payable       $                -    $           46,670
                                                                         ===================   ===================

          Dividends payable on preferred stock                           $           60,103    $           22,038
                                                                         ===================   ===================

          Reversal of dividends payable on preferred stock - Series A    $                -    $          (90,667)
                                                                         ===================   ===================

          Change in stated value on preferred stock - Series A           $                -    $      (12,744,900)
                                                                         ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                       TOMI Environmental Solutions, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (The "Company" or "TOMI") provides green, energy-efficient environmental solutions for infectious disease control and air remediation through inspection, air quality testing, training and treatment using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM - Magnetic Resolution Activation product line as an additional cost effective method to control the spread of infectious disease.

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2009 and during the quarter ended March 31, 2010. The Company has not been able to generate positive cash from operations for the years ended December 31, 2009 and 2008 and quarter ended March 31, 2010. In addition, the Company incurred a net loss of $370,593 for the quarter ended March 31, 2010 and after giving effect to the rescission transaction (see Note 9), the Company has a negative working capital and stockholder deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans on funding operations and liquidity needs from licensing arrangements, debt financing and continuing to raise funds through the sale of its common stock.

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

Accordingly, the Company's existence is dependent on management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.
                                         6

                       TOMI Environmental Solutions, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These consolidated interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto which are included in the Form 10-K previously filed with the SEC on April 15, 2010. The Company follows the same accounting policies in the preparation of interim reports.


Principles of Consolidation

The accompanying financial statements include the accounts of TOMI (a Florida Corporation) (Parent) and its wholly owned subsidiary, The Ozone Man, Inc. (a Nevada Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.


Restricted Investment

The restricted investment in the amount of $3,563,062 at March 31, 2010 is carried at net realizable value (See Note 9).


Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.


Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income
(loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three months ended March 31, 2010, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding (convertible Series of stock, options and warrants) would be anti-dilutive and has therefore, been excluded from the computation. For the three months ended March 31, 2009, diluted earnings per common stock was calculated after consideration of common stock equivalents.
For the quarter ended March 31, 2010 and 2009, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000
common shares).    The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

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


New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company's adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.


NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                      March 31, 2010         December 31, 2009
                                    ------------------       -----------------
                                        (Unaudited)
                                    ------------------

     Furniture and fixture          $          16,877        $         16,877
     Equipment                                173,630                 188,734
     Vehicles                                 175,423                 219,766
                                    ------------------       -----------------
                                              365,930                 425,377
     Less: Accumulated depreciation           117,334                 118,744
                                    ------------------       -----------------
                                    $         248,596        $        306,633
                                    ==================       =================

                       TOMI Environmental Solutions, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation was $20,403 and $20,987 for the three months ended March 31, 2010 and 2009, respectively.


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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,778 during the three months ended March 31, 2010. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of March 31, 2010 there was no impairment.


NOTE 5: LONG TERM DEBT

The Company finances five field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. The remaining notes payable amount will mature through 2012 as follows: 2010 - $29,394, 2011 - $8,077, 2012 - $2,158. Each note is secured by the vehicle acquired.

                                      March 31, 2010         December 31, 2009
                                    ------------------       -----------------
                                        (Unaudited)
                                    ------------------

     Total Vehicle Notes            $         36,629         $         66,364
     Less: Current Portion                    31,337                   45,896
                                    ------------------       -----------------
     Long term Portion              $          8,292         $         20,468
                                    ==================       =================


NOTE 6:  RELATED PARTY

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of September 30, 2009, the Company has accrued $892,419 for unpaid wages under the employment agreement. On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital.

                       TOMI Environmental Solutions, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 18, 2009, the Board of Directors granted 75,000 Shares of the
Company's common stock, valued at $146,250, to Dr. Halden Shane.   The common
shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at September 30, 2009. As of March 31, 2010, $38,620 of the deferred compensation had been amortized and deferred compensation is $107,630.

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

The Company's Board of Directors' amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. At March 31, 2010, the Company has recorded $853,954 in deferred compensation related to the vesting feature and this deferred amount will be amortized over the remaining 9 month period. Amortization of deferred compensation was $284,651 for the three months ended March 31, 2010. The fair value was determined using the price of the stock on the date the board approved the
amendment to the agreement.   All share and per share data have been
retroactively adjusted to reflect the recapitalization.


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.
                                        10

                       TOMI Environmental Solutions, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8: NOTES RECEIVABLES

The Company executed two promissory notes with Adtec in the amount of $75,000 and $20,000 on November 23, 2009 and February 2010. The first note is due on or before November 30, 2010 and the second note is due on or before February 2011. The notes bear interest of 8% per annum. In the event of default, the Company is entitled to receive seven foggers at no charge or to deduct any unpaid amounts from the acquisition of the remaining 81% of Adtec.


NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 17, 2010.

On April 13, 2010, the Company's Board of Directors rescinded the transaction entered into in February 2009 with Taurus Global Opportunity Fund, canceled the Series B stock and 350,000 common shares and paid the holders $3,563,062 from the proceeds of the restricted investment. (See Note 6)

The accrued dividends on the Series B will stop upon the effective date of the cancellation of the agreement on April 13, 2010 and the accrued dividend of $265,787 will be reversed into additional paid in capital.

On April 26, 2010, the Company executed a Secured Convertible Notes Payable in the amount of $60,000. The note bears interest of 8% and is convertible to common shares. The Company has reserved 608,122 common shares under the promissory notes.

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


Overview of the Business

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (The "Company" or "TOMI") provides green, energy-efficient environmental solutions for infectious disease control and air remediation through inspection, airquality testing, training and treatment using our premier platform of UV Ozone generation services, products and technologies. Our focus to combat Hospital infection control was recently enhanced with the addition of (MRA) TM - Magnetic Resolution Activation product line as an additional cost effective method to control the spread of infectious disease and can also be used after a biological attack of our homeland.

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

We continue to pursue complementary businesses in the manufacturing of other indoor air remediation products, testing labs and other indoor air maintenance products. We are also in preliminary discussions with countries in Asia and Europe to establish operations through subsidiaries.

During the fourth quarter of 2009, the Company began generating revenue related to commercial projects, licensing fees and the sales from its equipment and product line. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the coming quarters.


Critical Accounting Policies and Estimates

Refer to our Form 10-K filed with SEC on April 15, 2010.


New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company's adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.


Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009:

We began our planned principal operations during the second quarter of 2009. Revenue for the three months ended March 31, 2010 and 2009 totaled $271,045 and $5,890, respectively. Revenue and operating results for the two periods are not comparable because the Company began its planned principal operations during the second quarter of 2009 and was in its development stage prior to the second quarter of 2009. Revenue for the three months ended March 31, 2010 is comprised of equipment sales.

Net (loss) income for the three months ended March 31, 2010 and 2009 was ($370,593) and $17,538,228, respectively. The net income for the three months ended March 31, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of approximately $18,000,000. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. Professional and consulting fees include legal, accounting and consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation. Other income of $67,366 during the three months ended March 31, 2010 relates to the sale of equipment and van.

Liquidity and Capital Resources

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

On April 26, 2010, the Company executed a Secured Convertible Notes Payable in the amount of $60,000. The note bears interest of 8% and is convertible to common shares. The Company has reserved 608,122 common shares under the promissory notes.

Off-Balance Sheet Arrangements

None.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.


ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2010.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended March 31, 2010.


                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 26, 2010, the Company executed a Secured Convertible Notes Payable in the amount of $60,000. The note bears interest of 8% and is convertible to common shares. The Company has reserved 608,122 common shares under the promissory notes.

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


Date: May 17, 2010

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer