Form 10-K/A
period 2009-12-31
TOMI Environmental Solutions, Inc.
filed 2010-05-28
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

Securities registered under Section 12(g) of the Exchange Act:  None

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

                                EXPLANATORY NOTE

TOMI Environmental Solutions, Inc. (referred to in this report as "we" or the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (this "Amendment No. 1") to correct an inadvertent clerical error made during the edgarizing and submission process.

Certain revisions to the amounts in the audited financial statements and management's discussion and analysis were not included in the final filing as edgarized. Those revisions primarily reflect a decrease in assets of approximately $500,000 and accordingly, identical decreases to stockholders' equity and net income. Net income per share also decreased by $.01. The financial statements are not restated as a result hereof. There are no other changes to the Company's annual report.



                               TABLE OF CONTENTS

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data


PART III

Item 15. Exhibits

Signatures


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

                                     PART II

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

Net (loss) income for the year ended December 31, 2009 totaled $13,659,889. The net income for the year ended December 31, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of $18,312,558. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008.
The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. Professional and consulting fees include legal, accounting and consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.

Item 8. Financial Statements and Supplementary Data

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                    ASSETS                            December 31,  December 31,
                    ------                                2009          2008
                                                      ------------  ------------
Current Assets:
---------------
   Cash and Cash Equivalents                          $    13,126   $   367,697
   Investment - Restricted                              3,563,062             -
   Accounts Receivable                                     11,660         4,590
   Notes Receivable                                        75,000             -
   Deferred Cost                                          122,576             -
   Prepaid Assets                                           2,751        18,710
                                                      ------------  ------------
        Total Current Assets                            3,788,175       390,997
                                                      ------------  ------------
Property and Equipment - net                              306,633       372,990
                                                      ------------  ------------
Other Assets:
-------------
   Intangible Assets, net                                 102,767       111,100
   Security Deposits                                        5,416         6,620
                                                      ------------  ------------
        Total Other Assets                                108,183       117,720
                                                      ------------  ------------
TOTAL ASSETS                                          $ 4,202,991   $   881,707
                                                      ============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses              $   118,124   $   175,327
   Accrued Officers Compensation                          827,868       546,536
   Notes Payable - Current Portion                         45,896        43,976
   Deferred Revenue                                       199,022             -
   Obligations to be settled through issuance
    of common stock                                       268,500             -
   Dividends Payable on Preferred Convertible Stock       205,685        90,667
                                                      ------------  ------------
        Total Current Liabilities                       1,665,095       856,506

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other            20,468        66,365
                                                      ------------  ------------
        Total Liabilities                               1,685,563       922,871
                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES                                   -             -

Stockholders' Equity (Deficit):
-------------------------------
   Cumulative Convertible Series A Preferred Stock,
    $0.01 par value, 1,000,000 shares authorized,
    510,000 shares issued and outstanding at
    December 31, 2009 and December 31, 2008.                5,100         5,100

   Cumulative Convertible Series B Preferred Stock,
    $1,000 stated value, 7.5% cumulative dividend,
    4,000 shares authorized, 3,250 shares issued and
    outstanding at December 31, 2009 and none at
    December 31, 2008.                                  3,250,000             -

   Common Stock, $.01 par value, 75,000,000 shares
    authorized; 35,277,480 and 34,474,515 shares
    issued and outstanding at December 31, 2009 and
    December 31, 2008, respectively.                      352,774       344,744

   Additional Paid-in Capital                           9,683,721    22,758,193

   Accumulated Deficit                                 (9,489,312)  (23,149,201)

   Deferred compensation                               (1,284,855)            -
                                                      ------------  ------------
        Total Stockholders' Equity (Deficit)            2,517,428       (41,164)
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $ 4,202,991   $   881,707
                                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                                        For the Year Ended    For the Year Ended
                                                        December 31, 2009     December 31, 2008
                                                        ------------------    ------------------

Net Revenues                                            $         499,172     $          10,335
Cost of Sales                                                     200,619                     -
                                                        ------------------    ------------------
Gross Profit                                                      298,553                10,335
                                                        ------------------    ------------------
Costs and Expenses:
-------------------
   Professional Fees                                              577,869             1,090,021
   Other General and Administrative Expenses                    1,370,871             1,248,225
   Impairment on Investment, Research and Development             902,500                     -
   Management and Consulting Fees                             (17,458,605)           20,400,000
                                                        ------------------    ------------------
          Total Costs and Expenses                            (14,607,365)           22,738,246
                                                        ------------------    ------------------
Income (Loss) from Operations                                  14,905,918           (22,727,911)
                                                        ------------------    ------------------

Other Income (Expenses):
------------------------
   Financing Costs                                                      -               (14,444)
   Loss of investment- restricted                              (1,238,656)                    -
   Interest Income                                                  2,109                     -
   Interest Expense                                                (9,482)               (3,224)
                                                        ------------------    ------------------
          Total Other Expense                                  (1,246,029)              (17,668)
                                                        ------------------    ------------------
Net Income (Loss)                                       $      13,659,889     $     (22,745,579)
                                                        ==================    ==================

Income (Loss) attributable to common stockholders
     Net Income (Loss)                                  $      13,659,889     $     (22,745,579)
     Preferred stock dividend                                     205,685                90,667
                                                        ------------------    ------------------
     Income (Loss) attributable to common stockholders  $      13,454,204     $     (22,836,246)
                                                        ==================    ==================

Net Income (Loss) per Common Share - Basic              $            0.39     $           (0.66)
                                                        ==================    ==================
Net Income (Loss) per Common Share - Diluted            $            0.37     $           (0.66)
                                                        ==================    ==================
Weighted Average Common Shares Outstanding - Basic             34,864,011            34,391,534
                                                        ==================    ==================
Weighted Average Common Shares Outstanding - Diluted           36,024,011            34,391,534
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

                       TOMI Environmental Solutions, Inc.
                       ----------------------------------
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           --------------------------------------------------------
          For the YearS Ended December 31, 2009 and December 31, 2008
          -----------------------------------------------------------

                        SERIES A           SERIES B
                    PREFERRED STOCK    PREFERRED STOCK        COMMON STOCK      ADDITIONAL                  DEFERRED
                 --------------------- ----------------- ---------------------   PAID-IN     ACCUMULATED     STOCK
                 SHARES      AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT    CAPITAL       DEFICIT    COMPENSATION     TOTAL
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Balance -
12/31/2007             - $          -       - $        - 34,940,437  $349,404  $    29,900  $   (403,622) $         -  $    (24,318)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Return of
Common Stock in
Connection with
Reverse
Acquisition            -            -       -          -    (42,475)     (425)         425             -            -             -
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$.20 per share         -            -       -          -  3,060,000    30,600      581,400             -            -       612,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$.50 per share         -            -       -          -    100,000     1,000       49,000             -            -        50,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$.90 per share         -            -       -          -    971,553     9,715      864,685             -            -       874,400
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to a
Private
Placement @
$1.00 per share        -            -       -          -     25,000       250       24,750             -            -        25,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
for services @
$2.00 per share        -            -       -          -    420,000     4,200      835,800             -            -       840,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
upon Conversion
of Convertible
Debt @ $.0125
per share              -            -       -          -  2,000,000    20,000        5,000             -            -        25,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Convertible
Preferred Stock
to Related Party
for Services
Rendered @ $.01
per share        510,000   12,750,000       -          -          -         -    7,650,000             -            -    20,400,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Repurchase and
Retirement of
Common Stock @
$.001 per share        -            -       -          - (7,000,000)  (70,000)      63,000             -            -        (7,000)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Dividends on
Cumulative
Convertible
Preferred Stock
as of 12/31/08         -            -       -          -          -         -      (90,667)            -            -       (90,667)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Net Loss for
the Period
January 1, 2008
to December
31, 2008               -            -       -          -          -         -            -   (22,745,579)           -   (22,745,579)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Balance -
12/31/2008       510,000 $ 12,750,000       -          - 34,474,515  $344,744  $10,103,293  $(23,149,201) $         -  $    (41,164)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock in
Lieu of Cash
Compensation	       -            -       -          -    162,965     1,630      418,196             -            -       419,826
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to
a Private
Placement @
$5.00 per share,
net of
offering cost	       -            -       -          -    350,000     3,500    1,546,500             -            -     1,550,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Common Stock
Pursuant to
a Private
Placement @
$2.00 per share	       -            -       -          -    100,000     1,000      199,000             -            -       200,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Issuance of
Convertible
Series B
Preferred Stock
@ $1,000
per share              -            -   3,250  3,250,000          -         -            -             -            -     3,250,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Dividends on
Cumulative
Convertible
Series B
Preferred Stock        -            -       -          -          -         -     (205,685)            -            -      (205,685)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Reversal of
dividends              -            -       -          -          -         -       90,667             -            -        90,667
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Deferred
Compensation           -            -       -          -          -         -    2,138,808             -   (2,138,808)            -
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Amortization of
Deferred
Compensation           -            -       -          -          -         -            -             -      853,953       853,953
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Forgiveness of
Compensation           -            -       -          -          -         -      150,000             -            -       150,000
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Common Stock
Issued to
Acquire LLC
Interest               -            -       -          -    190,000     1,900      900,600             -            -       902,500
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Change of Par
Value for
Series A
Preferred stock
from $25 per
share to $.01
per share              -  (12,744,900)      -          -          -         -   (5,567,658)            -            -   (18,312,558)
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Net Income             -            -       -          -          -         -            -    13,659,889            -    13,659,889
---------------- ------- ------------- ------ ---------- ----------- --------- ------------ ------------- ------------ -------------
Balance -
12/31/2009       510,000 $      5,100   3,250 $3,250,000 35,277,480  $352,774  $ 9,683,721  $ (9,489,312) $(1,284,855) $  2,517,428
================ ======= ============= ====== ========== =========== ========= ============ ============= ============ =============

The accompanying notes are an integral part of these consolidated financial statements.

                                    PART III

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


TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 28, 2010
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 28, 2010
By: /s/ Halden Shane
---------------------------
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer


Date: May 28, 2010
By: /s/Richard Johnson
---------------------------
Richard Johnson
Secretary and Director


Date: May 28, 2010
By: /s/Willie Brown, Jr.
---------------------------
Willie Brown, Jr.
Director


Date: May 28, 2010
By: /s/Harold W. Paul
---------------------------
Harold W. Paul
Director