Form 10-Q
period 2010-06-30
TOMI Environmental Solutions, Inc.
filed 2010-08-23
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2010

                                      or

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

As of August 1, 2010 had 35,053,480 shares of common stock outstanding.

        FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED June 30, 2010

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

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      TOMI Environmental Solutions, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                               June 30, 2010       December 31, 2009
                                                             ------------------    -----------------
                                                                (Unaudited)
                           ASSETS
                           ------
Current Assets:
---------------
   Cash and Cash Equivalents                                 $           2,883     $         13,126
   Investments - Restricted                                                  -            3,563,062
   Accounts Receivable                                                   8,020               11,660
   Notes Receivable - net of reserve of $95,000 at June 30, 2010             -               75,000
   Deferred Cost                                                             -              122,576
   Prepaid & Other Current Assets                                       43,363                2,751
                                                             ------------------    -----------------
        Total Current Assets                                            54,266            3,788,175
                                                             ------------------    -----------------
Property and Equipment - net                                           145,804              306,633
                                                             ------------------    -----------------
Other Assets:
-------------
   Intangible Assets, net                                               97,212              102,767
   Security Deposits                                                     5,416                5,416
                                                             ------------------    -----------------
        Total Other Assets                                             102,628              108,183
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $         302,698     $      4,202,991
                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses                     $         210,701     $        118,124
   Accrued Officers Compensation                                       988,209              827,868
   Loans Payable                                                        17,500                    -
   Notes Payable - Current Portion                                      23,727               45,896
   Convertible Notes Payable, net of discounts of
    $57,364 and $-0-, respectively                                      37,636                    -
   Derivative Liability Related to Convertible Notes                   112,483                    -
   Obligations to be Settled through Issuance of Common Stock          250,000              268,500
   Deferred Revenue                                                          -              199,022
   Dividends Payable on Preferred Convertible Stock                          -              205,685
                                                             ------------------    -----------------
        Total Current Liabilities                                    1,640,256            1,665,095

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other                          6,303               20,468
                                                             ------------------    -----------------
        Total Liabilities                                            1,646,559            1,685,563
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                -                    -

Stockholders' Equity (Deficiency):
----------------------------------

   Cumulative Convertible Series A Preferred Stock,
   $0.01 par value, 1,000,000 shares authorized,
   510,000 shares issued and outstanding at
   June 30, 2010 and December 31, 2009.                                  5,100                5,100

   Cumulative Convertible Series B Preferred Stock,
   $1,000 stated value, 7.5% cumulative dividend,
   4,000 shares authorized, none issued and outstanding
   at June 30, 2010 and 3,250 shares issued and
   outstanding at December 31, 2009.                                         -            3,250,000

   Common Stock, $.01 par value, 75,000,000 shares
   authorized; 35,045,480 and 35,277,480 shares
   issued and outstanding at June 30, 2010 and
   December 31, 2009, respectively.                                    350,454              352,774

   Additional Paid-in Capital                                        9,653,844            9,683,721

   Accumulated Deficit                                             (10,694,607)          (9,489,312)

   Deferred compensation                                              (658,652)          (1,284,855)
                                                             ------------------    -----------------
        Total Stockholders' Equity (Deficiency)                     (1,343,861)            2,517,428
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $         302,698     $      4,202,991
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        2

                      TOMI Environmental Solutions, Inc.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                       For the          For the          For the Six      For the Six
                                                       Quarter Ended    Quarter Ended    Months Ended     Months Ended
                                                       June 30, 2010    June 30, 2009 	 June 30, 2010    June 30, 2009
                                                       --------------   --------------   --------------   --------------
Net Revenues                                           $      17,978    $     212,697    $     289,023    $     218,587
Cost of Sales                                                    535           40,696          128,421           40,696
                                                       --------------   --------------   --------------   --------------
Gross Profit                                                  17,443          172,001          160,602          177,891
                                                       --------------   --------------   --------------   --------------

Costs and Expenses:
-------------------
   Professional Fees                                         101,662           57,532          141,678          536,207
   Other General and Administrative Expenses                 328,877          384,929          601,236          684,276
   Management and Consulting Fees                            302,932          284,651          569,302      (18,027,907)
                                                       --------------   --------------   --------------   --------------
      Total Costs and Expenses                               733,471          727,112        1,312,216      (16,807,424)
                                                       --------------   --------------   --------------   --------------

Income (Loss) from Operations                               (716,028)         555,111       (1,151,614)      16,985,315
                                                       --------------   --------------   --------------   --------------

Other Income (Expenses):
------------------------
   Other Income (expense)                                    (61,457)               -            5,909                -
   Change in fair market value of derivative liability       (55,120)               -          (55,120)               -
   Interest income                                                 -	          980	             -            1,516
   Interest expense                                           (2,096)          (2,516)	        (4,470)          (5,251)
                                                       --------------   --------------   --------------   --------------
      Total Other Income (Expense)                          (118,673)          (1,536)         (53,681)          (3,735)
                                                       --------------   --------------   --------------   --------------
Net Income (Loss)                                      $    (834,701)   $    (556,647)   $  (1,205,295)   $  16,981,580
                                                       ==============   ==============   ==============   ==============

Income (Loss) attributable to common stockholders
   Net Income (Loss)                                   $    (834,701)   $    (556,647)   $  (1,205,295)   $  16,981,580
   Preferred stock dividend                                        -           60,770                -           82,808
                                                       --------------   --------------   --------------   --------------
   Income (Loss) atributable to common stockholders    $    (834,701)   $    (617,417)   $  (1,205,295)   $  16,898,772
                                                       ==============   ==============   ==============   ==============

Net Income (Loss) per Common Share - Basic             $       (0.02)   $       (0.02) 	 $       (0.03)   $        0.49
                                                       ==============   ==============   ==============   ==============
Net Income (Loss) per Common Share - Diluted           $           -    $           -	 $           -    $        0.47
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Basic        34,915,865       34,870,268       35,058,381       34,699,667
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Diluted               -                -                -       35,859,667
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

                                        3

                      TOMI Environmental Solutions, Inc.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Six      For the Six
                                                                            Months Ended     Months Ended
                                                                           June 30, 2010    June 30, 2009
                                                                           --------------   --------------
OPERATING ACTIVITIES
--------------------

    Net Income (Loss)                                                      $  (1,205,295)   $  16,981,580

     Adjustments to reconcile net income (loss) to net
      cash (used) by operating activities:
         Depreciation and Amortization                                            52,333           44,576
         Bad Debt Expense                                                        100,870                -
         Common and Preferred Stock Issued for Services                           34,245          300,745
         Amortization of Deferred Compensation                                   626,203          284,651
         Change in Fair Value of Derivative Liability                             55,120                -
         Management and Consulting Fees                                                -      (18,312,558)
         Gain on Sale of Property and Equipment                                   (5,919)               -
     Changes in Operating Assets and Liabilities:
         (Increase) in Security Deposits                                               -              (10)
         (Increase) Decrease in Accounts Receivable                               (2,230)         (44,738)
         Decrease in Prepaids and Other Current Assets                           122,899	    5,036
         (Decrease) in Obligations to Issue Common Stock                         (18,500)               -
         Increase in Accounts Payable and Accrued Liabilities                    252,918          439,080
         (Decrease) in Deferred Revenue                                         (199,022)               -
                                                                           --------------   --------------
    Net Cash (Used) in Operating Activities                                     (186,378)        (301,638)
                                                                           --------------   --------------

INVESTING ACTIVITIES
--------------------
         Purchase of Investments                                                       -       (3,250,000)
         Proceeds from Liquidatiion of Investments                             3,563,062                -
         Capital Expenditures                                                     (2,060)         (11,339)
         Proceeds from Sale of Property and Equipment                            122,030                -
                                                                           --------------   --------------
    Net Cash Provided by (Used) in Investing Activities                        3,683,032       (3,261,339)
                                                                           --------------   --------------
FINANCING ACTIVITIES
--------------------
         Proceeds from the Sale of Common Stock                                        -        1,750,000
         Proceeds from the Sale of Series B Preferred Stock                            -        3,250,000
         Expense of Private Placement                                                  -         (200,000)
         Redemption of Series B Preferred Stock                               (3,250,000)               -
         Redemption of Common Stock                                             (313,063)               -
         Payment for Notes Receivable                                            (20,000)               -
         Proceeds from Loan Payables                                              17,500                -
         Proceeds from Convertible Notes Payable                                  95,000                -
         Payments of Notes Payable                                               (36,334)         (21,438)
                                                                           --------------   --------------
    Net Cash Provided by Financing Activities                                 (3,506,897)       4,778,562
                                                                           --------------   --------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (10,243)       1,215,585
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   13,126          367,697
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $       2,883    $   1,583,282
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

                                        4

                      TOMI Environmental Solutions, Inc.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Six          For the Six
                                                                            Months Ended          Months Ended
                                                                            June 30, 2010         June 30, 2009
                                                                         -------------------   -------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:

     Interest expense                                                    $            2,097    $            5,251
                                                                         ===================   ===================
     Income taxes                                                        $                -    $                -
                                                                         ===================   ===================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

     Non Cash Financing Activities:

          Issuance of Common Stock for payment of accounts payable       $                -    $           46,670
                                                                         ===================   ===================

          Dividends payable on preferred stock - Series B                $           60,102    $           82,808
                                                                         ===================   ===================

          Discount on Convertible Debt                                   $           57,364    $                -
                                                                         ===================   ===================

          Common Stock issued for prepaid consulting fees                $           40,935    $                -
                                                                         ===================   ===================

          Reversal of dividends payable on preferred stock - Series B    $          265,787    $                -
                                                                         ===================   ===================

          Reversal of dividends payable on preferred stock - Series A    $                -    $           90,667
                                                                         ===================   ===================

          Change in stated value on preferred stock - Series A           $                -    $       12,744,900
                                                                         ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                       TOMI Environmental Solutions, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (the "Company" or "TOMI ") A Global Green Infectious Disease Control and Air Remediation Company providing energy-efficient environmental solutions for indoor air remediation through training, licensing, certification and sales of our premier platform of UV Ozone generation, Hydrogen peroxide misters and UVGI ,products and technologies.

Our focus to combat Hospital infection control was recently enhanced with the addition of a newly developed line of fixed or built in, portable and back-pack units of technology utilizing hydrogen peroxide misting for the cost effective method to control the spread of disease and the protection against bio-terrorism of our and other countries borders.

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The Company had limited revenues during the year ended December 31, 2009 and during the six months ended June 30, 2010. The Company has not been able to generate positive cash from operations for the years ended December 31, 2009 and 2008 and six months ended June 30, 2010. In addition, at June 30, 2010 the Company has a negative working capital of $1,585,990 and stockholder deficiency of $1,343,861. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation
---------------------

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


Income (Loss) Per Share
-----------------------

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income
(loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three and six months ended June 30, 2010 and three months ended June 30, 2009, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding (convertible Series of stock, options and warrants and convertible debt) would be anti-dilutive and has therefore, been excluded from the computation. For the six months ended June 30, 2009, diluted earnings per common stock was calculated after consideration of common stock equivalents. For the three and six months ended June 30, 2010, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares). For the six months ended June 30, 2010 there were common stock equivalent of 1,585,094 shares related to the convertible debt. For the three and six months ended
June 30, 2009, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares
for every preferred share (650,000 common shares).    The common stock issued
and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

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


New Accounting Pronouncements
-----------------------------

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


NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                       June 30, 2010         December 31, 2009
                                    ------------------       -----------------
                                        (Unaudited)


     Furniture and fixture          $          18,937        $         16,877
     Equipment                                102,868                 188,734
     Vehicles                                 132,055                 219,766
                                    ------------------       -----------------
                                              253,860                 425,377
     Less: Accumulated depreciation           108,056                 118,744
                                    ------------------       -----------------
                                    $         145,804        $        306,633
                                    ==================       =================

Depreciation was $20,403 and $46,778 for the three and six months ended June 30, 2010, respectively, and $23,589 and $44,576 for the three and six months ended June 30, 2009, respectively.

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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,778 and $5,556 during the three and six months ended
June 30, 2010.   These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of June 30, 2010 there was no impairment.


NOTE 5: DEBT

Notes Payables
--------------

The Company finances three field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. The remaining notes payable amount will mature through 2012 as follows: 2010 - $15,176, 2011 - $12,696, 2012 - $2,158. Each note is secured by the vehicle acquired.

                                       June 30, 2010         December 31, 2009
                                    ------------------       -----------------
                                        (Unaudited)


     Total Vehicle Notes            $         30,030         $         66,364
     Less: Current Portion                    23,727                   45,896
                                    ------------------       -----------------
     Long term Portion              $          6,303         $         20,468
                                    ==================       =================

Convertible Notes Payable
-------------------------

On April 26, 2010, the Company issued a convertible note payable in the amount of $60,000 due nine months after issuance and bearing an interest rate of 8% per annum. The note is convertible to common stock at the option of the holder based on a variable conversion price specified as the 42% discount of the average three lowest trading price of the Company's stock during the prior ten trading days ending prior to the day of conversion notice. In the event of default, interest becomes 22% annum and the note is immediately due at an amount of 150% of outstanding principal and unpaid interest. A discount of $32,832 and a derivative liability of $71,042 have been recorded at June 30, 2010 pertaining to this note payable. The Company has reserved 2,803,738 common shares under the promissory note pursuant to the terms of the agreement as of June 30, 2010.

On May 17, 2010, the Company negotiated a convertible note payable in the amount of $35,000 due nine months after issuance and bearing an interest rate of 8% per annum. The note is convertible to common stock at the option of the holder based on a variable conversion price specified as the 42% discount of the average three lowest trading price of the Company's stock during the prior ten trading days ending prior to the day of conversion notice. In the event of default, interest becomes 22% annum and the note is immediately due at an amount of 150% of outstanding principal and unpaid interest. A discount of $24,532 and a derivative liability of $41,141 have been recorded at June 30, 2010 pertaining to this note payable. The Company has reserved 1,635,514 common shares under the promissory notes pursuant to the terms of the agreement as of June 30, 2010.

The Company paid expenses totalling $5,500 in connection with the two notes. The notes also have provisions relating to conversion price adjustments relating to the happening of certain events.


Loans Payable
-------------

Loans totaling $17,500 (which includes a loan in the amount of $9,000 from the Company's CEO) with an imputed interest rate of 8% were advanced to the Company as of June 30, 2010 and are payable on demand.


NOTE 6:  SHAREHOLDERS' EQUITY

On April 13, 2010, the Company's Board of Directors rescinded the transaction entered into in February 2009 with Taurus Global Opportunity Fund, canceled 3,250 shares of the Series B stock and 350,000 common shares and paid the holders $3,563,062 from the proceeds of the restricted investment. The accrued dividends on the Series B stopped upon the effective date of the cancellation of the agreement on April 13, 2010 and the accrued dividend of $265,787 was reversed into additional paid in capital.

The Company issued a total of 318,000 common shares valued at $115,180 for consulting services during the three months ended June 30, 2010. Deferred compensation of $40,935 has been recorded for these common shares as of June 30, 2010.

On May 13, 2010, shares totaling 200,000 valued at $40,000 originally issued during the year 2008 for consulting services was rescinded and cancelled. The value of the common shares was recorded as an offset to consulting expenses during the quarter ended June 30, 2010.

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of June 30, 2010, the Company has accrued $988,209 for unpaid wages under the employment agreement.

On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital. On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company's common stock,
valued at $146,250, to Dr. Halden Shane.   The common shares were valued based
on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at September 30, 2009. During the three and six months ended June 30, 2010, $18,281 and $56,901 of the deferred compensation had been amortized and deferred compensation is $89,349 at June 30, 2010.

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

The Company's Board of Directors' amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. At June 30, 2010, the Company has deferred compensation of $658,652 related to the vesting feature and this deferred amount will be amortized over the remaining periods. Amortization of deferred compensation was $302,932 and $626,303 for the three and six months ended June 30, 2010. The fair value was determined using the price of the stock on the date the board approved the
amendment to the agreement.   All share and per share data have been
retroactively adjusted to reflect the recapitalization.


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.


NOTE 8: NOTES RECEIVABLES

The Company is the holder of two promissory notes with Advanced Disinfectant Technologies ("Adtec") in the amount of $75,000 and $20,000 on November 23, 2009 and February 2010. The first note is due on or before November 30, 2010 and the second note is due on or before February 2011. The notes bear interest of 8% per annum. In the event of default, the Company is entitled to receive seven foggers at no charge or to deduct any unpaid amounts from the acquisition of the remaining 81% of Adtec. During the second quarter of 2010, the Company fully reserved these notes receivable and recorded bad debts expense of $95,000.


NOTE 9: SUBSEQUENT EVENTS

The Company cancelled its agreement with Adtec in July 2010. On October 12, 2009, the Company had purchased 19% of the issued and outstanding member interests of Adtec for 190,000 shares of the Company's common stock. In August 2010, the related common shares were returned to the Company and the Company relinquished its interest in Adtec.

In July 2010, the Company established a Singapore subsidiary with an ownership interest of 55% and began operations in Singapore.

In August 2010, the Company issued 2,500,000 shares of it's common stock to the CEO, Dr. Halden Shane as consideration for $150,000 in accrued compensation.

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

Overview of the Business
------------------------

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (the "Company" or "TOMI ") A Global Green Infectious Disease Control and Air Remediation Company providing state of the art technology and energy-efficient environmental solutions for indoor air remediation through training , licensing, certification and sales of our premier platform of UV Ozone generation, Hydrogen peroxide misters and UVGI products and technologies. Our focus to combat hospital infection control was recently enhanced with the addition of a newly developed line of fixed or built in, portable and back-pack units of technology utilizing hydrogen peroxide misting for the cost effective method to control the spread of disease and the protection against bio-terrorism of our and other countries borders.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms single homes, multi-unit residences and schools. Our products and services have also been used in restaurant and laundry applications and can also be used for water treatment in agriculture, meat processing plants and dairies.

We commenced our planned principal operations in the second quarter of 2009 and since 2008 we began to implement our business plan by acquiring for cash both the intellectual property and methodology that forms the basis of our UV ozone, Hydrogen Peroxide Mister and our UVGI treatment system that is at the core of our plan. We have also opened three service hubs around the country in California, New York/New Jersey, and with service vans and certified, trained personnel and we expect to continue the expansion of our facilities.

During the first quarter of 2010 the company completed the sale of its equipment to its licensee partner in New Your City and its alliance partner Rolyn in Rockville, Maryland. The company also successfully trained approximately 43 technicians for those respective companies.

During the second quarter of 2009, the Company exited the status of development stage enterprise because the Company commenced its planned principal operations and because the Company earned revenues during the quarter ended June 30, 2009.

Business Outlook
----------------

TOMI's business growth strategy is to be " The Global Green Leader in Infectious Disease Control and Air Remediation" by developing and acquiring a premier platform of UV Ozone generation services, Hydrogen Peroxide Misters and UVGI products and technologies. We also strive to generate top-notch research on other air remediation solutions including hydroxyl radicals and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief. We continue to pursue complementary businesses in manufacturing ozone-related products, testing labs and other indoor air treatment and maintenance products.

During the 2nd quarter of 2009, TOMI started recognizing revenue related to a commercial project that was completed during the 3rd quarter of 2009. This revenue relates to our commercial division and is a highly attractive business for the Company. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the future.

During the 3rd quarter of 2010, TOMI formed its first foreign subsidiary in Singapore. TOMI Environmental Solutions-Singapore and has received its first order recently from COSEM which is a Safety & Security Services Pte. Ltd and a wholly owned subsidiary company of the Co-operative of SCDF Employees Ltd. It is managed and staffed by experienced ex-employees of the Singapore Civil Defense Force (SCDF) . The new Singapore subsidiary, which is majority owned by the Company, will feature an array of experienced individuals with specific knowledge of the customers, business climate, and state-owned industries that understand the urgent need to have clean air and control any outbreaks of infectious disease. Management believes that these contacts will foster critical relationships and convince more customers that TOMI Environmental Solutions will improve homeland security and infectious disease control within any indoor environment.

Also during the 3rd quarter of 2010 ,TOMI rescinded its stock purchase agreement with Adtec and reversed its 19 percent holding in AdTec due to a patient infringement law suit from a major U.S. defense contractor that raised serious legal issues as the ownership of the intellectual property upon which Adtec's product was based. TOMI has received its stock back.


Critical Accounting Policies and Estimates
------------------------------------------

Refer to our Form 10-K filed with SEC on April 15, 2010.


New Accounting Pronouncements
-----------------------------

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


Results of Operations for the Three and Six Months June 30, 2010 Compared to the
--------------------------------------------------------------------------------
Three and Six Months Ended June 30, 2009:
-----------------------------------------

We began our planned principal operations during the second quarter of 2009. Revenue for the three and six months ended June 30, 2010 totaled $17,978 and $289,023, respectively. Revenue for the three and six months ended June 30, 2009 totaled $212,697 and $218,587. The decrease in revenue for the three and six months ended June 30, 2010 when compared to the prior comparable period is due to a change in the company's business strategy to licensing its products to third parties and receiving royalty income rather than providing direct service.

Net loss for the three and six months ended June 30, 2010 totaled $834,701 and $1,205,275, respectively. Net loss (income) for the three and six months ended June 30, 2009 totaled $556,647 and ($16,981,580), respectively. The net income for the six months ended June 30, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of approximately $18,000,000. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. Professional and consulting fees include legal, accounting and consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.


Liquidity and Capital Resources
-------------------------------

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an immediate and urgent need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

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


Off-Balance Sheet Arrangements
------------------------------

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.


ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended June 30, 2010.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended June 30, 2010.



                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

In August, 2010 the Company settled a lawsuit with a former consultant seeking $60,000 and 200,000 common shares for an aggregate of 400,000 shares subject to certain restrictions and lockup provisions and no cash consideration. The Company has recorded the settlement at a value of $24,000.


ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 31, 2009.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 26, 2010, the Company executed a Secured Convertible Notes Payable in the amount of $60,000. The note bears interest of 8% and is convertible to common shares. The Company has reserved 2,803,738 common shares under the promissory note pursuant to the terms of the agreement.

On May 17, 2010, the Company executed a Secured Convertible Notes Payable in the amount of $35,000. The note bears interest of 8% and is convertible to common shares. The Company has reserved 1,635,514 common shares under the promissory note pursuant to the terms of the agreement.

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


Date: August 23, 2010

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer