Form 10-Q
period 2010-09-30
TOMI Environmental Solutions, Inc.
filed 2010-11-16
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2010

                                      or

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

As of November 15, 2010 had 41,698,717 shares of common stock outstanding.

     FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2010

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                               2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               15

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        19

   ITEM 4.  CONTROLS AND PROCEDURES                                           20


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                 20

   ITEM 1A. RISK FACTORS                                                      20

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       21

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   21

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

   ITEM 5.  OTHER INFORMATION                                                 21

   ITEM 6.  EXHIBITS                                                          22

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      TOMI Environmental Solutions, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                Sept 30, 2010      December 31, 2009
                                                             ------------------    -----------------
                                                                 (Unaudited)
                           ASSETS
                           ------
Current Assets:
---------------
   Cash and Cash Equivalents                                 $               -     $         13,126
   Investments - Restricted, at cost                                         -            3,563,062
   Accounts Receivable                                                       -               11,660
   Notes Receivable, net of reserve of $95,000
     at September 30, 2010                                                   -               75,000
   Deferred Cost                                                             -              122,576
   Prepaids & Other Current Assets                                       2,862                2,751
                                                             ------------------    -----------------
        Total Current Assets                                             2,862            3,788,175
                                                             ------------------    -----------------
Property and Equipment - net                                           123,418              306,633
                                                             ------------------    -----------------
Other Assets:
-------------
   Intangible Assets, net                                               94,434              102,767
   Security Deposits                                                     5,416                5,416
                                                             ------------------    -----------------
        Total Other Assets                                              99,850              108,183
                                                             ------------------    -----------------
TOTAL ASSETS                                                 $         226,130     $      4,202,991
                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
--------------------
   Accounts Payable and Accrued Expenses                     $         148,336     $        118,124
   Bank Overdraft                                                        1,953                    -
   Accrued Officers Compensation                                       952,239              827,868
   Loan Payables                                                        44,245                    -
   Notes Payable - Current Portion                                      13,940               45,896
   Convertible Notes Payable, net of $42,129 and
     $-0-, respectively                                                 52,871                    -
   Derivative Liability Related to Convertible Notes                    46,155                    -
   Obligations to be Settled through Issuance of Common Stock          250,000              268,500
   Deferred Revenue                                                          -              199,022
   Dividends Payable on Preferred Convertible Stock                          -              205,685
                                                             ------------------    -----------------
        Total Current Liabilities                                    1,509,739            1,665,095

Long-term Liabilities:
----------------------
   Non-Current Portion of Notes Payable - Other                          4,258               20,468
                                                             ------------------    -----------------
        Total Liabilities                                            1,513,997            1,685,563
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES                                                -                    -

Stockholders' Equity (Deficiency):
----------------------------------

   Cumulative Convertible Series A Preferred Stock,
     $0.01 par value, 1,000,000 shares authorized,
     510,000 shares issued and outstanding at September
     30, 2010 and December 31, 2009.                                     5,100               5,100
   Cumulative Convertible Series B Preferred Stock,
     $1,000 stated value, 7.5% cumulative dividend,
     4,000 shares authorized, none issued and outstanding
     at September 30, 2010 and 3,250 shares issued and
     outstanding at September 30, 2009, respectively.                        -            3,250,000
   Common Stock, $.01 par value, 75,000,000 shares
     authorized; 41,521,202 and 35,277,480 shares
     issued and outstanding at September 30, 2010 and
     December 31, 2009, respectively.                                  415,139              352,774
   Additional Paid-in Capital                                        9,130,498            9,683,721
   Accumulated Deficit                                             (10,488,750)          (9,489,312)
   Deferred compensation                                              (355,719)          (1,284,855)
   Accumulated Other Comprehensive Income                                  438                    -
                                                             ------------------    -----------------
   Total TOMI Environmental Solutions, Inc. Shareholders'
     (Deficency) Equity                                             (1,293,294)           2,517,428
   Non-Controlling Interest                                              5,427                    -
                                                             ------------------    -----------------
        Total Stockholders' Equity (Deficiency)                     (1,287,867)           2,517,428
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $         226,130     $      4,202,991
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        2

                      TOMI Environmental Solutions, Inc.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                            For the          For the
                                                           For the          For the       Nine Months       Nine Months
                                                        Quarter Ended    Quarter Ended       Ended            Ended
                                                        Sept 30, 2010    Sept 30, 2009    Sept 30, 2010    Sept 30, 2009
                                                       --------------   --------------   --------------   --------------
Net Revenues                                           $      16,267    $      218,176   $     305,277    $     427,562
Cost of Sales                                                  1,168            54,586         129,576          113,689
                                                       --------------   --------------   --------------   --------------
Gross Profit                                                  15,099           163,590         175,701          313,873
                                                       --------------   --------------   --------------   --------------

Costs and Expenses:
-------------------
   Professional Fees                                         123,249           46,984          197,819          583,099
   Other General and Administrative Expenses                 296,255          225,568          946,318          882,326
   Rescission of Acquisition and Related
     Research and Development Expense                       (902,500)               -         (902,500)               -
   Management and Consulting Fees                            302,932          284,651          890,515      (17,743,256)
                                                       --------------   --------------   --------------   --------------
      Total Costs and Expenses                              (180,064)         557,203        1,132,152      (16,277,831)
                                                       --------------   --------------   --------------   --------------

Income (Loss) from Operations                                195,163         (393,613)        (956,451)      16,591,704
                                                       --------------   --------------   --------------   --------------

Other Income (Expenses):
------------------------
   Other Income (Expense)                                          -                -            5,909                -
   Change in Fair Market Value of Derivative Liability        66,329                -           11,209                -
   Interest Income                                    	           -              593                -            2,109
   Amortization of Debt Discount                             (52,870)               -          (52,870)               -
   Interest Expense                                             (614)          (2,310)          (5,084)          (7,561)
                                                       --------------   --------------   --------------   --------------
      Total Other Income (Expenses)                           12,845           (1,717)         (40,836)          (5,452)
                                                       --------------   --------------   --------------   --------------
Net Income (Loss)                                      $     208,008    $    (395,330)   $    (997,287)   $  16,586,252
                                                       ==============   ==============   ==============   ==============

Income (Loss) attributable to common stockholders
   Net Income (Loss)                                   $     208,008    $    (395,330)   $    (997,287)   $  16,586,252
   Preferred stock dividend                                        -           61,483                -          144,247
                                                       --------------   --------------   --------------   --------------
   Income (Loss) Atributable to Common Stockholders
     Before Non-Controlling Interest                   $     208,008    $    (456,813)   $    (997,287)   $  16,442,005
                                                       ==============   ==============   ==============   ==============
Income Attributable to Non-Controlling Interest        $      (2,151)   $           -    $      (2,151)   $           -
                                                       ==============   ==============   ==============   ==============
   Net Income (Loss) Atributable to the Company        $     205,857    $    (456,813)   $    (999,438)   $  16,442,005
                                                       ==============   ==============   ==============   ==============
Net Income (Loss) per Common Share - Basic             $       (0.01)   $       (0.01)   $       (0.03)   $        0.47
                                                       ==============   ==============   ==============   ==============
Net Income (Loss) per Common Share - Diluted           $       (0.01)   $       (0.01)   $       (0.03)   $        0.46
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Basic        37,622,945       34,870,268       37,622,945       34,765,150
                                                       ==============   ==============   ==============   ==============
Weighted Average Common Shares Outstanding - Diluted      39,718,039       34,870,268       37,622,945       35,925,150
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

                                        3

                      TOMI Environmental Solutions, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Nine     For the Nine
                                                                            Months Ended     Months Ended
                                                                            Sept 30, 2010    Sept 30, 2009
                                                                           --------------   --------------
OPERATING ACTIVITIES
--------------------

    Net Income (Loss) Attributable to the Company                          $    (999,438)   $  16,586,252
    Less: Net earnings attributable to noncontrolling interests                    2,151                -
                                                                           --------------   --------------
    Net Income (Loss)                                                      $    (997,287)   $  16,586,252

    Adjustments to reconcile net income (loss) to net
      cash (used) by operating activities:
         Depreciation and amortization                                            77,497           69,177
         Bad Debt Expense                                                        100,870                -
         Amortization of Debt Discount                                            52,870                -
         Common and Preferred Stock Issued for Services                          241,868          300,655
         Amortization of Deferred Compensation                                   929,235          569,302
         Change in Fair Value of Derivative Liability                            (11,208)               -
         Rescission of Research and Development Technology                      (902,500)               -
         Management and Consulting Fees                                                -      (18,312,558)
         Gain on Sale of Property and Equipment                                   (5,919)               -

     Changes in Operating Assets and Liabilities:
         (Increase) in Security deposits                                               -             (876)
         (Increase) Decrease in Accounts Receivable                                5,790         (151,292)
         Decrease in Prepaids and other current assets                           122,899           10,163
         (Decrease) in Obligations paid through Issuance of Common Stock         (18,500)               -
         Increase in Accounts Payable and Accrued Liabilities                    324,233          612,908
         (Decrease) in Deferred Revenue                                         (199,022)               -
                                                                           --------------   --------------
    Net Cash (Used) in Operating Activities                                    (279,174)         (316,269)
                                                                           --------------   --------------

INVESTING ACTIVITIES
--------------------
         Purchase of Investments                                                       -       (3,250,000)
         Proceeds from Liquidation of Investments                              3,563,062                -
         Capital Expenditures                                                     (2,060)         (20,442)
         Proceeds from Sale of Property and Equipment                            122,030                -
                                                                           --------------   --------------
    Net Cash (Used) in Investing activities                                    3,683,032       (3,270,442)
                                                                           --------------   --------------
FINANCING ACTIVITIES
--------------------

     Proceeds from the Sale of Common Stock                                       75,000        1,750,000
     Proceeds from the Sale of Series B Preferred Stock                                -        3,250,000
     Expense of Private Placement                                                      -         (200,000)
     Redemption of Series B Preferred Stock                                   (3,250,000)               -
     Redemption of Common Stock                                                 (313,063)               -
     Payment for Notes Receivable                                                (20,000)               -
     Proceeds from Loan Payables                                                  51,745                -
     Payments for Loan Payables                                                   (7,500)               -
     Proceeds from Convertible Notes Payable                                      95,000                -
     Payments of Notes Payable                                                   (48,166)         (32,553)
                                                                           --------------   --------------
    Net Cash Provided by Financing Activities                                 (3,416,984)       4,767,447
                                                                           --------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (13,126)       1,180,736
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   13,126          367,697
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $           -    $   1,548,433
                                                                           ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      TOMI Environmental Solutions, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine Months   For the Nine Months
                                                                         Ended Sept 30, 2010   Ended Sept 30, 2009
                                                                         -------------------   -------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:

     Interest expense                                                    $            5,084    $            7,561
                                                                         ==================   ====================
     Income taxes                                                        $                -    $                -
                                                                         ===================   ===================
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
     Non Cash Financing Activities:

          Issuance of common stock for payment of accounts payable       $            6,000    $           46,670
                                                                         ===================   ===================
          Forgiveness of accrued Compensation to related party           $                -    $          150,000
                                                                         ===================   ===================
          Common stock issued for payment of accrued compensation to
            related party                                                $          275,000    $                -
                                                                         ===================   ===================
          Dividends payable on preferred stock - Series B                $           60,102    $          144,247
                                                                         ===================   ===================
          Derivative Liability                                           $           57,364    $                -
                                                                         ===================   ===================
          Discount on convertible debt                                   $           95,000    $                -
                                                                         ===================   ===================
          Reversal of dividends payable on preferred stock - Series B    $          265,787    $                -
                                                                         ===================   ===================
          Reversal of dividends payable on preferred stock - Series A    $                -    $          (90,667)
                                                                         ===================   ===================
          Change in stated value on preferred stock - Series A           $                -    $      (12,744,900)
                                                                         ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                       TOMI Environmental Solutions, Inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (the "Company" or "TOMI") is a global green surface - air decontamination and infectious disease control company provides energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide misters, Ultra-Violet Ozone generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our focus is to combat bacterial and viral outbreaks along with Hospital infection control was recently enhanced with the addition of a newly developed line of fixed or built in, mobile, and portable units of technology utilizing hydrogen peroxide misting for the cost effective method to control the spread of disease and the protection against bio-terrorism of our and other countries borders.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms, single family homes, multi-unit residences and schools. Our products and services have also been used in restaurant and laundry applications and can also be used for water treatment in agriculture, meat processing plants and dairies.

In July 2010, the Company established TOMI Environmental Solutions-Singapore Pte, Ltd. ("TOMI-Singapore"), a subsidiary with an ownership interest of 55% and began operations in Singapore.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2009 and during the nine months ended September 30, 2010. The Company has not been able to generate positive cash from operations for the years ended December 31, 2009 and nine months ended September 30, 2010. In addition, at September 30, 2010 the Company has a negative working capital of $1,506,877 and stockholders' deficiency of $1,287,867. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans on funding operations and liquidity needs from licensing arrangements, debt financing and sales of its common stock and notes convertible into common stock. There can be no assurance that additional funds required for continued operations during the next year or thereafter will be generated from our operations.

Should the Company seek additional funds from external sources such as debt or additional equity financings or other potential sources, there can be no assurance that such funds will be available on terms acceptable to the Company or that they will not have a significant dilutive effect on the Company's existing stockholders. The inability to generate cash flow from operations or to raise sufficient capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto which are included in the Form 10-K previously filed with the SEC on April 15, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI (a Florida Corporation) (Parent), its wholly owned subsidiary, The Ozone Man, Inc. (a Nevada Corporation) and its 55% owned subsidiary, TOMI-Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For the three months ended September 30, 2010 and the nine months ended September 30, 2009, diluted earnings per common stock was calculated after consideration of common stock equivalents. For the nine months ended September 30, 2010 and the three months ended September 30, 2009, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding (convertible Series of stock, options and warrants and convertible debt) would be anti-dilutive and has therefore, been excluded from the computation.

For the three and nine months ended September 30, 2010, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and common stock equivalent of 1,585,094 shares related to the convertible debt. For the three and nine months ended September 30, 2009, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares).

Revenue Recognition

For revenue from services and product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Comprehensive Income

Comprehensive income is calculated in accordance with ASC 220 "Comprehensive Income". ASC 220 requires the disclosure of all components of comprehensive income. As of September 30, 2010, comprehensive income relates to foreign currency translation adjustment for the third quarter of 2010 relating to the Company's Singapore subsidiary.

Foreign Currency Translation

Assets and liabilities of the Company's Singapore subsidiary are translated to US dollars using the current exchange rate for assets and liabilities. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

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


NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                    September 30, 2010       December 31, 2009
                                    ------------------       -----------------
                                        (Unaudited)
                                    ------------------

     Furniture and fixture          $          18,987        $         16,877
     Equipment                                102,868                 188,734
     Vehicles                                 132,055                 219,766
                                    ------------------       -----------------
                                              253,860                 425,377

     Less: Accumulated depreciation           130,442                 118,744
                                    ------------------       -----------------
                                    $         123,418        $        306,633
                                    ==================       =================

Depreciation was $22,385 and $69,163 for the three and nine months ended September 30, 2010, respectively, and $21,823 and $63,622 for the three and nine months ended September 30, 2009, respectively.

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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,778 and $8,334 during the three and nine months ended September 30, 2010, respectively, and $2,775 and $5,555 for the three and nine months ended September 30, 2009, respectively. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of September 30, 2010 there was no impairment.


NOTE 5: DEBT

Notes Payables

The Company finances three field service vehicles using notes with various terms that are recorded in the financial statements as notes payable. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and payable in monthly installments of $4,448 including principal and interest and due by March, 2012. The remaining notes payable amount will mature through 2012 as follows: 2010 - $7,963, 2011 - $8,077, 2012 - $2,158. Each note is secured by the vehicle acquired.

                                    September 30, 2010       December 31, 2009
                                    ------------------       -----------------
                                        (Unaudited)
                                    ------------------

     Total Vehicle Notes            $         18,198         $         66,364
     Less: Current Portion                    13,940                   45,896
                                    ------------------       -----------------
     Long term Portion              $          4,258         $         20,468
                                    ==================       =================

Convertible Notes Payable

On April 26, 2010, the Company issued a convertible note payable in the amount of $60,000 due nine months after issuance and bearing an interest rate of 8% per annum. The note is convertible to common stock at the option of the holder based on a variable conversion price specified as the 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice. In the event of default, interest becomes 22% annum and the note is immediately due at an amount of 150% of outstanding principal and unpaid interest. A discount of $60,000 and a derivative liability of $32,832 was recorded upon issuance of the note. Amortization of debt discount was $35,111 for the nine months ended September 30, 2010. The Company has reserved 2,803,738 common shares under the promissory note pursuant to the terms of the agreement as of September 30, 2010.

On May 17, 2010, the Company negotiated a convertible note payable in the amount of $35,000 due nine months after issuance and bearing an interest rate of 8% per annum. The note is convertible to common stock at the option of the holder based on a variable conversion price specified as the 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice. In the event of default, interest becomes 22% annum and the note is immediately due at an amount of 150% of outstanding principal and unpaid interest. A discount of $35,000 and a derivative liability of $24,532 was recorded upon issuance of the note. Amortization of debt discount was $17,759 for the nine months ended September 30, 2010. The Company has reserved 1,635,514 common shares under the promissory notes pursuant to the terms of the agreement as of September 30, 2010.

The Company paid expenses totaling $5,500 in connection with the two notes. The notes also have provisions relating to conversion price adjustments relating to the happening of certain events.

Loans Payable

Loans totaling $44,245 (which includes a loan in the amount of $35,245 from the Company's CEO) with an imputed interest rate of 8% were advanced to the Company as of September 30, 2010 and are payable on demand.


NOTE 6:  SHAREHOLDERS' EQUITY

During September 2010 and in a private transaction, the Company sold 1,875,000 restricted common shares to investors for $75,000 or $0.04 per share. In September 2010, the Company issued 1,550,722 common shares valued at $68,232 as payment for consulting services. In September 2010, 118,000 common shares valued at $60,180 were returned to a Company due to cancellation of a consulting agreement. In September 2010 the Company issued 150,000 common shares in consideration for a reduction of $6,000 of outstanding legal fees.

In August 2010 the Company issued 300,000 common shares valued at $12,000 for settlement of a law suit. In August 2010 the company also issued 550,000 common shares valued at $34,000 as payment to various consultants for services.

On October 12, 2009, the Company had purchased 19% of the issued and outstanding member interests of Adtec for 190,000 shares of the Company's common stock valued at $902,500. In July 2010 the Company and Adtec agreed to rescind the transaction and in August 2010, the related common shares originally valued at $902,500 were returned to the Company. The Company relinquished its interest in Adtec and recorded a reversed credit to research and development expense related to the original transaction.

The Company issed a total of 318,000 common shares valued at $115,180 for consulting services during the three months ended June 30, 2010. Deferred compensation of $40,935 has been recorded for these common shares as of June 30, 2010.

On May 13, 2010, shares totaling 200,000 valued at $40,000 originally issued during the year 2008 for consulting services was rescinded and cancelled. A consulting agreement was canceled during the third quarter of 2010 and 118,000 common shares valued at $60,180 were returned to the company. The value of the common shares was recorded as an offset to consulting expenses during the quarter ended September 30, 2010.

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

The Company's Board of Directors amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009.

At September 30, 2010, the Company has deferred compensation of $355,719 related to the vesting feature and this deferred amount will be amortized over the remaining periods. Amortization of deferred compensation was $302,932 and $890,515 for the three and nine months ended September 30, 2010. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement.

On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital. On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company's common stock,
valued at $146,250, to Dr. Halden Shane.   The common shares were valued based
on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at September 30, 2009. During the three and nine months ended September 30, 2010, $18,281 and $75,182 of the deferred compensation had been amortized and deferred compensation is $71,068 at September 30, 2010.

On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane, ("Employment Agreement"). As of September 30, 2010, the Company has accrued $952,239 for unpaid wages under the employment agreement. On August 10, 2010, Dr. Shane was issued 2,500,000 common shares as payment for $150,000 of accrued compensation. The Company recorded expense of $125,000 in connection with this transaction.

2008 Stock Option Plan

The Company's 2008 Stock Option Plan (the "Plan"), approved by stockholders on May 13, 2009, authorizes the grant of stock options and stock awards (each an "Award"). A maximum of 2,500,000 shares of common stock are reserved for potential issuance as Awards under the Plan. Unless sooner terminated, the Plan will continue for a period of 10 years from its effective date.

Stock and option awards granted under the Plan totaled 750,000 shares through September 30, 2010.


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.

NOTE 8: NOTES RECEIVABLES

The Company is the holder of two promissory notes with Advanced Disinfectant Technologies ("Adtec") in the amount of $75,000 and $20,000 due on November 30, 2010 and February 2011. The first note is due on or before November 30, 2010 and the second note is due on or before February 2011. The notes bear interest of 8% per annum. In the event of default, the Company is entitled to receive seven foggers for first note two foggers for second note at no charge. As of September 30, 2010, the Company fully reserved these notes receivable and recorded bad debts expense of $95,000.


NOTE 9:  NON-CONTROLLING INTEREST

In July 2010, the Company established TOMI-Singapore with an ownership interest of 55% and began operations in Singapore. Non-controlling interest totaled $5,427 at September 30, 2010. Income attributed to non-controlling interest totaled $2,151 during the quarter ended September 30, 2010.


NOTE 10: SUBSEQUENT EVENTS

On October 29, 2010, Asher Enterprise, the holder of the $60,000 convertible note sent to the Company a Notice of Conversion indicating that it intended to convert $6,000 of the Note into 177,515 unrestricted common shares which is a price of $0.0338 per shares which was calculated as a 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice

On November 8, 2010, Asher Enterprise, the holder of the $60,000 convertible note sent to the Company a Notice of Conversion indicating that it intended to convert $6,000 of the Note into 195,368 unrestricted common shares which is a price of $0.0304 per shares which was calculated as a 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice.

On November 12, 2010, TOMI signed a term sheet with L-3 Communications setting forth the terms for a license /partnership agreement between L-3 Communications Holding, Inc., a Delaware corporation and its subsidiary Binary Ionization, Inc., a Delaware corporation, or any subsidiaries thereof ("BII") and TOMI Environmental Solutions, Inc. ("TOMI"), a Florida corporation for the sale of BII's product the SteraMist(TM) Mobile Control Unit with the detachable applicator (the "gun"), the SteraMist(TM) Room Decontamination Unit, and the associated consumables (the "Product").

The Term Sheet provides for an exclusive license to distribute the Product for all applications within the following foreign countries: Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates (also known the GCC countries), Singapore, Thailand and Hungary. This will include the right to sub-license, and the right to register others as the exclusive representatives of TOMI in the countries listed above. Along with the exclusive license TOMI will have an exclusive license to distribute the Product to certain businesses in the United States. This license is for up to two years providing certain sales milestones are reached.

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

Overview of the Business

TOMI Environmental Solutions, Inc. (formerly "The Ozone Man, Inc.") (the "Company" or "TOMI ") a global green surface - air decontamination and infectious disease control company provides energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide misters, Ultra-Violet Ozone generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our focus is to combat bacterial and viral outbreaks along with Hospital infection control was recently enhanced with the addition of a newly developed line of fixed or built in , mobile, and portable units of technology utilizing hydrogen peroxide misting for the cost effective method to control the spread of disease and the protection against bio-terrorism of our and other countries borders.

Our products and services cover a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms single homes, multi-unit residences and schools. Our products and services have also been used in restaurant and laundry applications and can also be used for water treatment in agriculture, meat processing plants and dairies.

We commenced our planned principal operations in the second quarter of 2009. Since 2008, we began to implement our business plan by acquiring for cash both the intellectual property and methodology that forms the basis of our Hydrogen Peroxide Mister, Ultra-Violet ozone Generators, and our UVGI (Ultra Violet Germicidal Irradiation) system that is at the core of our plan. We have also opened two service hubs in Southern California and New York/New Jersey.

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

The Company began sales to international locations through its Singapore subsidiary during the third quarter of 2010. During the three months ended September 30, 2010 had net revenue totaling $7,708 through its Singapore subsidiary. In October 2010, the Company expanded its sales operations to the United Arab Emirates with sales totaling $54,000 through its Singapore subsidiary.

Business Outlook

TOMI's business growth objective is to be "The Global Green Leader in Surface - Air Decontamination and Infectious Disease Control " by developing and acquiring a premier platform of Hydrogen Peroxide Misters, UV Ozone Generators and UVGI products and technologies. We also intend to generate and support quality research on other air remediation solutions including hydroxyl radicals and other ROS (Reactive Oxygen Species) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales throughout the Middle East and the Far East.

We continue to pursue complementary businesses in manufacturing ROS (Reactive Oxygen Species)-related products, testing labs and other indoor air treatment and maintenance products.

During the 2nd quarter of 2009, TOMI began recognizing revenue related to a commercial project that was completed during the 3rd quarter of 2009. This revenue relates to our commercial division and is a highly attractive business for the Company. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the future.

During the 3rd quarter of 2010, TOMI formed its first foreign subsidiary in Singapore. TOMI Environmental Solutions-Singapore Pte, Ltd has received its first order recently from COSEM which is a Safety & Security Services Pte. Ltd and a wholly owned subsidiary company of the Co-operative of SCDF Employees Ltd. It is managed and staffed by experienced ex-employees of the Singapore Civil Defense Force (SCDF). The new Singapore subsidiary, which is majority, owned by the Company, will feature an array of experienced individuals with specific knowledge of the customers, business climate, and state-owned industries that understand the urgent need to have clean air, rapid surface and air decontamination along with the ability to proprly control any outbreaks of infectious disease.

Management believes that these contacts will foster critical relationships and convince more customers that TOMI Environmental Solutions will improve homeland security and infectious disease control within indoor environments.

Also during the 3rd quarter of 2010, TOMI rescinded its stock purchase agreement with Adtec and reversed its 19 percent holding in Adtec due to a patient infringement law suit from L-3 Communications, a major U.S. defense contractor that raised serious legal issues as the ownership of the intellectual property upon which Adtec's product was based. TOMI has received its stock back.

On November 12, 2010, TOMI signed a term sheet with L-3 Communications setting forth the terms for a license /partnership agreement between L-3 Communications Holding, Inc., a Delaware corporation and its subsidiary Binary Ionization, Inc., a Delaware corporation, or any subsidiaries thereof ("BII") and TOMI Environmental Solutions, Inc. ("TOMI"), a Florida corporation for the sale of BII's product the SteraMist(TM) Mobile Control Unit with the detachable applicator (the "gun"), the SteraMist(TM) Room Decontamination Unit, and the associated consumables (the "Product").

The Term Sheet provides for an exclusive license to distribute the Product for all applications within the following foreign countries: Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates (also known the GCC countries), Singapore, Thailand and Hungary. This will include the right to sub-license, and the right to register others as the exclusive representatives of TOMI in the countries listed above. Along with the exclusive license TOMI will have an exclusive license to distribute the Product to certain businesses in the United States. This license is for up to two years providing certain sales milestones are reached.

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

Results of Operations for the Three and Nine Months September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009:

We began our planned principal operations during the second quarter of 2009. Revenue for the three and nine months ended September 30, 2010 totaled $16,267 and $305,277 respectively. Revenue for the three and nine months ended September 30, 2009 totaled $218,176 and $427,562. The decrease in revenue for the three and nine months ended September 30, 2010 when compared to the prior comparable period is due to a change in the company's business strategy to licensing and selling our products to third parties and receiving royalty and recurring solution income rather than providing direct service.

Net income attributable to the Company for the three months ended September 30, 2010 and net loss attributable to the Company for the nine months ended September 30, 2010 totaled $205,857 and ($999,438), respectively. Net (loss) income before preferred stock dividends for the three and nine months ended September 30, 2009 totaled ($395,330) and $16,586,252, respectively.

The net income for the three months ended September 30, 2010 is due to the rescission of the Company's 19% interest in Adtec, which comprised of research and development technology. The related value of the interest of $902,500 was reversed to income upon rescission of the agreement and return of 190,000 common shares to the Company.

The net income for the nine months ended September 30, 2009 is primarily attributed to a non-cash compensatory credit element from equity issuances of approximately $18,000,000. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. Our Board of Directors amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement.

Professional and consulting fees include legal, accounting and management consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.

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

We plan on funding operations and our liquidity needs from licensing and sales arrangements, structured similarly to our current Licensing and Sales Agreement that have profit margins from sale of equipment, licensing of equipment, recurring income from solution sales, and with a 12% income from annual gross sales for the utilization of the equipment licensed.

We also intend to continue to raise equity capital through the sale of restricted stock and short-term notes convertible into common stock.

Off-Balance Sheet Arrangements

None.

Subsequent Events

On October 29, 2010, the holder of the $60,000 convertible note sent to the Company a Notice of Conversion indicating that it intended to convert $6,000 of the Note into 177,515 unrestricted common shares which is a price of $0.0338 per shares which was calculated as a 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice.

On November 8, 2010, the holder of the $60,000 convertible note sent to the Company a Notice of Conversion indicating that it intended to convert $6,000 of the Note into 197,368 unrestricted common shares which is a price of $0.0304 per shares which was calculated as a 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice.

On November 12, 2010, TOMI signed a term sheet with L-3 Communications setting forth the terms for a license /partnership agreement between L-3 Communications Holding, Inc., a Delaware corporation and its subsidiary Binary Ionization, Inc., a Delaware corporation, or any subsidiaries thereof ("BII") and TOMI Environmental Solutions, Inc. ("TOMI"), a Florida corporation for the sale of BII's product the SteraMist(TM) Mobile Control Unit with the detachable applicator (the "gun"), the SteraMist(TM) Room Decontamination Unit, and the associated consumables (the "Product").

The Term Sheet provides for an exclusive license to distribute the Product for all applications within the following foreign countries: Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates (also known the GCC countries), Singapore, Thailand and Hungary. This will include the right to sub-license, and the right to register others as the exclusive representatives of TOMI in the countries listed above. Along with the exclusive license TOMI will have an exclusive license to distribute the Product to certain businesses in the United States. This license is for up to two years providing certain sales milestones are reached.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended September 30, 2010.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended September 30, 2010.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

In August, 2010 the Company settled a lawsuit with a former consultant seeking $60,000 and 200,000 common shares for an aggregate of 300,000 shares subject to certain restrictions and lockup provisions and no cash consideration. The Company has recorded the settlement at a value of $12,000.


ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" in this Quarterly Report on Form 10-Q.

The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009 have been amended by inclusion as follows.

There is no assurance that we will on a permanent basis be able to continue to distribute the hydrogen peroxide mister.

During the quarter ending September 30, 2010, we were chosen by the hydrogen peroxide mister's manufacturer to facilitate the commercialization of this hydrogen peroxide mister. However, this right to be the exclusive distributor or the right to distribute the mister on a non-exclusive basis may be terminated by the manufacturer after two years if certain sales milestones are not meet.
Since it is presently our intention that distribution of the mister will become a materially important source of revenue for us, any termination of our ability to distribute the mister will have a material adverse effect on our future revenue.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


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


Date: November 15, 2010

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer