Form 10-K
period 2010-12-31
TOMI Environmental Solutions, Inc.
filed 2011-03-31
CIK 314227

________________________________________________________________________________
________________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-09908

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                 59-1947988
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        9454 Wilshire Blvd., R-1,
            Beverly Hills, CA                              90212
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (800) 525-1698

                                                         Name of Each Exchange
        Title of Each Class                               on Which Registered
----------------------------------------------------   -------------------------
Common Stock, $0.01Par Value                               OTC Bulletin Board

Cumulative Series A Preferred Stock, $0.01 Par Value

Cumulative Convertible Series B Preferred Stock,
  $1,000 Stated Value

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

     Large accelerated filer [ ]   Accelerated filer       [ ]
     Non-accelerated filer   [ ]   Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $3,805,187 based upon the closing price of registrant's common stock on that date.

As of March 20, 2011 the registrant had 63,681,909 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
________________________________________________________________________________
________________________________________________________________________________

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2010
                               TABLE OF CONTENTS

Item                                                                        Page
====                                                                        ====
                                      PART I

  1.  Business............................................................    1
 1A.  Risk Factors........................................................    2
 1B.  Unresolved Staff Comments...........................................    5
  2.  Properties..........................................................    5
  3.  Legal Proceedings...................................................    5
  4.  Removed and Reserved................................................    5

                                     PART II

  5.  Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities.................    6
  6.  Selected Financial Data.............................................    6
  7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................    6
 7A.  Quantitative and Qualitative Disclosures About Market Risk..........   11
  8.  Financial Statements and Supplementary Data.........................   11
  9.  Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure...............................   11
 9A.  Controls and Procedures.............................................   11
 9B.  Other Information...................................................   12

                                   PART III

 10.  Directors, Executive Officers and Corporate Governance..............   13
 11.  Executive Compensation..............................................   14
 12.  Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters........................   15
 13.  Certain Relationships and Related Transactions, and
        Director Independence.............................................   16
 14.  Principal Accountant Fees and Services..............................   16

                                   PART IV

 15.  Exhibits and Financial Statement Schedules..........................   17
 Signatures...............................................................   18
 Exhibit Index............................................................   19
 Financial Statements.....................................................  F-3

                              CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "will," "believe," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risk Factors," Item 1A of this Annual Report on Form 10-K.

     As used in this Annual Report on Form 10-K, "company," "we," "us," "our" and "TOMI" refer to TOMI Environmental Solutions, Inc.


                                      PART I

Item 1.  BUSINESS

Overview

     TOMI Environmental Solutions, Inc., a global surface and air decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide misters, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

     Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of a newly developed line of fixed and portable units that utilize hydrogen peroxide misting for a cost-effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks.

     Our products are designed to service a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms, restaurants, meat and produce processing facilities, military barracks, athletic facilities and schools. Our products and services have also been used in single-family homes and multi-unit residences.

     We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species ("ROS") and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, Europe, the Middle East and the Far East.

     We continue to pursue complementary businesses in manufacturing ROS related products, testing labs and other indoor air treatment and maintenance products.

     We commenced our planned principal operations in the second quarter of 2009 as we commenced the implementation of our business plan by acquiring the related intellectual property and/or the distribution rights for our Hydrogen Peroxide Mister, Ultra-Violet Ozone Generators and our UVGI system that is at the core of our plan.

     During the first quarter of 2010, the Company completed the sale of its equipment to its licensee partner in New York City and its alliance partner, Rolyn, in Rockville, Maryland. The Company also successfully trained approximately 43 technicians for those respective companies.

     The Company began sales to international locations during the third quarter of 2010. During the three months ended September 30, 2010, the Company had net revenue totaling $7,708. In October 2010, the Company expanded its sales operations to the United Arab Emirates with sales totaling $54,000.

     We operate two service hubs in Southern California and New York/New Jersey.

Competition

     The infectious disease and air remediation industry is extremely competitive. The Company's principal competitors for its Steramist Mister are BioQuell, Steris and Sterinis; for its UV Ozone generators are Air-Zone, BI-Ozone and Crystal Air; and for its UVGI products are Honeywell, Sannavox and Steril-Air. From a service end the competition are other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor air remediation and infectious disease control products and services and be able to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the remediation industry or that future competition will not have a material adverse effect on the business, operating results and financial condition of the Company.

Employees

     At December 31, 2010, we had five full-time employees.

Company Information

     We were incorporated in Florida on September 18, 1979 and commenced our current principal operations on February 8, 2008. Our principal executive offices are located at 9454 Wilshire Blvd., R-1, Beverly Hills, California 90212.

Information on our Company Website

     The Company maintains a website, http://www.tomiesinc.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

     . our corporate code of conduct, which qualifies as a "code of ethics" as defined by Item 406 of Regulation S-K of the Exchange Act; and

     .  charters for our Audit Committee and Compensation Committee.

     All of the above information is also available in print upon request to our secretary at the address listed under the heading "Company Information" above.


Item 1A.  RISK FACTORS.

     Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of certain important risks. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the risks discussed in this Annual Report on Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

     The following discussion of risk factors contains "forward-looking statements," which may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8- Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

                          Risks Related to Our Business

Our independent registered public accounting firm has issued a "going concern" opinion.

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

No assurance of sales or profitability.

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

Competition.

     The infectious disease and air remediation industry is extremely competitive. The Company's principal competitors for its Steramist Mister are BioQuell, Steris and Sterinis; for its UV Ozone generators are Air-Zone, BI-Ozone and Crystal Air; and for its UVGI products are Honeywell, Sannavox and Steril-Air. From a service end the competition are other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor air remediation and infectious disease control products and services. Be able to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

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

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

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

We may incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

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

     In addition, the Sarbanes-Oxley Act of 2002 ("SOX") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For the year ended December 31, 2009, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm in the year ending December 31, 2011, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

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

     The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

     . Our success or lack of success, in developing and marketing our products and services;
     .  Our ability to maintain compliance with OTCBB listing requirements;
     .  Our ability to raise the required capital to fund our business;
     . The announcement of new products, services, or technological innovations by us or our competitors;
     .  Changes in the executive leadership of the company;
     .  Quarterly fluctuations of our operating results;
     . Changes in revenue or earnings estimates; and . Competition.

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

     During the quarter ended September 30, 2010, we were chosen by the hydrogen peroxide mister's manufacturer to facilitate the commercialization of this hydrogen peroxide mister. However, this right to be the exclusive distributor or the right to distribute the mister on a non-exclusive basis may be terminated by the manufacturer after two years if certain sales milestones are not meet. Since it is presently our intention that distribution of the mister will become a materially important source of revenue for us, any termination of our ability to distribute the mister will have a material adverse effect on our future revenue.


Item 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable


Item 2.  PROPERTIES

     The Company rents 1,300 square feet of office space at 9454 Wilshire
Blvd., Beverly Hills, CA 90212, at $72,000 annually on a month-to-month tenancy, in a professional office building. We believe the current facilities are adequate for the immediate future.


Item 3.  LEGAL PROCEEDINGS

     (a) We are not a party to any proceedings or threatened proceedings as of the date of this filing.

     (b) In December, 2010, the Company settled a lawsuit with a former consultant seeking $60,000 and 200,000 common shares for an aggregate of 300,000 shares subject to certain restrictions and lockup provisions and no cash consideration. The Company has recorded the settlement at a value of $18,000.

Item 4.  REMOVED AND RESERVED

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     The Company's common stock was approved for listing on the OTC Bulletin Board, under the symbol "TOMZ," on June 23, 2008. The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. There was little trading in our common stock during the period(s) reflected. As of March 3, 2011, the Company had 63,681,909 common shares outstanding, of which 11,902,399 was free trading.

                                                   2010               2009
                                            -----------------  -----------------
 	                                      High      Low      High      Low
                                            --------  -------  --------  -------
First Quarter...........................    $  2.15   $ 0.24   $  9.00   $ 6.50
Second Quarter..........................    $  0.96   $ 0.10   $  4.99   $ 2.25
Third Quarter...........................    $  0.11   $ 0.04   $  8.75   $ 1.95
Fourth Quarter..........................    $  0.10   $ 0.04   $  6.00   $ 2.10

Stockholders

     As of March 20, 2011, there were approximately 741 record holders of our common stock. On March 20, 2011, the last reported sale price of our common stock on the OTCBB was $0.045 per share.

Recent Sales of Unregistered Securities

     We have issued and sold securities of the Company as disclosed below within the last three years. Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in
Section 4(2) of the Act and Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the "Act"):

     During the period from January 1, 2010 through December 31, 2010 we sold a total of 1,875,000 common shares at a per share price of $0.04 and 5,555,556 common shares at a per share price of $0.045 shares to investors for aggregate proceeds of $75,000 and $250,000, respectively.


Item 6.  SELECTED FINANCIAL DATA

     Not Required.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "will," "believe," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risk Factors," Item 1A of this Annual Report on Form 10-K.

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

General

     TOMI Environmental Solutions, Inc., a global surface and air decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide misters, Ultra-Violet Ozone generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

     Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of a newly developed line of fixed and portable units that utilize hydrogen peroxide misting for the cost effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks.

     Our products are designed to service a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms, restaurants, meat and produce processing facilities, military barracks, athletic facilities and schools. Our products and services have also been used in single-family homes and multi-unit residences.

     We commenced our planned principal operations in the second quarter of 2009. Since 2008, we began to implement our business plan by acquiring the related intellectual property and/or the distribution rights for our Hydrogen Peroxide Mister, Ultra-Violet ozone Generators, and our UVGI (Ultra Violet Germicidal Irradiation) system that is at the core of our plan.

     We have also opened two service hubs in Southern California and New York/ New Jersey.

     We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species ("ROS") and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, Europe, the Middle East and the Far East.

     We continue to pursue complementary businesses in manufacturing ROS related products, testing labs and other indoor air treatment and maintenance products.

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

     The Company began sales to international locations during the third quarter of 2010. During the three months ended September 30, 2010 had net revenue totaling $7,708. In October 2010, the Company expanded its sales operations to the United Arab Emirates with sales totaling $54,000.

Business Outlook

     TOMI's business growth objective is to be "The Global Leader in Surface - Air Decontamination and Infectious Disease Control" by developing and acquiring a premier platform of Hydrogen Peroxide Misters, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support quality research on other air remediation solutions including hydroxyl radicals and other ROS (Reactive Oxygen Species) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales throughout Europe, the Middle East and the Far East.

     We continue to pursue complementary businesses in manufacturing ROS (Reactive Oxygen Species)-related products, testing labs and other indoor air treatment and maintenance products.

     During the 2nd quarter of 2009, TOMI began recognizing revenue related to a large LEEDS commercial project that was completed during the third quarter of 2009. This revenue relates to our commercial division and is a highly attractive business for the Company. TOMI continues to pursue revenue from multiple sources and anticipates that our revenue stream will grow more diverse in the future.

     During the third quarter of 2010, TOMI formed its first foreign subsidiary in Singapore. TOMI Environmental Solutions-Singapore Pte, Ltd has received its first order recently from COSEM, which is a Safety & Security Services Pte. Ltd, a wholly owned subsidiary company of the Co-operative of SCDF Employees Ltd. It is managed and staffed by experienced ex-employees of the Singapore Civil Defense Force (SCDF). The new Singapore subsidiary, which is majority, owned by the Company, will feature an array of experienced individuals with specific knowledge of the customers, business climate, and state-owned industries that understand the urgent need to have clean air, rapid surface and air decontamination along with the ability to properly control any outbreaks of infectious disease.

     Management believes that these contacts will foster critical relationships and convince more customers that TOMI Environmental Solutions will improve homeland security and infectious disease control within indoor environments.

     Also during the third quarter of 2010, TOMI rescinded its stock purchase agreement with Adtec and reversed its 19% holding in Adtec due to a patent infringement law suit from L-3 Communications, a major U.S. defense contractor that raised serious legal issues as the ownership of the intellectual property upon which Adtec's product was based. TOMI has received its stock back.

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

     The Term Sheet provides for an exclusive license to distribute the Product for all applications within the following foreign countries: Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates (also known the GCC countries), Singapore, Thailand and Hungary. This will include the right to sub-license, and the right to register others as the exclusive representatives of TOMI in the countries listed above. Along with the exclusive license TOMI will have an exclusive license to distribute the Product to certain businesses in the United States. This license is for up to two years providing certain sales milestones are reached. TOMI and L3 are in the process of negotiating two definitive license agreements, covering domestic and international sales, respectively. The parties intend to finalize the domestic sales and license agreement prior to April 1, 2011 and the international sales and license agreement shortly thereafter.

     The Company's management believes that certain international markets present fertile opportunities for its products. With a view toward exploiting these markets, in January 2011, the Company's CEO, Halden Shane, visited three Middle East countries-the Kingdom of Saudi Arabia, the United Arab Emirates and Kuwait. Dr. Shane made numerous presentations to government officials, meeting in Saudi Arabia with the Ministers of Defense, Health, Education and Civil Defense, as well as private sector individuals, resulting in TOMI's first sale in the region and ongoing interest in its suite of products, particularly from the Saudis, with whom it is negotiating a joint venture.

     Dr. Shane then went on to Singapore making presentations to both government officials and private sector businesses. As a result, TOMI entered into a joint venture with ZERA Investments, a private investment company comprised of respected local financial entrepreneurs that the Company believes will generate material new business opportunities. The Company has received orders for two of its major products and expects additional orders to follow.

Results of Operations

Years Ended December 31, 2010 and 2009

     We began our planned principal operations during the second quarter of 2009. During the year ended December 31, 2010, we had total revenue of $365,167, as compared to total revenue of $499,172 for the year ended December 31, 2009. The decrease in revenue for the year ended December 31, 2010 when compared to the prior comparable period is due to a change in the Company's business strategy to licensing and selling our products to third parties and receiving royalty and recurring solution income rather than providing direct service.

     The net loss attributable to the Company for the year ended December 31, 2010 totaled $(1,543,179). The net loss for the year ended December 31, 2010 is due to various general and administrative expenses including salaries expense, share-based management and consulting fees, professional fees and outside service expenses in the amounts of $452,401, $1,193,447, $247,470 and $92,877, respectively. These general and administrative expenses were offset by a reversal to income of $902,500 for the rescission of the Company's 19% interest in Adtec during the third quarter of 2009, which is comprised of research and development technology and a rescission of a liability to issue common stock in the amount of $250,000.

     The Company had net income attributable to common stockholders of $13,454,204 for the year ended December 31, 2009. During the year ended December 31, 2009, the company recorded a non-cash compensatory credit from
equity issuances of $18,312,558.   Excluding the non-cash compensatory credit
element from equity issuances, the Company had a net loss of $($4,652,669) during the year ended December 31, 2009.

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

Liquidity and Capital Resources

     The consolidated financial statements contained in this Annual Report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an immediate and urgent need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

     We plan on funding operations and our liquidity needs from licensing and sales arrangements, structured similarly to our current Licensing and Sales Agreement that have profit margins from sale of equipment, licensing of equipment, recurring income from solution sales.

     We also intend to continue to raise equity capital through the sale of restricted stock and short-term notes convertible into common stock.

     Our liquid assets generally consist of unpledged assets and cash and cash equivalents.

Contractual Obligations

     None.

Off-Balance Sheet Arrangements

     None.

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

Revenue Recognition

     For revenue from services and product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Fair Value Measurement

     Effective January 1, 2008, the Company adopted the provisions of ASC 820, "Fair Value Measurements". ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The implementation of this standard did not have any impact on the Company's consolidated financial positions, results of operations, or cash flows. The carrying amounts of cash and cash equivalents, accounts payable, other accrued expenses and notes payables approximate fair value because of the short maturity of these items.

Stock-Based Compensation

     We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair
value and is recognized as expense over the requisite service period.   The
Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2010, the Company issued 40,000 options under the Plan.

Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("ASC") as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting and organized them by topic. Relevant authoritative literature issued by the Securities and Exchange Commission ("SEC") and selected SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company's interim quarterly period beginning August 1, 2009. The adoption of the ASC did not have an impact on the Company's consolidated financial position, results of operations or cash flow.

     Effective August 1, 2009, the Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities"). This guidance establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of the ASC did not have a material effect on the Company's consolidated financial statements.

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The Company's financial statements for the fiscal year ended December 31, 2010 are included in this annual report, beginning on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.


Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.
Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

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


Item 9B.  OTHER INFORMATION

     None.

                                   PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Our executive officers and directors and their biographical information are presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

     Halden S. Shane: Dr. Shane has been our Chairman since the Company's inception. Up until 2009 Dr. Shane also served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane resigned all positions and closed Tiger Management International in 2009. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced podiatric surgery specializing in ankle arthroscopy.

     Willie L. Brown, Jr.: Mr. Brown is currently a consultant for Fox News and a political lobbyist. He formerly served two terms as the Mayor of the City and County of San Francisco (1996-2004). Prior to his service as Mayor, Mr. Brown served as speaker of the California State assembly from 1980 through 1995. Mr. Brown had also been a member of the state assembly since 1964 and has served on the Boards of California State University and CalPERS.

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

Audit Committee

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

Code of Ethics

     The Board adopted a Code of Ethics in 2008 applies to, among other persons, Board members, officers including our Chief Executive Officer, contractors, consultants and advisors. Our Code of Ethics sets forth written standards designed to deter wrongdoing and to promote:

     1. honest and ethical conduct including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2. full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us;

     3.  compliance with applicable governmental laws, rules and regulations;

     4. the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

     5.  accountability for adherence to the Code of Ethics.

Item 11.        EXECUTIVE COMPENSATION

Executive Officer Compensation



                                                                               Change in
                                                                               Pension
                                       	                                       Value and
                                                                    Non-       Non-
                                                                    Equity     qualified
                                                                    Incentive  Deferred    All
                                                                    Plan       Compen-     Other
Name and                                       Stock      Option    Compen-    sation      Compen-
Principal                Salary     Bonus     Awards      Awards    sation     Earnings    sation     Total
Position        Year      ($)        ($)        ($)        ($)        ($)         ($)        ($)       ($)
-------------   ----   ----------   -----   -----------   ------   ---------   ---------   -------   -------
Halden Shane,   2010   64,000 (1)       -   275,000 (2)        -           -           -         -   339,000
PEO, PFO        2009   20,000 (1)       -   146,250 (2)        -           -           -         -   166,250
                2008   25,000 (1)       -         -            -           -           -         -    25,000


(1) Does not include deferred compensation in the amounts of $1,066,269 and $827,868 as of December 31, 2010 and December 31, 2009, respectively.

(2) In September 2009, Dr. Shane was issued 75,000 shares of common stock valued at $146,250 based on the closing price on that date in payment of accrued salaries of $150,000. The shares vest two years after issuance provided he is still employed by the Company at that time. The fair market value of the shares has been recorded as deferred compensation as of September 30, 2009. In August 2010, Dr. Shane was issued 2,500,000 shares of common stock valued at $275,000 based on the closing price on the date of grant for payment of accrued salaries of $125,000.

     The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2010 and December 31, 2009. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

     We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2010 and 2009. In September 2009, the Board of Directors adopted a resolution to compensate outside directors 20,000 options per year and meeting fees payable annually payable on January 2 of each year. We have entered into an employment agreement with our CEO, Dr. Halden Shane, and effective January 1, 2009. Dr. Shane was paid $64,000 and $20,000 during the year ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, Dr. Shane was owed $1,066,269 and $827,868, respectively, in unpaid salary. It is intended Dr. Shane will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. See Subsequent Events Note No.11 to the financial statements.

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

     In January 2010 and January 2011, Willie L. Brown, Jr. and Harold W. Paul were issued 20,000 options each.

Beneficial Ownership

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 63,681,909 shares of common stock outstanding as of March 15, 2011.

                            CERTAIN BENEFICIAL OWNERS

Name and Address of                   Amount and Nature of     Percent
Beneficial Owners                       Beneficial Owner       of Class
---------------------------------     --------------------     -------

Halden Shane                               14,076,923            22.1%
11710 Wetherby Lane
Los Angeles, CA 90077

Shane Family Trust (1)                      8,100,000            12.7%
11710 Wetherby Lane
Los Angeles, CA 90077

Richard L. Johnson                          1,940,000             3.0%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Willie Brown, Jr. (2)                         140,000               *%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Harold W. Paul (3)                            993,115             1.6%
9454 Wilshire Blvd., Penthouse
Beverly Hills, CA 90212

Belinha Shane (4)                           1,000,000             1.6%
11710 Wetherby Lane
Los Angeles, CA 90077

Ah Kee Wee                                  7,865,556            12.4%
112 Spring Leaf Avenue
Singapore 788502

All Directors and Officers as a Group      25,250,038            39.7%
____________________________

(1) Halden Shane is a trustee of the Share Family Trust.
(2) Includes 40,000 options currently exercisable.
(3) Includes 20,000 options presently exercisable.
(4) Belinha Shane is the wife of Halden Shane. Mr. Shane disclaims beneficial ownership of any shares held in her name.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

Transactions with Related Parties

     We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

     The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm:

                                    December 31,      December 31,
                                        2010              2009
                                    ------------      ------------
     Audit fees                     $    58,000       $    60,630
     Audit-related fees                       -                 -
     Tax fees                                 -                 -
     All other fees                           -                 -
                                    ------------      ------------
     Total                          $    58,000       $    60,630
                                    ============      ============

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

Pre-approval Policies

     Our audit committee evaluates and approves the scope, cost and engagement of an auditor and has done so this year. The Company does not otherwise rely on pre- approval policies and procedures.

                                    PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as part of this report:

     (1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

         . Report of Independent Registered Public Accounting Firm, Wolinetz, Lafazan & Company, P.C.;
         . Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009;
         . Consolidated Statements of Income: For the Year Ended December 31, 2010, December 31, 2009 and December 31, 2008;
         . Consolidated Statements of Stockholders' Equity: Years Ended December 31, 2010, December 31, 2009 and December 31, 2008;
         . Consolidated Statements of Cash Flows: For the Year Ended December 31, 2010, December 31, 2009 and December 31, 2008; and
         .  Notes to Consolidated Financial Statements.

     (2) Schedules to financial statements:

     All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

     (3) The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  March 30, 2011	 	       TOMI ENVIRONMENTAL SOLUTIONS, INC.

                                       By: /s/ Halden S. Shane
                                          --------------------------------
                                             Halden S. Shane
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                          Title                        Date
_________________________  _____________________________________  ______________

 /s/ Halden S. Shane        Chairman of the Board and             March 30, 2011
-------------------------   Chief Executive Officer
     Halden S. Shane        (Principal Executive Officer)


 /s/ Halden S. Shane        Chief Financial Officer               March 30, 2011
-------------------------   (Principal Financial Officer and
     Halden S. Shane        Principal Accounting Officer)


 /s/ Richard L. Johnson     Director and Secretary                March 30, 2011
-------------------------
     Richard L. Johnson


 /s/ Willie L. Brown, Jr.   Director                              March 30, 2011
-------------------------
     Willie L. Brown, Jr.


 /s/ Harold W. Paul         Director                              March 30, 2011
-------------------------
     Harold W. Paul

                                  EXHIBIT INDEX
Exhibit
Number   Description


10.1     Shane Employment Contract

10.2     Joint Venture Agreement with Zera Investments

31.1 Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Registered Public Accounting Firm.................... F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009............... F-3
Consolidated Statements of Income for the Years Ended
  December 31, 2010 and 2009............................................... F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2010 and 2009............................................... F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2010 and 2009............................................... F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years
  Ended December 31, 2010 and 2009......................................... F-7
Notes to Consolidated Financial Statements................................. F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiaries ("the Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited revenues during the years ended December 31, 2010 and 2009, has incurred a net loss from the year ended December 31, 2010 and has not been able to generate positive cash from operations for the years ended December 31, 2010 and 2009. In addition, at December 31, 2010 the Company has a working capital deficiency and stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 30, 2011

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,  December 31,
                                                          2010          2009
                                                      ------------  ------------
                      ASSETS
Current Assets:
     Cash and cash equivalents                        $    61,179   $    13,126
     Investment-restricted                                      -     3,563,062
     Accounts receivable                                        -        11,660
     Notes receivable                                           -        75,000
     Deferred costs                                             -       122,576
     Prepaid expenses                                       2,862         2,751
                                                      ------------  ------------
          Total Current Assets:                            64,041     3,788,175
                                                      ------------  ------------
Property and equipment, net                               153,638       306,633
Intangible assets, net                                     91,659       102,767
Security deposits                                           5,416         5,416
                                                      ------------  ------------
          Total Assets                                $   314,754   $ 4,202,991
                                                      ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
     Accounts payable and accrued expenses            $   169,475   $   118,124
     Accrued officer's compensation                     1,066,269       827,868
     Notes payable - current portion                        8,077        45,896
     Loans Payable                                         23,158             -
     Deferred revenue                                           -       199,022
     Customer deposits                                     53,940             -
     Obligations to be settled through the issuance
       of common stock                                          -       268,500
     Dividends payable on Preferred Stock                       -       205,685
                                                      ------------  ------------
          Total Current Liabilities:                    1,320,919     1,665,095
                                                      ------------  ------------
Long-Term Liabilities:
     Non-current portion of notes payable - other           2,157        20,468
                                                      ------------  ------------
          Total Liabilities:                            1,323,076     1,685,563
                                                      ------------  ------------
Stockholders' Equity (Deficiency):
     Cumulative Convertible Series A Preferred Stock;
       par value $0.01; 1,000,000 shares
 authorized;
       510,000 and 510,000 shares issued and
       outstanding at
 December 31, 2010 and
       December 31, 2009, respectively                      5,100         5,100
     Cumulative Convertible Series B Preferred Stock;
       $1,000 stated value; 7.5 % cumulative dividend,
       4,000 shares authorized; none and 3,250 shares
       issued and outstanding at December 31, 2010 and
       December 31, 2009, respectively                          -     3,250,000
     Common Stock; par value $0.01; 75,000,000 shares
       authorized; 48,282,871 and 35,277,480
 shares
       issued and outstanding at December 31, 2010 and
       December 31, 2009, respectively                    482,829       352,774
     Additional paid-in capital                         9,584,424     9,683,721
     Accumulated deficit                              (11,032,491)   (9,489,312)
     Deferred compensation                                (52,788)   (1,284,855)
     Accumulated Other Comprehensive Income                   348             -
                                                      ------------  ------------
     Total TOMI Environmental Solutions, Inc.
       Shareholders' Equity (Deficiency)               (1,012,578)    2,517,428
     Non-controlling Interest                               4,256             -
                                                      ------------  ------------
          Total Stockholders' Equity (Deficiency)      (1,008,322)    2,517,428
                                                      ------------  ------------
               Total Liabilities and Stockholders'
                 Equity (Deficiency)                  $   314,754   $ 4,202,991
                                                      ============  ============

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                          For the Year Ended
                                                             December 31,
                                                      --------------------------
                                                          2010          2009
                                                      ------------  ------------
Net revenue                                           $   357,167   $   499,172
Cost of sales                                             145,296       200,619
                                                      ------------  ------------
Gross profit                                              211,871       298,553
                                                      ------------  ------------
Costs and Expenses:
     Professional fees                                    247,470       577,869
     Other general and administrative expenses          1,054,562     1,370,871
     (Recission) impairment of acquisition and related
       research and development expense                  (902,500)      902,500
     Compensation credit relating to modification of
       management agreement                                     -   (18,312,558)
     Management and consulting fees- related party      1,193,447       853,953
                                                      ------------  ------------
          Total Costs and Expenses                      1,592,979   (14,607,365)
                                                      ------------  ------------
Income (loss) from operations                          (1,381,108)   14,905,918
                                                      ------------  ------------
Other Income (Expense)
     Other Income, net                                     24,015             -
     Loss of investment - restricted                            -    (1,238,656)
     Interest income                                            -         2,109
     Change in fair market value of derivative
       liability                                          (50,269)            -
     Amortization of debt discount                        (95,000)            -
     Foreign currency exchange loss                        (2,286)            -
     Interest expense                                     (34,275)       (9,482)
                                                      ------------  ------------
          Total Other Expense                            (157,815)   (1,246,029)
                                                      ------------  ------------
Net income (loss)                                     $(1,538,923)  $13,659,889
                                                      ============  ============
Income (loss) attributable to common stockholders
     Net income (loss)                                $(1,538,923)  $13,659,889
     Preferred stock dividend                                   -       205,685
                                                      ------------  ------------
          Income (loss) attributable to common
            stockholders before non-controlling
            interest                                   (1,538,923)   13,454,204
                                                      ------------  ------------
     Income attributable to non-controlling interest       (4,256)            -
                                                      ------------  ------------
          Net income (loss) attributable to common
            stockholders                              $(1,543,179)  $13,454,204
                                                      ============  ============
Basic earnings per common share                       $     (0.04)  $      0.39
                                                      ============  ============
Diluted earnings per common share                     $     (0.04)  $      0.37
                                                      ============  ============
Basic weighted average number of shares outstanding    38,194,157    34,864,011
                                                      ============  ============
Diluted weighted average number of shares outstanding  38,194,157    36,024,011
                                                      ============  ============

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED DECEMBER 31, 2010 AND 2009

                                           Series A      Series B                    Series A       Series B
                                           Preferred     Preferred     Common        Preferred      Preferred     Common
                                           Stock         Stock         Stock         Stock          Stock         Stock
                                           Shares        Shares        Shares        Par Value      Par Value     Par Value
                                           ------------  ------------  ------------  -------------  ------------  ------------
Balance, December 31, 2008                     510,000             -    34,474,515   $ 12,750,000   $         -   $   344,744
                                           ============  ============  ============  =============  ============  ============
Issuance of Common Stock in lieu of cash
  compensation                                                             162,965                                      1,630
Issuance of Common Stock pursuant to a
  Private Placement @ $5.00 per share                                      350,000                                      3,500
Issuance of Common Stock pursuant to a
  Private Placement @ $2.00 per share                                      100,000                                      1,000
Issuance of Convertible B Preferred
  Stock @ $1,000 per share                                     3,250                                  3,250,000
Dividends on Cumulative Convertible
  Series B Preferred Stock
Reversal of dividends
Deferred compensation
Amortization of deferred compensation
Forgiveness of compensation
Issuance of Common Stock to acquire LLC
  interest                                                                 190,000                                      1,900
Change of Par Value for Series A
  Preferred Stock from $25.00 per share
  to $0.01 per share                                                                  (12,744,900)
Net income
                                           ------------  ------------  ------------  -------------  ------------  ------------
Balance, December 31, 2009                     510,000         3,250    35,277,480          5,100     3,250,000       352,774
                                           ============  ============  ============  =============  ============  ============
Issuance of Common Stock for services                                    2,989,952                                     29,900
Issuance of Stock Options to Directors
  for services
Sale of common stock                                                     7,430,556                                     74,306
Cancellation of Series B Preferred Stock                      (3,250)                                (3,250,000)
Dividends on Cumulative Convertible
  Series B Preferred Stock
Cancellation of Dividends of Series B
  Preferred Stock
Issuance of Common Stock for Settlement
  of Litigation                                                            300,000                                      3,000
Deferred Compensation
Amortization of Deferred Compensation
Cancellation of Common Stock                                              (550,000)                                    (5,500)
Cancellation of Common Stock relating to
  Recission of Acquisition and Related
  Research and Development Expenses                                       (190,000)                                    (1,900)
Issuance of Common Stock as consideration
  of accrued officer's compensation                                      2,500,000                                     25,000
Debt Discount on Convertible Notes
Reclassification of derivative liability
Establishment of derivative liability
Issuance of Common Stock upon conversion
  of convertible debt                                                      374,883                                      3,749
Issuance of Common Stock as consideration
  for payment of loans                                                     150,000                                      1,500
Foreign Currency Translation Adjustment
Non-Controlling Interest
Net Loss
                                           ------------  ------------  ------------  -------------  ------------  ------------
Balance, December 31, 2010                     510,000             -    48,282,871   $      5,100   $         -   $   482,829
                                           ============  ============  ============  =============  ============  ============


                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED DECEMBER 31, 2010 AND 2009
                                  (CONTINUED)

                                           Additional                   Deferred     Non-         Other
                                           Paid-In       Accum.         Stock        Controlling  Comprehensive
                                           Capital       (Deficit)      Comp.        Interest     Income         Total
                                           ------------  -------------  -----------  -----------  -------------  ------------
Balance, December 31, 2008                 $10,013,293   $(23,149,201)  $        -   $        -   $          -   $   (41,164)
                                           ============  =============  ===========  ===========  =============  ============
Issuance of Common Stock in lieu of cash
  compensation                                 418,196                                                               419,826
Issuance of Common Stock pursuant to a
  Private Placement @ $5.00 per share        1,546,500                                                             1,550,000
Issuance of Common Stock pursuant to a
  Private Placement @ $2.00 per share          199,000                                                               200,000
Issuance of Convertible B Preferred
  Stock @ $1,000 per share                                                                                         3,250,000
Dividends on Cumulative Convertible
  Series B Preferred Stock                    (205,685)                                                             (205,685)
Reversal of dividends                           90,667                                                                90,667
Deferred compensation                        2,138,808                  (2,138,808)                                        0
Amortization of deferred compensation                                      853,953                                   853,953
Forgiveness of compensation                    150,000                                                               150,000
Issuance of Common Stock to acquire LLC
  interest                                     900,600                                                               902,500
Change of Par Value for Series A
  Preferred Stock from $25.00 per share
  to $0.01 per share                        (5,567,658)                                                          (18,312,558)
Net income                                                 13,659,889                                             13,659,889
                                           ------------  -------------  -----------  -----------  -------------  ------------
Balance, December 31, 2009                   9,683,721     (9,489,312)  (1,284,855)           -              -     2,517,428
                                           ============  =============  ===========  ===========  =============  ============
Issuance of Common Stock for services          181,812                                                               211,712
Issuance of Stock Options to Directors
  for services                                  84,000                                                                84,000
Sale of common stock                           250,694                                                               325,000
Cancellation of Series B Preferred Stock     1,236,938                                                            (2,013,062)
Dividends on Cumulative Convertible
  Series B Preferred Stock                     (60,103)                                                              (60,103)
Cancellation of Dividends of Series B
  Preferred Stock                              265,788                                                               265,788
Issuance of Common Stock for Settlement
  of Litigation                                 15,000                                                                18,000
Deferred Compensation                                                       38,620                                    38,620
Amortization of Deferred Compensation                                    1,193,447                                 1,193,447
Cancellation of Common Stock                (1,584,500)                                                           (1,590,000)
Cancellation of Common Stock relating to
  Recission of Acquisition and Related
  Research and Development Expenses           (900,600)                                                             (902,500)
Issuance of Common Stock as consideration
  of accrued officer's compensation            250,000                                                               275,000
Debt Discount on Convertible Notes              95,000                                                                95,000
Reclassification of derivative liability       107,636                                                               107,636
Establishment of derivative liability          (55,213)                                                              (55,213)
Issuance of Common Stock upon conversion
  of convertible debt                            8,251                                                                12,000
Issuance of Common Stock as consideration
  for payment of loans                           6,000                                                                 7,500
Foreign Currency Translation Adjustment                                                                    348           348
Non-Controlling Interest                                                                  4,256                        4,256
Net Loss                                                   (1,543,179)                                            (1,543,179)
                                           ------------  -------------  -----------  -----------  -------------  ------------
Balance, December 31, 2010                 $ 9,584,424   $(11,032,491)  $  (52,788)  $    4,256   $        348   $(1,008,322)
                                           ============  =============  ===========  ===========  =============  ============


                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Year Ended
                                                             December 31,
                                                      --------------------------
                                                          2010          2009
                                                      ------------  ------------
Operating Activities:
   Net income (loss) attributable to the Company      $(1,543,179)  $13,659,889
   Less: Net earnings attributable to
     non-controlliong interest                              4,256             -
                                                      ------------  ------------
   Net income (loss)                                   (1,538,923)   13,659,889

   Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
       Depreciation and amortization                       85,921        94,090
       Bad debt expense                                   101,090             -
       Amortization of debt discount                       95,000             -
       Common Stock and options issued for services       445,712       373,155
       Common Stock issued for settlement of litigation    18,000             -
       Common Stock issued (cancelled)for acquisition    (902,500)      902,500
       Amortization of deferred compensation            1,232,068       853,953
       Management and consulting fees- related party            -   (18,312,558)
       Change in fair market value of derivative
         liability                                         50,269             -
       Increase (Decrease) in deferred revenue           (199,022)      199,022
       Loss on investment - restricted                          -     1,238,656
       Loss on sale of property and equipment               6,079             -
   Changes in operating assets and liabilities:
       Decrease in security deposits                            -         1,204
       (Increase) Decrease in Accounts Receivable           5,570        (7,070)
       (Increase) Decrease in prepaid and other
         current assets                                   122,466      (106,617)
       Increase in Accounts Payable and Accrued
         Liabilities                                      146,250       689,299
       Increase in customer deposits payable               53,940             -
                                                      ------------  ------------
          Net cash (used in) operating activities        (278,080)     (414,477)
                                                      ------------  ------------
Investing Activities:
   Purchase of restricted investments                           -    (4,801,562)
   Proceeds from liquidation of investments             3,563,062             -
   Capital expenditures                                   (46,248)      (19,556)
   Proceeds from sale of property and equipment           120,505             -
                                                      ------------  ------------
          Net cash (used in) investing activities       3,637,319    (4,821,118)
                                                      ------------  ------------
Financing Activities:
   Payment for Notes Receivable                           (20,000)      (75,000)
   Proceeds from the sale of Common Stock                 325,000     1,950,000
   Expense of Private Placement                                 -      (200,000)
   Redemption of Series B preferred stock              (3,250,000)            -
   Redemption of common stock                            (353,062)            -
   Proceeds from loan payables                             73,992             -
   Payments of loan payables                              (43,334)            -
   Proceeds from convertible notes payable                 95,000             -
   Payments of convertible notes payable                  (83,000)            -
   Proceeds from sale of cumulative convertible
     preferred stock - Series B                                 -     3,250,000
   Payments of notes payable                              (56,130)      (43,976)
                                                      ------------  ------------
          Net cash provided by (used in) financing
            activities                                 (3,311,534)    4,881,024
                                                      ------------  ------------
Effect of exchange rate change                                348             -
                                                      ------------  ------------
Net increase (decrease) in cash and cash equivalents       48,053      (354,571)
Cash and cash equivalents at beginning of period           13,126       367,697
                                                      ------------  ------------
Cash and cash equivalents at end of period            $    61,179   $    13,126
                                                      ============  ============
Cash paid during the period for:
   Interest expense                                   $    34,275   $     9,842
   Income taxes                                       $         -   $         -

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Year Ended
                                                             December 31,
                                                      --------------------------
                                                          2010          2009
                                                      ------------  ------------
Supplemental Disclosure of Cash Flow Information:
   Non-Cash Financing Activities:
     Issuance of Common Stock for payment of Accounts
       Payable                                        $     6,000   $    46,670
     Forgiveness of accrued compensation to related
       party                                                    -       150,000
     Common stock issued for payment of accrued
       compensation                                       125,000             -
     Dividends payable on preferred stock - Series B       60,102       205,685
     Discount on convertible notes payable                 95,000             -
     Reversal of dividends payable on preferred stock-
       Series A                                                 -        90,667
     Reversal of dividends payable on preferred stock-
       Series B                                           265,787             -
     Change in stated value of Series A Preferred Stock         -    12,744,900
     Conversion of notes payables to common stock          12,000             -
     Conversion of loan payables to common stock            7,500             -

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     TOMI Environmental Solutions, Inc., (the "Company" or "TOMI") is a global surface and air decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide misters, Ultra- Violet Ozone generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

     Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of a newly developed line of fixed and portable units that utilize hydrogen peroxide misting for a cost-effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks.

     Our products are designed to service a broad spectrum of commercial structures including office buildings, medical facilities, hotel and motel rooms, restaurants, meat and produce processing facilities, military barracks, athletic facilities and schools. Our products and services have also been used in single-family homes and multi-unit residences.

     We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species ("ROS") and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, Europe, the Middle East and the Far East.

     In July 2010, the Company established TOMI Environmental Solutions-Singapore Pte, Ltd. ("TOMI-Singapore"), a subsidiary with an ownership interest of 55% and began operations in Singapore.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     The Company had limited revenues during the years ended December 31, 2010 and 2009 and has incurred a net loss of $1,543,179 for the year ended December 31, 2010. The Company has not been able to generate positive cash from operations for the years ended December 31, 2010 and 2009. In addition, at December 31, 2010 the Company has a negative working capital of $1,256,790 and stockholders' deficiency of $1,008,234. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Principles of Consolidation

     The accompanying financial statements include the accounts of TOMI (a Florida Corporation) (Parent), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) and its 55% owned subsidiary, TOMI-Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassification of Accounts

     Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Fair Value Measurements

     The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

     Level 1 Quoted prices in active markets for identical assets or liabilities.

     Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

     Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

     The Company's financial instruments include cash and equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

     The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Cash and cash equivalents

     For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at December 31, 2010.

Property and Equipment

     We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation for equipment, furniture and fixtures and vehicles commences once placed in service for its intended use.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

     The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented.

     Intangible assets with definite lives are amortized over their estimated useful lives of 10 years.

Income (Loss) Per Share

     The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the year ended December 31, 2010, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has therefore, been excluded from the computation. For the year ended December 31, 2009, diluted earnings per common stock was calculated after consideration of common stock equivalents. For the year ended December 31, 2010, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 40,000 options (exercisable into 40,000 common shares). For the year ended December 31, 2009, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common stock for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000
common shares).    The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

Revenue Recognition

     For revenue from services and product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectibility of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Stock-based Compensation

     We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair
value and is recognized as expense over the requisite service period.   The
Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2010, the Company issued 40,000 options and 750,000 common shares under the Plan.

Income Taxes

     We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date.

Comprehensive Income

     Comprehensive income is calculated in accordance with ASC 220 "Comprehensive Income". ASC 220 requires the disclosure of all components of comprehensive income. As of December 31, 2010, comprehensive income relates to foreign currency translation adjustment relating to the Company's Singapore subsidiary.

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

Advertising and Promotional Expenses

     The Company expenses advertising costs in the period in which they are incurred. For the years ended December 31, 2010 and 2009, advertising expenses totaled approximately $12,000 and $22,000, respectively.

Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("ASC") as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting and organized them by topic. Relevant authoritative literature issued by the Securities and Exchange Commission ("SEC") and selected SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company's interim quarterly period beginning August 1, 2009. The adoption of the ASC did not have an impact on the Company's consolidated financial position, results of operations or cash flow.

     Effective August 1, 2009, the Company adopted a provision in accordance with ASC guidance for earnings per share (originally issued as FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities"). This guidance establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of the ASC did not have a material effect on the Company's consolidated financial statements.

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

NOTE 3.  PROPERTY AND EQUIPMENT

     At December 31, 2010 and December 31, 2009, property and equipment consisted of the following:

                                   December 31, 2010     December 31, 2009
                                   -----------------     -----------------
    Furniture and fixture          $         18,937      $         16,877
    Equipment                               147,049               188,734
    Vehicles                                132,055               219,766
                                   -----------------     -----------------
                                            298,041               425,377
    Less: Accumulated depreciation          144,403               118,744
                                   -----------------     -----------------
                                   $        153,638      $        306,633
                                   =================     =================

     Depreciation was $74,814 and $85,757 for the years ended December 31, 2010 and 2009, respectively.


NOTE 4.  INTANGIBLE ASSETS

     On February 23, 2008 the Company purchased from S.C.O. Medallion Healthy Homes LTD all intellectual property for the Medallion methodology system for $60,000.

     On April 18, 2008 the Company purchased intellectual property from Air Testing and Design, Inc. for $50,000. The property purchased includes intellectual property, trademarks, literature, drawings, schematics, vendor lists and rights to purchase and resell equipment and other proprietary and intellectual property associated with the ozone generators manufactured by the seller.

     The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $11,109 and $8,333 for the years ended December 31, 2010 and 2009, respectively. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of December 31, 2010 there was no impairment.


NOTE 5.  NOTES AND LOANS PAYABLE

Notes Payables

     The Company financed three field service vehicles in 2008 using notes payables with various terms. These notes are collateralized by the related field service vehicles. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and are payable in monthly installments of $4,448 (including principal and interest) and due by March 2012. As of December 31, 2010, the notes payables relating to two of the three field service vehicles have been paid. The remaining notes payable will mature in 2012 as follows: 2011 - $8,077; 2012 - $2,157. The note is secured by the vehicle acquired.

                                   December 31, 2010     December 31, 2009
                                   -----------------     -----------------
    Total vehicle notes            $         10,234      $         66,364
    Less: current portion                     8,077                45,896
                                   -----------------     -----------------
    Long-term portion:             $          2,157      $         20,468
                                   =================     =================

Convertible Notes Payable

     On April 26, 2010, the Company issued a convertible note payable in the amount of $60,000 due nine months after issuance and bearing an interest rate of 8% per annum. The note was convertible to common stock at the option of the holder based on a variable conversion price specified as the 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice. In the event of default, interest becomes 22% annum and the note was immediately due at an amount of 150% of outstanding principal and unpaid interest. A discount of $60,000 and a derivative liability of $32,832 were recorded upon issuance of the note. Amortization of debt discount was $60,000 for the year ended December 31, 2010. During the term of the convertible notes payable, the change in derivative liability totaling $31,749 was charged to other expense in 2010. On October 29, 2010, $6,000 of the convertible notes payable was converted to 177,515 common shares. On November 8, 2010, $6,000 of the convertible notes payable was converted to 197,368 common shares. On November 21, 2010 the Company paid the remaining $48,000 convertible notes payable plus interest of $17,060. The derivative liability resulting from the change in the fair market value of the convertible note payable at the date of settlement totaling $67,980 was recorded a reclassification to additional paid-in capital upon settlement of the convertible note payable.

     On May 17, 2010, the Company negotiated a convertible note payable in the amount of $35,000 due nine months after issuance and bearing an interest rate of 8% per annum. The note was convertible to common stock at the option of the holder based on a variable conversion price specified as the 42% discount of the average three lowest trading prices of the Company's stock during the prior ten trading days ending prior to the day of conversion notice. In the event of default, interest becomes 22% annum and the note was immediately due at an amount of 150% of outstanding principal and unpaid interest. A discount of $35,000 and a derivative liability of $24,532 were recorded upon issuance of the note. Amortization of debt discount was $35,000 for the year ended December 31, 2010. During the term of the convertible notes payable, the change in derivative liability totaling $18,520 was charged to other expense in 2010. On November 21, 2010 the Company repaid the full amount of the convertible notes
payable of $35,000 plus interest of $12,440.   The derivative liability
resulting from the change in the fair market value of the convertible note payable at the date of settlement totaling $39,656 was recorded as a reclassification to additional paid-in capital upon settlement of the convertible note payable.

     The Company paid expenses totaling $5,500 in connection with the two notes.

Loans Payable

     Loans totaling $73,992 (which includes loans in the amount of $57,492 from the Company's CEO) were advanced to the Company during the year ended December 31, 2010 and are non-interest bearing and payable on demand. During the fourth quarter of 2010 the Company issued 100,000 shares of common stock as consideration for payment of $5,000 principal of the loans payable to the CEO. The Company also issued 50,000 shares in payment of $2,500 principal to another party. At December 31, 2010, the Company had loan payables totaling $23,158 (which includes an amount of $20,658 from the Company's CEO).


NOTE 6.  SHAREHOLDERS' EQUITY

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

Convertible Series A Preferred Stock

     The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.001 par value. At December 31, 2010 and 2009, there were 510,000 shares issued and outstanding.

Common Stock

     The Company has authorized 75,000,000 shares of common stock, par value $0.01. At December 31, 2010 and 2009, there were 48,282,871 and 35,277,480 shares issued and outstanding, respectively.

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

     On October 12, 2009, the Company purchased 19% of the issued and outstanding member interests of Advanced Disinfectant Technologies LLC ("Adtec"). Pursuant to the agreement the Company purchased the stated interest in Adtec for consideration of 190,000 shares of its common stock valued at $902,500 based on the closing price of the Company's common stock of $4.75 on October 12, 2009. Adtec has had minimal revenues since inception and was essentially engaged in research and development; as a result, the $902,500 acquisition cost has been expensed as research and development.

     On November 3, 2009, TOMI issued 100,000 common shares for $200,000 under a stock subscription agreement.

     The Company issued 162,965 common shares valued at $419,826 during the year ended December 31, 2009 as compensation for services rendered by consultants.

     On April 13, 2010, the Company's Board of Directors rescinded the transaction entered into in February 2009 with Taurus Global Opportunity Fund, canceled 3,250 shares of the Series B stock and 350,000 common shares and paid the holders $3,563,062 from the proceeds of the restricted investment. The accrued dividends on the Series B stopped upon the effective date of the cancellation of the agreement on April 13, 2010 and the accrued dividend of $265,787 was reversed into additional paid in capital. In connection with this transaction, the Company recognized a loss on investment of $1,238,652 for the year ended December 31, 2009.

     In July 2010, the Company cancelled 190,000 shares valued at $902,500 due to a recession of the Adtec agreement to acquire 19% of the issued and outstanding member interest of Adtec. Accordingly, the Company recognized a credit of $902,500 which offset the $902,500 research and development expense originally recognized in 2009. The Company is evaluating legal recourse.

     In September 2010 and in a private placement transaction, the Company sold 1,875,000 restricted common shares to investors for $75,000.

     In October and November of 2010, a total of $12,000 principal convertible notes payable were converted into 374,883 common shares.

     In November 2010, and in a private placement transaction, the company sold 5,555,556 restricted common shares for $250,000.

     In September 2010, the Company issued 300,000 common shares valued at $18,000 in settlement of a lawsuit.

     During the year ended December 31, 2010, the Company issued 2,989,952 common shares valued at $211,712 as compensation for consulting services.

     During the year ended December 31, 2010, the Company cancelled 200,000 common shares valued at $40,000 that was previously issued to a consultant due to cancellation of a consulting agreement. This amount was credited to professional fees. In addition, the Company reversed a liability to issue common stock amounting to $250,000. This amount has been credited to other general and administrative expenses.

     In December 2010, the Company issued 150,000 shares of common stock as consideration for payment of $7,500 principal loans payable.

Stock Options

     The Company issued a total of 40,000 options valued at $84,000 to two directors in January 2010. The options have an exercise price of $2.10 and a fair market value of $2.10 per option. The options expire on January 2020. The options were valued using the black-scholes model using the following assumptions: volatility - 316%; dividend yield - 0%; zero coupon rate - 3.85% and a life of 10 years. As of December 30, 2010, 40,000 options remain issued and outstanding.


NOTE 7.  RELATED PARTY

     On November 16, 2008, the Company entered into an employment agreement with its President and CEO, Dr. Halden Shane. The agreement calls for annual base salary of $390,000 plus incentive cash bonuses and certain benefits. The agreement terminates upon the death or disability of Dr. Shane.

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

     On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to include the vesting period for the Series A Preferred Stock issued. The vesting period was established as June 2007 through December 31, 2011 and until the Company had reached at least one million dollars in annual gross revenue. The Series A Preferred Stock issued to the CEO was also amended to remove dividends; therefore, dividends accrued of $90,667 at December 31, 2008 were reversed during the three months ended March 31, 2009.

     The Company's Board of Directors' amended its articles of incorporation on March 31, 2009 to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one and to reduce the par value per share of Series A Preferred Stock to $0.01 from $25. As a result, of both the establishment of a vesting period and the change in conversion rate, the Company has recorded $18,312,558 in net compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in other general and administrative expenses during the year ended December 31, 2008. At December 31, 2009, the Company has recorded $1,138,605 in deferred compensation related to the vesting feature and this deferred amount will be amortized over the remaining 12 month period. Amortization of deferred compensation was $853,953 for the year ended December 31, 2009. During the year ended December 31, 2010 amortization expense totaled $1,138,605 fully amortizing this compensation element. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. All share and per share data have been retroactively adjusted to reflect the recapitalization.

     On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital. On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company's common stock, valued at $146,250, to Dr. Halden Shane. The common shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at December 31, 2009. At December 31, 2010, deferred compensation associated with this transaction totaled $52,788 and a total of $93,462 has been amortized during the year ended December 31, 2010.

     In August 2010, the Company issued to Dr. Shane 2,500,000 shares of common stock as consideration for payment of $125,000 accrued compensation. These shares were valued at $275,000 which was the quoted market value on the date of issuance. Accordingly, the Company recorded compensation expense of $150,000 in connection with this transaction.

     As of December 31, 2010, the Company has accrued $1,066,269 for unpaid wages under the employment agreement.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to a legal proceeding and claim which has arisen in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.


NOTE 9.  NOTES RECEIVABLES

     The Company is the holder of two promissory notes with Advanced Disinfectant Technologies ("Adtec") in the amount of $75,000 and $20,000 due on November 30, 2010 and February 2011, respectively. The notes bear interest of 8% per annum. In the event of default, the Company is entitled to receive seven foggers for the first note and two foggers for the second note at no charge. As of December 31, 2010, the Company fully reserved these notes receivables and recorded bad debt expense of $95,000.


NOTE 10.  INCOME TAXES

     At December 31, 2010 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $4,550,000, which may be applied against future taxable income, if any, from 2027 to 2030. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

     At December 31, 2010 the Company had a deferred tax asset of approximately $1,547,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized any tax benefit or tax assets from these loss carry-forwards due to the fact that realization of the tax benefit is uncertain and therefore, a valuation allowance equal to 100% of the tax benefit has been applied against the value of any tax asset arising from these losses. The difference between the federal statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $148,000 in 2010.


NOTE 11.  SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

     On February 7, 2011, the Company entered into a joint venture agreement with Zera Investments, a Singapore private investment company. The agreement calls for Zera to perform marketing of the Company's products and the raising of capital.

     In February 2011, the Company issued 572,115 common shares for payment of $14,875 legal expenses.

     In February 2011, the Company's entered into a new employment agreement with its CEO. The agreement calls for annual base compensation of $20,000, subject to Consumer Price Index increases, incentive performance bonuses equal to 12% of the Company's annual GAAP earnings for the year 2011 to 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015.

     In February 2011, the CEO was issued 14,076,923 shares of common stock as consideration for payment of $366,000 accrued compensation. Further, the CEO forgave accrued compensation due him amounting to $700,000. The compensation forgiven by the CEO has been treated as a capital contribution to the Company and therefore has been recorded as additional paid-in capital in February 2011.

     In February 2011, the Company sold 750,000 shares of common stock for $63,750.