Form 10-Q
period 2011-03-31
TOMI Environmental Solutions, Inc.
filed 2011-05-16
CIK 314227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2011

                                      or

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

As of May 13, 2011, the registrant had 64,451,909 shares of common stock outstanding.

        FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2011

                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                               2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               15

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        19

   ITEM 4.  CONTROLS AND PROCEDURES                                           19


PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                 20

   ITEM 1A. RISK FACTORS                                                      20

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       20

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               20

   ITEM 5.  OTHER INFORMATION                                                 20

   ITEM 6.  EXHIBITS                                                          20

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 (Unaudited)
                                                               March 31, 2011      December 31, 2010
                                                             ------------------    -----------------
            ASSETS

Current Assets:
---------------
   Cash and cash equivalents                                 $          34,639     $         61,179
   Prepaid expenses                                                          -                2,862
                                                             ------------------    -----------------
        Total Current Assets                                            34,639               64,041

   Property and equipment,net                                          132,272              153,638
   Intangible assets, net                                               88,882               91,659
   Security deposits                                                     5,416                5,416
                                                             ------------------    -----------------
        Total Assets                                         $         261,209     $        314,754
                                                             ==================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
--------------------
   Accounts payable and accrued expenses                     $         219,669     $        169,475
   Accrued officers' compensation                                        5,000            1,066,269
   Notes payable - current portion                                       8,292                8,077
   Loan payable                                                         53,868               23,158
   Customer depoits                                                          -               53,940
                                                             ------------------    -----------------
        Total Current Liabilities                                      286,829            1,320,919

Long-Term Liabilities:
----------------------
   Non-current portion of notes payable                                      -                2,157
                                                             ------------------    -----------------
        Total Liabilities                                              286,829            1,323,076
                                                             ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency:
-------------------------
   Cumulative Convertible Series A Preferred Stock,
     par value $0.01; 1,000,000 shares authorized;
     510,000 and 510,000 shares issued and
     outstanding at March 31, 2011 and
     December 31, 2010                                     $             5,100     $          5,100
   Common Stock; par value $0.01; 75,000,000 shares
     authorized; 63,701,909 and 48,282,871 shares
     issued and outstanding at March 31, 2011 and
     December 31, 2010, respectively                                   637,019              482,829
   Additional paid-in Capital                                       10,783,305            9,584,424
   Accumulated deficit                                             (11,425,581)         (11,032,491)
   Deferred compensation                                               (34,507)             (52,788)
   Accumulated other comprehensive income                                  617                  348
                                                             ------------------    -----------------
   Total TOMI Environmental Solutions, Inc.
     Shareholders' Deficency                                           (34,047)          (1,012,578)
   Non-Controlling Interest                                              8,427                4,256
                                                             ------------------    -----------------
        Total Stockholders' Equity (Deficiency)                        (25,620)          (1,008,322)
                                                             ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $         261,209     $        314,754
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        F-1

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                    For the Quarters Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                    2011                  2010
                                                             ------------------    -----------------
Net revenue                                                  $         147,974     $        271,045
Cost of sales                                                          105,122              127,885
                                                             ------------------    -----------------
Gross Profit                                           		        42,852              143,160
                                                             ------------------    -----------------
Costs and Expenses:
-------------------
   Professional fees                                     	        66,180               40,016
   Other general and administrative expenses                           362,399              254,078
   Management and consulting fees - related party                            -              284,651
                                                             ------------------    -----------------
      Total Costs and Expenses                                         428,579              578,745
                                                             ------------------    -----------------
Loss from Operations                                                  (385,727)            (435,585)
                                                             ------------------    -----------------
Other Income (Expense):
------------------------
   Other income, net                                                         -               67,366
   Interest expense                                                     (3,192)              (2,374)
                                                             ------------------    -----------------
      Total Other Income (Expense)                                      (3,192)              64,992
                                                             ------------------    -----------------
Net Loss                                                     $        (388,919)    $       (370,593)
                                                             ==================    =================
Net loss attributable to common stockholders
   Net loss                                                  $        (388,919)    $       (370,593)
   Preferred stock dividend                                                  -               60,103
                                                             ------------------    -----------------
   Loss attributable to common stockholders
     before non-controlling interest              	              (388,919)            (430,696)

   Income attributable to non-controlling interest                       4,171                    -
                                                             ------------------    -----------------
      Net loss attributable to common stockholders           $        (393,090)    $       (430,696)
                                                             ==================    =================

Basic loss per common share                                  $           (0.01)    $          (0.01)
                                                             ==================    =================
Basic weighted average number of shares outstanding    	            54,668,398           35,277,480
                                                             ==================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                        F-2

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Quarters Ended
                                                                                          March 31,
                                                                           ---------------------------------------
                                                                                  2011                  2010
                                                                           ------------------    -----------------
Operating Activities:
    Net loss attributable to the Company                                   $        (393,090)    $       (370,593)
    Less: Net earnings attributable to non-controlling interest                        4,171                    -
                                                                           ------------------    -----------------
    Net loss                                                               $        (388,919)    $       (370,593)

    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                25,160               23,181
         Bad debt expense                                                                  -                5,870
         Common stock and options issued for services                                207,177                    -
         Amortization of deferred compensation                                        18,281              323,271
         Decrease in deferred revenue                                                      -             (199,022)
         Gain on sale of equipment                                                         -              (67,366)

     Changes in operating assets and liabilities:
         (Increase) in accounts receivable                                                 -                 (865)
         Decrease in prepaid and other current assets                                  2,862              122,899
         Increase in accounts payable and accrued expenses                            71,068              110,597
         (Decrease) in obligations to issue common stock                                   -              (18,500)
         (Decrease) in customer deposits                                             (53,940)                   -
                                                                           ------------------    -----------------
    Net cash used in operating activities                                           (118,311)             (70,528)
                                                                           ------------------    -----------------

Investing Activities:
         Purchase of equipment                                                        (1,016)                   -
         Proceeds from sale of equipment                                                   - 	          105,000
                                                                           ------------------    -----------------
    Net cash provided by (used) in investing activities                               (1,016) 	          105,000
                                                                           ------------------    -----------------
Financing Activities:
     Payments of notes receivable                                                          -              (20,000)
     Proceeds from sale of common stock                                               63,750                    -
     Proceeds from loan payables                                                      32,122                    -
     Payments of loan payables                                                        (1,412)                   -
     Payments of notes payables                                                       (1,942)             (26,735)
                                                                           ------------------    -----------------
    Net cash provided by (used in) financing activities                               92,518              (46,735)
                                                                           ------------------    -----------------
Effect of exchange rate change                                                           269                    -
                                                                           ------------------    -----------------
Net decrease in cash and cash equivalents                                            (26,540)             (12,263)

Cash and cash equivalents at beginning of period                                      61,179               13,126
                                                                           ------------------    -----------------
Cash and cash equivalents at end of period                                 $          34,639     $            863
                                                                           ==================    =================
Cash paid during the period for:
     Interest expense                                                      $           3,192     $          2,735
     Income tax                                                            $               -     $              -

The accompanying notes are an integral part of these consolidated financial statements.

                       TOMI ENVIRONMENTAL SOLUTIONS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Quarters Ended
                                                                                          March 31,
                                                                           ---------------------------------------
                                                                                  2011                  2010
                                                                           ------------------    -----------------
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------
     Non-Cash Financing Activities:
        Dividend payable on preferred stock                                $               -     $         60,103
        Forgiveness of compensation - Officer                              $         700,269     $              -
        Common stock issued as consideration for accrued
           compensation - Officer                                          $         366,000     $              -
        Common stock issued as consideration of accrued expenses           $          14,875     $              -
        Accrued expenses applied to option exercise                        $           1,000     $              -

The accompanying notes are an integral part of these consolidated financial statements.

                                        F-4

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     The Company had limited revenues during the year ended December 31, 2010 and the quarter ended March 31, 2011. The Company has not been able to generate positive cash from operations for the years ended December 31, 2010 and the quarter ended March 31, 2011. In addition, at March 31, 2011, the Company has a negative working capital of $252,190 and negative operating cash flows of $118,311. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 30, 2011. The Company follows the same accounting policies in the preparation of interim reports.


Principles of Consolidation

     The accompanying financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada) and its 55% owned subsidiary, TOMI Environmental Solutions-Singapore Pte, Ltd. (TOMI-Singapore). All significant intercompany accounts and transactions have been eliminated in consolidation.


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


Cash and cash equivalents

     For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at March 31, 2011.


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

     We have made no material adjustments to our long-lived assets in any of the periods presented.

     Intangible assets with definite lives are amortized over their estimated useful lives of 10 years.


Income (Loss) Per Share

     The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the quarter ended March 31, 2011 and March 31, 2010, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has therefore, been excluded from the computation. For the quarter ended March 31, 2011, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 60,000 options (exercisable into 60,000 common shares). For the quarter ended March 31, 2010, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common shares for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares). The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.


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


Share-based Compensation

     We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair
value and is recognized as expense over the requisite service period.   The

Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of March 31, 2011, the Company issued 60,000 options and 750,000 common shares under the Plan.


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


Comprehensive Income

     Comprehensive income is calculated in accordance with ASC 220 "Comprehensive Income". ASC 220 requires the disclosure of all components of comprehensive income. As of March 31, 2011 comprehensive income relates to foreign currency translation adjustment relating to the Company's Singapore subsidiary.


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


Advertising and Promotional Expenses

     The Company expenses advertising costs in the period in which they are incurred. For the quarter ended March 31, 2011 and 2010, advertising and promotional expenses totaled approximately $321 and $2,625, respectively.


Recent Accounting Pronouncements

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


NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                      March 31, 2011         December 31, 2010
                                    ------------------       -----------------
                                        (Unaudited)

     Furniture and fixture          $          18,937        $         18,937
     Equipment                                148,065                 147,049
     Vehicles                                 132,055                 132,055
                                    ------------------       -----------------
                                              299,057                 298,041

     Less: Accumulated depreciation           166,785                 144,403
                                    ------------------       -----------------
                                    $         132,272        $        153,638
                                    ==================       =================

     Depreciation was $22,382 and $20,403 for the three months ended March 31, 2011 and 2010, respectively.


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

     The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,778 during the three months ended March 31, 2011 and 2010. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC

350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of March 31, 2011 there was no impairment.


NOTE 5: DEBT

Notes Payables

     The Company financed three field service vehicles using notes with various terms that have been recorded in the financial statements as notes payable. As of March 31, 2011, two field service vehicles have been fully paid and one field service vehicle has a balance of $8,292 remaining. The remaining note payable expires in March 2012 and has an interest rate of approximately
10% per annum and payable in monthly installments of $732.16 including principal and interest. The remaining note payable amount will mature through 2012 as
follows:  2011 - $6,135, 2012 - $2,157.   The note is secured by the vehicle
acquired.

                                      March 31, 2011
                                    ------------------
     Total Vehicle Notes            $          8,292
     Less: Current Portion                     8,292
                                    ------------------
     Long term Portion              $              -
                                    ==================


Loans Payable

     At March 31, 2011, loans totaling $53,868 (which includes loans in the amount of $53,844 from the Company's CEO) were advanced to the Company and are non-interest bearing and payable on demand.


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


Convertible Series A Preferred Stock

     The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At March 31, 2011 and December 31, 2010, there were 510,000 shares issued and outstanding.

Common Stock

     The Company has authorized 75,000,000 shares of common stock, par value $0.01. At March 31, 2011 and December 31, 2010, there were 63,701,909 and
48,282,871 shares issued and outstanding, respectively.

     In February 2011, the Company issued 572,115 common shares with a fair market value of $22,975 for payment of accrued legal fees in the amount of $14,875; the excess fair market value of the common shares of $8,100 was recorded as legal expenses during the three months ended March 31, 2011.

     In February 2011, the Company issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 has been recorded as share-based compensation during the three months ended March 31, 2011. Further, the CEO forgave accrued compensation due him amounting to $700,269. The compensation forgiven by the CEO has been treated as a capital contribution to the Company and therefore has been recorded as additional paid-in capital in February
2011.

     In February 2011, the Company sold 750,000 shares of common stock for $63,750.

     In February 2011, 20,000 stock options were exercised at a value of $0.05 per common stock.


Stock Options

     The Company issued a total of 40,000 options valued at $2,000 to two directors in January 2011. The options have an exercise price of $0.05 and a fair market value of $0.05 per option. The options expire on January 2021. The options were valued using the black-scholes model using the following assumptions: volatility - 348%; dividend yield - 0%; zero coupon rate 3.50% and a life of 10 years. The following table summarizes stock option as of March 31, 2011:

                                                Weighted
                                                Average
                                Weighted        Remaining         Weighted
                                Average         Contractual Life  Average Fair
                     Options    Exercise Price  (Years)           Market Value
                   -----------  --------------  ----------------  ------------
Outstanding at
December 31, 2010     40,000    $        2.10              9.00   $      2.10
     Granted          40,000             0.05              9.75          0.05
     Exercised       (20,000)            0.05              9.75          0.05
                   -----------  --------------  ----------------  ------------
Outstanding at
March 31, 2011        60,000    $        1.42              9.08   $      1.42
                   ===========  ==============  ================  ============

NOTE 7:  RELATED PARTY

     In February 2011, the Company's entered into a new employment agreement with its CEO. The agreement calls for annual base compensation of $20,000, subject to Consumer Price Index increases, incentive performance bonuses equal to 12% of the Company's annual GAAP earnings for the year 2011 to 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015. During the quarter ended March 31, 2011, a total of $5,000 was recorded as compensation for the Company's CEO.

     In February 2011, the Company issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 has been recorded as share-based compensation during the three months ended March 31, 2011. Further, the CEO forgave accrued compensation due him amounting to $700,269. The compensation forgiven by the CEO has been treated as a capital contribution to the Company and therefore has been recorded as additional paid-in capital in February
2011.

     On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital. On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company's common stock, valued at $146,250, to Dr. Halden Shane. The common shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at December 31, 2009. At March 31, 2011, deferred compensation associated with this transaction totaled $34,507 and a total of $18,281 has been amortized during quarter ended March 31, 2011 and 2010.

     On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. The Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008; the difference of $2,087,442 was deferred and amortized through December 31, 2010. The fair value was determined using the price of the stock on the date the board approved the amendment to the
agreement.   During the quarter ended March 31, 2011 and 2010, none and $284,651 of the deferred compensation was amortized and recorded as management and consulting fees.


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

     In April 2011, the Company sold 750,000 common shares valued at $63,750.

     In April 2011, the Company established TOMI Environmental Solutions-China (TOMI-China), a Chinese subsidiary with an ownership interest of 55%.

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

     The Company began sales to international locations during the third quarter of 2010. From the third quarter of 2010 to March 31, 2011, the Company had international net revenues totaling $136,511.


Business Outlook

     TOMI's business growth objective is to be "The Global Leader in Surface-Air Decontamination and Infectious Disease Control" by developing and acquiring a premier platform of Hydrogen Peroxide Misters, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support quality research on other air remediation solutions including hydroxyl radicals and other ROS (Reactive Oxygen Species) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales throughout Europe, the Middle East and the Far East.

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

     During the third quarter of 2010, TOMI formed its first foreign subsidiary in Singapore. TOMI Environmental Solutions-Singapore Pte, Ltd and has recently filled two recent orders from COSEM, which is a Safety & Security Services Pte. Ltd, a wholly owned subsidiary company of the Co-operative of SCDF Employees Ltd. It is managed and staffed by experienced ex-employees of the Singapore Civil Defense Force (SCDF). The new Singapore subsidiary, which is majority, owned by the Company, will feature an array of experienced individuals with specific knowledge of the customers, business climate, and state-owned industries that understand the urgent need to have clean air, rapid surface and air decontamination along with the ability to properly control any outbreaks of
infectious disease.   Management believes that these contacts will foster
critical relationships and convince more customers that TOMI Environmental Solutions will improve homeland security and infectious disease control within indoor environments.

     In February 2011, TOMI entered into a joint venture with ZERA Investments, a private investment company comprised of respected local financial entrepreneurs that the Company believes will generate material new business opportunities. The Company has received orders for two of its major products and expects additional orders to follow.

     The agreement provides for an exclusive license to distribute the Product for all applications within the following foreign countries: Saudi Arabia, Kuwait, Bahrain, Qatar, the United Arab Emirates (also known the GCC countries), Singapore, Thailand and Hungary. This includes the right to sub-license, and the right to register others as the exclusive representatives of TOMI in the countries listed above. Along with the exclusive license TOMI has an exclusive license to distribute the Product to certain businesses in the United States. This license is for up to two years providing certain sales milestones are reached.

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

     In April 2011, TOMI formed TOMI Environmental Solutions - China ("TOMI-China"), having a 55% ownership in the subsidiary. In connection with the formation of TOMI-China, TOMI-US and the 45% stockholder, Eco-Green Environmental Private Limited, a private company, entered into a joint venture agreement. This new subsidiary is based in China and is comprised of respected local Political and business members. The joint venture partner has a history and expertise in the environmental and green housing industry. Already the Company is finishing a proposal for sales of its products and expects to receive more orders in the near future.

     In May 2011, we contracted an independent sales agent, Accu-Med Marketing L.L.C. ("Acc-Med"), to promote and market our products on a non-exclusive basis in the United States. Acc-Med has the resources to successfully market our products.


Critical Accounting Policies and Estimates

     Refer to our Form 10-K filed with SEC on March 30, 2011.


Recent Accounting Pronouncements

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


Results of Operations for the Three Months March 31, 2011 Compared to the Three Months Ended March 31, 2010

     During the quarter ended March 31, 2011, we had total revenue of $147,974, as compared to total revenue of $271,045 for the quarter ended March 31, 2010. This decrease in revenues is primarily attributable to our change in business model, whereby we were previously licensing our technology and servicing and selling our equipment. The decrease in revenue for the quarter ended March 31, 2011 when compared to the prior comparable period is due to the size of equipment sales. The Company had more customers during the quarter ended March 31, 2011 as compared to the one significant customer in the quarter ended March 31, 2010; however, we had one significant sale during the quarter ended March 31, 2010.

     Professional fees include legal, accounting and management consulting expenses. Professional fees totaled $66,180 and $40,016 for the quarter ended March 31, 2011 and 2010, respectively. The increase in professional fees is due to higher legal fees and accounting fees.

     General and administrative expenses primarily include share-based compensation, payroll and payroll related expenses, rent and depreciation. General and administrative expenses totaled $362,399 and $254,078 for the quarter ended March 31, 2011 and 2010, respectively. General and administrative expenses for the quarter ended March 31, 2011 includes $207,177 non-cash share-
based compensation.   In February 2011, we issued 14,076,923 shares of common
stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 was recorded as share-based compensation during the three months ended March 31, 2011 attributing to an increase in general and administrative expense for the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010. This increase in general and administrative expense for the quarter ended March 31, 2011 was offset by a decrease of approximately $110,000 in quarterly CEO compensation resulting from the execution of a new employment agreement with our CEO in January 2011 which reduced his base annual compensation to $20,000.

     Management and consulting fees totaled $0 and $284,651 for the quarter ended March 31, 2011 and 2010, respectively. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. The Board of Directors' amended the Company's articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008; the difference of $2,087,442 was deferred and amortized through December 31, 2010. The fair value was determined using the price of the stock on the date the board approved
the amendment to the agreement.   The deferred compensation was fully amortized
and recognized as management and consulting fee through December 31, 2010 and thus, there was no such expense during the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010.

     Other income and expense, net, totaled ($3,192) and $64,992 for the quarter ended March 31, 2011 and 2010, respectively. The decrease in other income and expense, net, is attributed to a gain from sale of a van and equipment during the quarter ended March 31, 2010; there were no such items during the quarter ended March 31, 2011.


Liquidity and Capital Resources

     The condensed consolidated financial statements contained in this Interim Report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an immediate and urgent need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

     We plan on funding operations and our liquidity needs from licensing and sales arrangements, structured similarly to our current Licensing and Sales Agreement that have profit margins from sale of equipment, licensing of equipment, and recurring income from solution sales.

     We also intend to continue to raise equity capital through the sale of restricted stock and short-term notes convertible into common stock.

     Our liquid assets consist of cash and cash equivalents.


Contractual Obligations

     None.


Off-Balance Sheet Arrangements

     None.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.


ITEM 4. CONTROLS AND PROCEDURES

     We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2011.

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

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended March 31, 2011.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any material proceedings or threatened proceedings as of the date of this filing.


ITEM 1A. RISK FACTORS.

     See discussion contained in 10-K filed with the Commission on March 30, 2011.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     In February 2011, we sold 750,000 shares of common restricted stock for $63,750.

     In April 2011, we sold 750,000 shares of common restricted stock for $63,750.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5. OTHER INFORMATION.

     None.


ITEM 6. EXHIBITS

Part I:  Exhibits

     31.1   Principal Executive Officer Certification

     31.2   Principal Financial Officer Certification

     32.1   Section 1350 Certification


Part II:  Exhibits

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TOMI ENVIRONMENTAL SOLUTIONS, INC.


Date: May 16, 2011

By: /s/ Halden Shane
    ------------------------------------------------
        Halden Shane
        Principal Executive Officer
        Principal Financial and Accounting Officer