Form 10-Q
period 2011-06-30
TOMI Environmental Solutions, Inc.
filed 2011-08-22
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1947988
(State or other jurisdiction incorporation or organization)	(IRS Employer Identification No.)

9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212

(Address of principal executive offices) (Zip Code)

(800) 525-1698

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 15, 2011 the registrant had 64,457,533 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash Equivalents	$17,646	$61,179
Inventory	1,024	—
Prepaid expenses	—	2,862

Total Current Assets	18,670	64,041

Property and equipment, net	111,280	153,638
Intangible assets, net	86,104	91,659
Security deposits	5,416	5,416

Total Assets	$221,470	$314,754

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$221,683	$169,475
Accrued officers’ compensation	10,000	1,066,269
Notes payable - current portion	6,303	8,077
Loan payable - related party	54,987	23,158
Customer deposits	—	53,940

Total Current Liabilities	292,973	1,320,919

Long-Term Liabilities
Non-current portion of notes payable	—	2,157

Total Liabilities	292,973	1,323,076

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ Deficiency
Cumulative Convertible Series A Preferred Stock; par value $0.01; 1,000,000 shares authorized; 510,000 and 510,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	$5,100	$5,100
Common Stock; par value $0.01; 75,000,000 shares authorized; 64,457,533 and 48,282,871 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	644,575	482,829
Additional paid-in capital	10,841,149	9,584,424
Accumulated deficit	(11,551,544)	(11,032,491)
Deferred compensation	(16,226)	(52,788)
Accumulated other comprehensive income	996	348

Total TOMI Environmental Solutions, Inc. Stockholders’ Deficiency	(75,950)	(1,012,578)
Non-Controlling Interest	4,447	4,256

Total Stockholders’ Deficiency	(71,503)	(1,008,322)

Total Liabilities and Stockholders’ Deficiency	$221,470	$314,754

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months June 30,
	2011	2010	2011	2010

Net revenue	$10,514	$17,978	$158,488	$289,023
Cost of sales	4,937	535	110,059	128,421

Gross profit	5,577	17,443	48,429	160,602

Costs and Expenses:
Professional fees	38,106	101,662	104,286	141,678
Other general and administrative expenses	92,742	328,877	455,141	601,236
Management and consulting fees - related party	—	302,932	—	569,302

Total Costs and Expenses	130,848	733,471	559,427	1,312,216

Loss from Operations	(125,271)	(716,028)	(510,998)	(1,151,614)

Other Income (Expense)
Other income (expense), net	—	(61,457)	—	5,909
Change in fair market value of derivative liability	—	(55,120)	—	(55,120)
Foreign currency exchange loss	(498)	—	(498)	—
Interest expense	(4,174)	(2,096)	(7,366)	(4,470)

Total Other Income (Expense)	(4,672)	(118,673)	(7,864)	(53,681)

Net loss	$(129,943)	$(834,701)	$(518,862)	$(1,205,295)

Net loss attributable to common stockholders
Net loss	$(129,943)	$(834,701)	$(518,862)	$(1,205,295)
Preferred stock dividend	—	—	—	—

Loss attributable to common stockholders before non-controlling interest	$(129,943)	$(834,701)	$(518,862)	$(1,205,295)

Income attributable to non-controlling interest	$(3,980)	$—	$191	$—

Net loss attributable to common stockholders	$(125,963)	$(834,701)	$(519,053)	$(1,205,295)

Basic earnings per common share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Basic weighted average number of shares outstanding	64,249,511	34,915,865	59,449,715	35,058,381

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Operating Activities:
Net loss attributable to the Company	$(519,053)	$(1,205,295)
Less: Net earnings attributable to non-controlling interest	191	—

Net loss	(518,862)	(1,205,295)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,883	52,333
Bad debt expense	—	100,870
Share-based compensation	208,827	34,245
Amortization of deferred compensation	36,562	626,203
Change in fair value of derivative liability	—	55,120
Gain on sale of equipment	—	(5,919)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(2,230)
Decrease in prepaid expenses and other assets	2,862	122,899
(Increase) in inventory	(1,024)	—
Increase in accounts payable and accrued expenses	78,082	252,918
(Decrease) in obligations to issue common stock	—	(18,500)

(Decrease) in deferred revenue	(53,940)	(199,022)

Net cash used in operating activities	(197,610)	(186,378)

Investing Activities:
Proceeds from liquidation of investments	—	3,563,062
Purchase of equipment	(1,969)	(2,060)
Proceeds from sale of equipment	—	122,030

Net cash provided from investing activities	(1,969)	3,683,032

Financing Activities:
Redemption of Series B Preferred Stock	—	(3,250,000)
Redemption of Common Stock	—	(313,063)
Payments of notes receivable	—	(20,000)
Proceeds from sale of common stock	127,500	—
Proceeds from loan payables	33,241	17,500
Payments of loan payables	(1,412)	—
Proceeds from convertible notes payable	—	95,000
Payments of notes payables	(3,931)	(36,334)

Net cash used in financing activities	155,398	(3,506,897)

Effect of exchange rate change	648	—

Net decrease in cash and cash equivalents	(43,533)	(10,243)
Cash and cash equivalents at beginning of period	61,179	13,126

Cash and cash equivalents at end of period	$17,646	$2,883

Cash paid during the period for:
Interest expense	$6,401	$2,097
Income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Dividend payable on preferred stock - Series B	$—	$60,102
Discount on convertible debt	$—	$57,364
Common stock issued for prepaid consulting services	$—	$40,935
Reversal of dividends payable on preferred stock - Series B	$—	$265,787
Forgiveness of compensation	$700,269	$—
Common stock issued as consideration for accrued compensation - officer	$366,000	$—
Common stock issued as consideration for accrued expenses	$14,875	$—
Accrued expenses applied for option exercise	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., (the “Company” or “TOMI”) is a global surface and air decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide six-log technology, Ultra- Violet Ozone generators, Ultra-Violet Germicidal Irradiation (“UVGI”) products and other green indoor environmental technologies.

Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of a newly developed line of fixed and portable units that convert a less than 7 1/2% hydrogen peroxide based solution into a ROS (Reactive Oxygen Species) aerosol mist for a cost-effective method of decontaminating and sterilizing surfaces and air which control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks.

Our products are designed to service a broad spectrum of commercial structures including hospitals, office buildings, all medical facilities, hotel and motel rooms, restaurants, meat and produce processing facilities, military barracks, athletic facilities and schools. Our products and services have also been used in single-family homes and multi-unit residences.

We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, Europe, the Middle East and the Far East.

In July 2010, the Company established TOMI Environmental Solutions-Singapore Pte, Ltd. (“TOMI-Singapore”), a subsidiary with an ownership interest of 55% and began operations in Singapore.

On February 7, 2011, the Company entered into a joint venture agreement with Zera Investments, a Singapore private investment company. The agreement calls for Zera to perform marketing of the Company’s products and the raising of capital.

In April 2011, the Company established TOMI Environmental Solutions-China (TOMI-China), a Chinese subsidiary with an ownership interest of 55%.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2010 and the six months ended June 30, 2011. The Company has not been able to generate positive cash from operations for the years ended December 31, 2010 and the six months ended June 30, 2011 and incurred a net loss of $518,862 for the six months ended June 30, 2011. In addition, at June 30,

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2011, the Company has a negative working capital of $274,303 and negative operating cash flows of $197,610. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans on funding operations and liquidity needs from licensing arrangements, debt financing and sales of its common stock and notes convertible into common stock. There can be no assurance that additional funds required for continued operations during the next year or thereafter will be generated from our operations.

Should the Company seek additional funds from external sources such as debt or additional equity financings or other potential sources, there can be no assurance that such funds will be available on terms acceptable to the Company or that they will not have a significant dilutive effect on the Company’s existing stockholders. The inability to generate cash flow from operations or to raise sufficient capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

Accordingly, the Company’s existence is dependent on management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada) and its 55% owned

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries, TOMI Environmental Solutions-Singapore Pte, Ltd. (TOMI-Singapore) and TOMI Environmental –China (TOMI – China). TOMI - China has been dormant since its formation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company’s financial instruments include cash and equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at June 30, 2011.

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

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three and six months ended June 30, 2011 and June 30, 2010, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has therefore, been excluded from the computation. For the three and six months ended June 30, 2011, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and 60,000 options (exercisable into 60,000 common shares). For the three and six months ended June 30, 2010, there were common stock equivalents of 510,000 shares of

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares). The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

Revenue Recognition

For revenue from services and product sales, the Company recognized revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Share-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of June 30, 2011, the Company issued 60,000 options and 750,000 common shares under the Plan.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date.

Comprehensive Income

Comprehensive income is calculated in accordance with ASC 220 “Comprehensive Income”. ASC 220 requires the disclosure of all components of comprehensive income. As of June 30, 2011 comprehensive income relates to foreign currency translation adjustment relating to the Company’s Singapore subsidiary.

Foreign Currency Translation

Assets and liabilities of the Company’s Singapore subsidiary are translated to US dollars using the current exchange rate for assets and liabilities. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three and six months ended June 30, 2011, advertising and promotional expenses totaled approximately $82 and $402, respectively. For the three and six months ended June 30, 2010, advertising and promotional expenses totaled $2,710 and $6,350.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The Company’s adoption of this updated guidance was not significant to our consolidated financial statements.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	(Unaudited) June 30, 2011	December 31, 2010
Furniture and fixture	$18,937	$18,937
Equipment	102,861	147,049
Vehicles	178,212	132,055

	300,010	298,041
Less: Accumulated depreciation	188,730	144,403

	$111,280	$153,638

Depreciation was $21,944 and $44,327 for the three and six months ended June 30, 2011, respectively. Depreciation expense was $26,374 and $46,777 for the three and six months ended June 30, 2010, respectively.

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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,778 during the three months ended June 30, 2011 and 2010 and $5,556 for the six months ended June 30, 2011 and 2010. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of June 30, 2011 there was no impairment.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: DEBT

Notes Payables

The Company financed three field service vehicles using notes with various terms that have been recorded in the financial statements as notes payable. As of March 31, 2011, two field service vehicles have been fully paid and one field service vehicle has a balance of $8,292 remaining. The remaining note payable expires in March 2012 and has an interest rate of approximately 10% per annum and payable in monthly installments of $732 including principal and interest. The remaining note payable amount will mature through 2012 as follows: 2011 - $4,146; 2012 - $2,157. The note is secured by the vehicle acquired.

(Unaudited) June 30, 2011
Total vehicle notes	$6,303
Less: current portion	6,303

Long-term portion	$—

Loans Payable-Related Party

At June 30, 2011, loans payable to related party, totaling $54,987, consisted of advances of $54,023 and $964 of accrued interest for the six months ended June 30, 2011, from the Company’s CEO. Interest on these advances accrues at the rate of 5% per annum, and the loans are payable on demand.

NOTE 6: SHAREHOLDERS’ EQUITY

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At June 30, 2011 and December 31, 2010, there were 510,000 shares issued and outstanding. The Series A Convertible Preferred Stock is convertible at the rate of one common share for a preferred share.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company has authorized 75,000,000 shares of common stock, par value $0.01. At June 30, 2011 and December 31, 2010, there were 64,457,533 and 48,282,871 shares issued and outstanding, respectively.

In February 2011, the Company issued 572,115 common shares with a fair market value of $22,975 for payment of accrued legal fees in the amount of $14,875; the excess fair market value of the common shares of $8,100 was recorded as legal expenses.

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

In April 2011, the Company sold 750,000 common shares valued at $63,750.

Stock Options

The Company issued a total of 40,000 options valued at $2,000 to two directors in January 2011. The options have an exercise price of $0.05 and a fair market value of $0.05 per option. The options expire on January 2021. The options were valued using the Black-Scholes model using the following assumptions: volatility - 348%; dividend yield - 0%; zero coupon rate 3.50% and a life of 10 years. The following table summarizes stock option as of June 30, 2011:

	Number of Option	Weighted Average Exercise Price	Contractual Life (Years)	Weighted Average Fair Market Value
Outstanding at December 31, 2010	40,000	$2.10	9.00	$2.10
Granted	40,000	0.05	9.75	0.05
Forfeited	—	—	—	—
Exercised	(20,000)	0.05	9.75	0.05

Outstanding at March 31, 2011	60,000	$1.42	9.08	$1.42
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2011	60,000	$1.42	8.83	$1.42

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY

In February 2011, the Company’s entered into a new employment agreement with its CEO. The agreement calls for annual base compensation of $20,000, subject to Consumer Price Index increases, incentive performance bonuses equal to 12% of the Company’s annual GAAP earnings for the year 2011 to 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015. During the three and six months ended June 30, 2011, a total of $5,000 and $10,000, respectively, was recorded as compensation for the Company’s CEO.

In February 2011, the Company issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 was recorded as share-based compensation during the three months ended March 31, 2011. Further, the CEO forgave accrued compensation due him amounting to $700,269. The compensation forgiven by the CEO has been treated as a capital contribution to the Company and therefore has been recorded as additional paid-in capital in February 2011.

On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital. On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company’s common stock, valued at $146,250, to Dr. Halden Shane. The common shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at December 31, 2009. At June 30, 2011, deferred compensation associated with this transaction totaled $16,226. Amortization of deferred compensation totaled $18,281 and $36,562 for the three and six months ended June 30, 2011, respectively. Amortization of deferred compensation totaled $18,281 and $36,562 during the three and six months ended June 30, 2010.

On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. The Board of Directors’ amended the Company’s articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008; the difference of $2,087,442 was deferred and amortized through December 31, 2010. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. During the three and six months ended June 30, 2010, $284,651 and $569,302 of the deferred compensation was amortized and

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recorded as management and consulting fees. The deferred compensation was fully amortized in 2010 and thus, there was no such expense recorded in 2011.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim, which has arisen, in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report references to “TOMI” “we,” “us,” and “our” refer to TOMI Environmental Solutions, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

General

TOMI Environmental Solutions, Inc., (the “Company” or “TOMI”) is a global surface and air decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor air remediation and surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide six-log technology, Ultra- Violet Ozone generators, Ultra-Violet Germicidal Irradiation (“UVGI”) products and other green indoor environmental technologies.

Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of a newly developed line of fixed and portable units that convert a less than 7 1/2% hydrogen peroxide based solution into a ROS (Reactive Oxygen Species) aerosol mist for a cost-effective method of decontaminating and sterilizing surfaces and air which control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks.

Our products are designed to service a broad spectrum of commercial structures including hospitals, office buildings, all medical facilities, hotel and motel rooms, restaurants, meat and produce processing facilities, military barracks, athletic facilities and schools. Our products and services have also been used in single-family homes and multi-unit residences.

We commenced our planned principal operations in the second quarter of 2009. Since 2008, we began to implement our business plan by acquiring the related intellectual property and/or the distribution rights for our Hydrogen Peroxide six-log Technology, Ultra-Violet ozone

Generators, and our UVGI (Ultra Violet Germicidal Irradiation) system that is at the core of our plan.

We have also opened two service hubs in Southern California and New York/New Jersey.

We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, Europe, the Middle East and the Far East.

We continue to pursue complementary businesses in manufacturing ROS related products, testing labs and other indoor air treatment and maintenance products.

During the first quarter of 2010 the company completed the sale of its equipment to its licensee partner in New York City and its alliance partner Rolyn in Rockville, Maryland. The company also successfully trained approximately 43 technicians for those respective companies.

The Company began sales to international locations during the third quarter of 2010. From the third quarter of 2010 to June 30, 2011 the Company had international net revenues totaling $136,511.

Business Outlook

TOMI’s business growth objective is to be “The Global Leader in Surface-Air Decontamination and Infectious Disease Control” by developing and acquiring a premier platform of Hydrogen Peroxide six-log Technologies, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support quality research on other air remediation solutions including hydroxyl radicals and other ROS (Reactive Oxygen Species) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales throughout Europe, the Middle East and the Far East.

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

The Company’s management believes that certain international markets present fertile opportunities for its products. With a view toward exploiting these markets, in January 2011, the Company’s CEO, Halden Shane, visited three Middle East countries-the Kingdom of Saudi Arabia, the United Arab Emirates and Kuwait. Dr. Shane made numerous presentations to government officials, meeting in Saudi Arabia with the Ministers of Defense, Health, Education and Civil Defense, as well as private sector individuals, resulting in TOMI’s first sale in the region and ongoing interest in its suite of products, particularly from the Saudis, with whom it is negotiating a joint venture.

In April 2011, TOMI formed TOMI Environmental Solutions - China (“TOMI-China”), having a 55% ownership in the subsidiary. In connection with the formation of TOMI-China, TOMI-US and the 45% stockholder, Eco-Green Environmental Private Limited, a private company, entered into a joint venture agreement. This new subsidiary is based in China and is comprised of respected local Political and business members. The joint venture partner has a history and expertise in the environmental and green housing industry. Already the Company is finishing a proposal for sales of its products and expects to receive more orders in the near future.

In May 2011, we contracted an independent sales agent, Accu-Med Marketing L.L.C. (“Acc-Med”), to promote and market our products on a non-exclusive basis in the United States. Acc-Med has the resources to successfully market our products.

Critical Accounting Policies and Estimates

Refer to our Form 10-K filed with SEC on March 30, 2011.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value

Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2010. The Company’s adoption of this updated guidance was not significant to our consolidated financial statements.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010:

During the three months ended June 30, 2011 and 2010, we had total revenue of $10,514 and $17,978, respectively. The decrease in revenue is attributed to lower service orders during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

During the six months ended June 30, 2011 and 2010, we had total revenue of $158,488 and $289,023, respectively. The decrease in revenue is primarily attributed to our change in business model during the second quarter of 2010, whereby we licensed our technology and service, and sold our equipment during the previous period.

Professional fees primarily include legal, accounting and management consulting expenses. Professional fees totaled $38,106 and $101,662 during the three months ended June 30, 2011 and 2010, respectively. Professional fees totaled $104,286 and $141,678 during the six months ended June 30, 2011 and 2010, respectively. The decrease in professional fees for the current period when compared to the prior comparable period is due to lower legal and accounting fees.

General and administrative expenses primarily include share-based compensation, payroll and payroll related expenses, rent and depreciation. General and administrative expenses totaled $92,742 and $328,877 for the three months ended June 30, 2011 and 2010, respectively. General and administrative expenses totaled $455,141 and $601,326 for the six months ended June 30, 2011 and 2010, respectively. The primary cause for the decrease in general and administrative expense is the reduction in the CEO’s compensation; the CEO’s salary was reduced by approximately $110,000 and $220,000 during the three months ended June 30, 2011 and six months ended June 30, 2011, respectively, when compared to the prior comparable periods. During the quarter ended March 31, 2011, the CEO executed a new employment agreement, which reduced his annual salary to $20,000 effective January 1, 2011. Further attributing to the decrease in general and administrative expenses is operating expenses resulting from the change in the Company’s business model as discussed above. The decrease in general and administrative expenses for the six months ended June 30, 2011 when compared to the prior comparable period was offset by a non-cash share-based compensation of $197,077 during the first quarter of 2011. In February 2011, we issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 was recorded as share-based compensation during the three months ended March 31, 2011.

Management and consulting fees totaled $0 and $284,651 for the three months ended June 30, 2011 and 2010, respectively. Management and consulting fees totaled $0 and $569,302 for the six months ended June 30, 2011 and 2010, respectively. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. The Board of Directors’ amended the Company’s articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008; the difference of $2,087,442 was deferred and amortized through December 31, 2010. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. The deferred compensation was fully amortized and recognized as management and consulting fee through December 31, 2010 and thus, there was no such expense during the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010.

Other income and expense, net, totaled ($4,672) and ($118,673) for the three months ended June 30, 2011 and 2010, respectively. Other income and expense, net totaled ($7,864) and ($53,681) for the six months ended June 30, 2011 and 2010, respectively. The decrease in other income and expense, net for the three months ended June 30, 2011 when compared to the prior comparable period is attributed to a loss from sale of a van and equipment in the second quarter of 2010 totaling $61,457 and an expense of $55,120 relating to the change in the fair market value of a derivative liability. The decrease in other income and expense net for the six months ended June 30, 2011, is related to an expense of $55,120 relating to the change in the fair market value of a derivative liability offset by a net gain of $5,909 from the sale of two vans (a sale of a van during the first quarter of 2010 at a gain and a sale of second van at a loss in the second quarter of 2010).

Liquidity and Capital Resources

The condensed consolidated financial statements contained in this Interim Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an immediate and urgent need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company.

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

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the six months ended June 30, 2011.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the six months ended June 30, 2011.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I: Exhibits

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II: Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 22, 2011

By:	/s/ Halden Shane

Halden Shane

Principal Executive Officer

Principal Financial and Accounting Officer