Form 10-Q
period 2011-09-30
TOMI Environmental Solutions, Inc.
filed 2011-11-21
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2011 the registrant had 64,629,033 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$15,455	$61,179
Inventory	1,024	—
Accounts Receivable	23,240	—
Prepaids & Other Current Assets		2,862

Total Current Assets	39,719	64,041

Property and Equipment - net	80,178	153,638

Other Assets:
Intangible Assets, net	83,327	91,659
Security Deposits	3,216	5,416

Total Other Assets	86,543	97,075

TOTAL ASSETS	$206,440	$314,754

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$291,020	$169,475
Accrued Officers Compensation	15,000	1,066,269
Notes Payable - Current Portion	4,259	8,077
Loan payables - Related Party	63,786	23,158
Customer Deposit	—	53,940

Total Current Liabilities	374,065	1,320,919

Long-term Liabilities:
Non-Current Portion of Notes Payable - Other	—	2,157

Total Liabilities	374,065	1,323,076

COMMITMENTS AND CONTINGENCIES	—	—

Stockholders’ Deficiency:

Cumulative Convertible Series A Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 510,000 shares issued and outstanding at September 30, 2011 and December 31, 2010.	5,100	5,100

Common Stock, $.01 par value, 75,000,000 shares authorized; 64,629,033 and 48,282,871 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	646,290	482,829
Additional Paid-in Capital	10,848,009	9,584,424
Accumulated Deficit	(11,673,424)	(11,032,491)
Deferred compensation	—	(52,788)
Accumulated Other Comprehensive Income	859	348

Total TOMI Environmental Solutions, Inc. Shareholders’ Deficiency	(173,166)	(1,012,578)

Non-Controlling Interest	5,541	4,256

Total Stockholders’ Deficiency	(167,625)	(1,008,322)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$206,440	$314,754

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Quarter Ended September 30, 2011	For the Quarter Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Net Revenues	$42,062	$16,267	$200,550	$305,277
Cost of Sales	31,852	1,168	141,911	129,576

Gross Profit	10,210	15,099	58,639	175,701

Costs and Expenses:
Professional Fees	$53,789	123,249	158,075	197,819
Other General and Administrative Expenses	74,842	296,255	529,983	946,318
Rescission of Acquisition and Related Research and Development Expense		(902,500)		(902,500)
Management and Consulting Fees		302,932	—	890,515

Total Costs and Expenses	128,631	(180,064)	688,058	1,132,152

Income (Loss) from Operations	(118,421)	195,163	(629,419)	(956,451)

Other Income (Expenses):
Other Income (Expense)	(1,119)	—	(1,119)	5,909
Change in Fair Market Value of Derivative Liability	—	66,329		11,209
Amortization of Debt Discount		(52,870)		(52,870)
Foreign Currency Exchange Gain (Loss)	243	—	(255)	—
Interest Expense	(4,758)	(614)	(12,124)	(5,084)

Total Other Income (Expenses)	(5,634)	12,845	(13,498)	(40,836)

Net Income (Loss)	$(124,055)	$208,008	$(642,917)	$(997,287)

Income (Loss) attributable to common stockholders
Net Income (Loss)	$(124,055)	$208,008	$(642,917)	$(997,287)
Preferred stock dividend		—	—	—

Income (Loss) Attributable to Common Stockholders Before Non-Controlling Interest	$(124,055)	$208,008	$(642,917)	$(997,287)

Non-Controlling Interest	$2,178	$(2,151)	$1,987	$(2,151)

Income (Loss) Attributable to Common Stockholders After Non-Controlling Interest	$(121,877)	$205,857	$(640,930)	$(999,438)

Net Income (Loss) per Common Share - Basic	$(0.00)	$0.01	$(0.01)	$(0.03)

Net Income (Loss) per Common Share - Diluted	$(0.00)	$0.01	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding - Basic	64,476,174	37,622,945	61,143,613	37,622,945

Weighted Average Common Shares Outstanding - Diluted	64,476,174	39,718,039	61,143,613	37,622,945

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
OPERATING ACTIVITIES:

Net Loss attributable to the Company	$(640,931)	$(999,438)
Add: Net loss attributable to non-controlling interest	(1,987)	2,151

Net Loss	$(642,918)	$(997,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,513	77,497
Bad debt expense	0	100,870
Amortization of debt discount	0	52,870
Share-based compensation	211,402	241,868
Amortization of deferred compensation	52,788	929,235
Change in fair value of derivative liability	0	(11,208)
Rescission of research and development technology	0	(902,500)
(Gain) loss on sale of equipment	1,119	(5,919)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(23,240)	5,790
Decrease in prepaid expenses and other assets	2,862	122,899
(Increase) in inventory	(1,024)	—
Increase in accounts payable and accrued expenses	158,419	324,233
(Decrease) in obligations to issue common stock	0	(18,500)
Decrease in security deposits	2,200	—
(Decrease) in deferred revenue	(53,940)	(199,022)

Net cash used in operating activities	(231,819)	(279,174)

INVESTING ACTIVITIES:
Proceeds from liquidation of investments	—	3,563,062
Purchase of equipment	—	(2,060)
Proceeds from sale of equipment	20,000	122,030

Net cash provided from investing activities	20,000	3,683,032

FINANCING ACTIVITIES:
Redemption of Series B Preferred Stock	—	(3,250,000)
Redemption of Common Stock	—	(313,063)
Payment for Notes Receivable	—	(20,000)
Proceeds from sale of common stock	127,500	75,000
Proceeds from Loan Payables	42,040	51,745
Payments of Loan Payables	(1,412)	(7,500)
Proceeds from Convertible Notes Payable	—	95,000
Other	3,591	—
Payments of Notes Payable	(5,975)	(48,166)

Net Cash used in Financing Activities	165,744	(3,416,984)

Effect of exchange rate change	351	—

Net decrease in cash and cash equivalents	(45,724)	(13,126)

Cash and cash equivalents at beginning of period	61,179	13,126

Cash and cash equivalents at end of period	$15,455	$—

Cash paid during the period for:
Interest expense	$10,422	$5,084
Income tax	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:

Dividend payable on preferred stock - Series B	$—	$60,102

Discount on convertible debt	$—	$95,000

Reversal of dividends payable on preferred stock - Series B	$—	$265,787

Forgiveness of compensation	$700,269	$—

Common stock issued as consideration for accrued compensation - officer	$366,000	$275,000

Common stock issued as consideration for accrued expenses	$20,875	$6,000

Accrued expenses applied for option exercise	$1,000	$—

Derivative Liability	$—	$57,364

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

In April 2011, the Company established TOMI Environmental Solutions-China (TOMI-China), a Chinese subsidiary with an ownership interest of 55%.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2010 and the nine months ended September, 2011. The Company has not been able to generate positive cash from operations for the years ended December 31, 2010 and the nine months ended September 30, 2011 and incurred a net loss of $640,930 for the nine months ended September 30, 2011. In addition, at September 30, 2011, the Company has a negative working capital of $334,346 and negative operating cash flows of $231,819. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans on funding operations and liquidity needs from licensing arrangements, debt financing and sales of its common stock and notes convertible into common stock. There can be no assurance that

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada) and its 55% owned subsidiaries, TOMI Environmental Solutions-Singapore Pte, Ltd. (TOMI-Singapore) and TOMI Environmental –China (TOMI – China). TOMI - China has been dormant since its formation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at September 30, 2011.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation for equipment, furniture and fixtures and vehicles commences once placed in service for its intended use.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three and nine months ended September 30, 2011 and September 30, 2010, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has therefore, been excluded from the computation. For the three and nine months ended September 30, 2011, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and 60,000 options (exercisable into 60,000 common shares). For the three and nine months ended September 30, 2010, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) and 3,250 Series B Convertible Preferred Stock at a conversion rate of two hundred common shares for every preferred share (650,000 common shares). The common stock issued and outstanding has been included for all presented periods with respect to the effect of the recapitalization.

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

Share-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of September 30, 2011, the Company issued 60,000 options and 996,500 common shares under the Plan.

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

Comprehensive Income

Comprehensive income is calculated in accordance with ASC 220 “Comprehensive Income”. ASC 220 requires the disclosure of all components of comprehensive income. As of September 30, 2011 comprehensive income relates to foreign currency translation adjustment relating to the Company’s Singapore subsidiary.

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

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three and nine months ended September 30, 2011, advertising and promotional expenses totaled approximately $52 and $455, respectively. For the three and nine months ended September 30, 2010, advertising and promotional expenses totaled $3,517 and $9,867.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	(Unaudited)
	September 30, 2011	December 31, 2010
Furniture and fixture	$18,937	$18,937
Equipment	146,889	147,049
Vehicles	88,687	132,055

	254,513	298,041
Less: Accumulated depreciation	174,335	144,403

	$80,178	$153,638

Depreciation was $7,854 and $52,181 for the three and nine months ended September 30, 2011, respectively. Depreciation expense was $7,854 and $68,439 for the three and nine months ended September 30, 2010, respectively.

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

The Company began amortizing the intangible assets during the second quarter of 2009 over the estimated useful life of ten years. The Company recorded amortization expense of $2,778 during the three months ended September 30, 2011 and 2010 and $8,333 for the nine months ended September 30, 2011 and 2010. These assets are tested for impairment annually or if certain circumstances indicate a possible impairment may exist in

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accordance with ASC 350, Intangibles - Goodwill and Other. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. As of September 30, 2011 there was no impairment.

NOTE 5: DEBT

Notes Payables

The Company financed three field service vehicles using notes with various terms that have been recorded in the financial statements as notes payable. As of September 30, 2011, two field service vehicles have been fully paid and one field service vehicle has a balance of $8,292 remaining. The remaining note payable expires in March 2012 and has an interest rate of approximately 10% per annum and payable in monthly installments of $732 including principal and interest. The note is secured by the vehicle acquired.

(Unaudited)
September 30, 2011
Total vehicle notes	$4,259
Less: current portion	4,259

Long-term portion	$—

Loans Payable- Related Party

At September 30, 2011, loans payable to related party, totaling $63,786, consisted of advances of $62,085 and $1,701 of accrued interest for the nine months ended September 30, 2011, from the Company’s CEO. Interest on these advances accrues at the rate of 5% per annum, and the loans are payable on demand.

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At September 30, 2011 and December 31, 2010, there were 510,000 shares issued and outstanding. The Series A Convertible Preferred Stock is convertible at the rate of one common share for a preferred share.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of the end of this reporting period the Company had authorized 75,000,000 shares of common stock, par value, $.01. In October 2011, the Company amended its Articles of Incorporation increasing the number of authorized common shares to 200,000,000. At September 30, 2011 and December 31, 2010, there were 64,457,533 and 48,282,871 shares issued and outstanding, respectively.

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

In September 2011, the Company issued 171,500 shares of common stock to Harold Paul valued at $8,575 as consideration for payment of accrued legal services amounting to $6,000. The company recorded additional share-based compensation expense of $2,575 in connection with this transaction.

Stock Options

The Company issued a total of 40,000 options valued at $2,000 to two directors in January 2011. The options have an exercise price of $0.05 and a fair market value of $0.05 per option. The options expire on January 2021. The options were valued using the Black-Scholes model using the following assumptions: volatility - 348%; dividend yield - 0%; zero coupon rate 3.50% and a life of 10 years. The following table summarizes stock option as of September 30, 2011:

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Option	Weighted Average Exercise Price	Contractual Life (Years)	Weighted Average Fair Market Value
Outstanding at December 31, 2010	40,000	$2.10	9.00	$2.10
Granted	40,000	0.05	9.75	0.05
Forfeited	—	—	—	—
Exercised	(20,000)	0.05	9.75	0.05

Outstanding at March 31, 2011	60,000	$1.42	9.08	$1.42
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at September 30, 2011	60,000	$1.42	8.83	$1.42

NOTE 7: RELATED PARTY

In February 2011, the Company’s entered into a new employment agreement with its CEO. The agreement calls for annual base compensation of $20,000, subject to Consumer Price Index increases, incentive performance bonuses equal to 12% of the Company’s annual GAAP earnings for the year 2011 to 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015. During the three and nine months ended September 30, 2011, a total of $5,000 and $15,000, respectively, was recorded as compensation for the Company’s CEO.

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

On September 18, 2009, the Board of Directors accepted an offer by Dr. Halden Shane to forego $150,000 in unpaid wages. The foregone compensation has been recorded as an increase to additional paid-in capital. On September 18, 2009, the Board of Directors granted 75,000 Shares of the Company’s common stock, valued at $146,250, to Dr. Halden Shane. The common shares were valued based on the closing price per common share at the date of grant. The common shares vest after two years of employment from the date of grant. The fair market value of the unvested shares has been recorded as deferred compensation at December 31, 2009. At September 30, 2011, deferred compensation associated with this transaction totaled $0. Amortization of deferred compensation totaled $18,281 and $52,788 for the three and nine months ended September 30, 2011, respectively. Amortization of deferred compensation totaled $18,281 and $36,562 during the three and nine months ended September 30, 2010.

On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. The Board of Directors’ amended the Company’s articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008; the difference of $2,087,442 was deferred and amortized through December 31, 2010. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. During the three and six months ended June 30, 2010, $284,651 and $569,302 of the deferred compensation was amortized and recorded as management and consulting fees. The deferred compensation was fully amortized in 2010 and thus, there was no such expense recorded in 2011.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is subject to a legal proceeding and claim, which has arisen, in the ordinary course of its business. This action, when finally concluded and determined, will not in the opinion of management, have a material adverse effect upon the financial position, liquidity and results of operations of the Company.

NOTE 9. SUBSEQUENT EVENTS

On October 24, 2011, the Company filed Articles of Amendment to amend the Articles of Incorporation (the “Amendment”) with the Florida Secretary of State. As a result of the Amendment the Company has increased the aggregate number of authorized shares of common stock to two hundred million (200,000,000) shares, par value $0.01 per share.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010:

During the three months ended September 30, 2011 and 2010, we had total revenue of $42,062 and $16,267, respectively. The increase in revenue is attributed to higher sales of the SteraMist product during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.

During the nine months ended September 30, 2011 and 2010, we had total revenue of $200,550 and $305,277, respectively. The decrease in revenue is primarily attributed to our change in business model during the second quarter of 2010, whereby we licensed our technology and service, and sold our equipment during the previous period.

Professional fees primarily include legal, accounting and management consulting expenses. Professional fees totaled $53,789 and $123,249 during the three months ended September 30, 2011 and 2010, respectively. Professional fees totaled $158,075 and $197,819 during the nine months ended September 30, 2011 and 2010, respectively. The decrease in professional fees for the current period when compared to the prior comparable period is due to lower legal and accounting fees.

General and administrative expenses primarily include share-based compensation, payroll and payroll related expenses, rent and depreciation. General and administrative expenses totaled $74,842 and $296,255 for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses totaled $529,983 and $946,318 for the nine months ended September 30, 2011 and 2010, respectively. The primary cause for the decrease in general and administrative expense is the reduction in the CEO’s compensation; the CEO’s salary was reduced by approximately $110,000 and $330,000 during the three months ended September 30, 2011 and nine months ended September 30, 2011, respectively, when compared to the prior comparable periods. During the quarter ended March 31, 2011, the CEO executed a new employment agreement, which reduced his annual salary to $20,000 effective January 1, 2011. Further attributing to the decrease in general and administrative expenses is operating expenses resulting from the change in the Company’s business model as discussed above. The decrease in general and administrative expenses for the nine months ended September 30, 2011 when compared to the prior comparable period was offset by a non-cash share-based compensation of $197,077 during the first quarter of 2011. In February 2011, we issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 was recorded as share-based compensation during the three months ended March 31, 2011.

Management and consulting fees totaled $0 and $302,932 for the three months ended September 30, 2011 and 2010, respectively. Management and consulting fees totaled $0 and $890,515 for the nine months ended September 30, 2011 and 2010, respectively. On March 31, 2009, the Company and Tiger Management, LLC amended the management service agreement to establish the vesting period for the Series A Preferred Stock issued. The vesting period was established to be the period June 2007 through December 31, 2010 and until the Company had reached at least one million in annual gross revenue. The Board of Directors’ amended the Company’s articles of incorporation to reduce the conversion rate to common stock for its Series A Preferred Stock from five shares to one share and to reduce the par value per Series A Preferred Stock to $0.01 from $25. As a result, the Company recorded $18,312,558 in compensation credit for equity issuance during the first quarter of 2009. The Company had previously recorded $20,400,000 in non-cash other general and administrative expenses during the year ended December 31, 2008; the difference of $2,087,442 was deferred and amortized through December 31, 2010. The fair value was determined using the price of the stock on the date the board approved the amendment to the agreement. The deferred compensation was fully amortized and recognized as management and consulting fee through December 31, 2010 and thus, there was no such expense during the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010.

Other income and expense, net, totaled ($5,634) and $12,845 for the three months ended September 30, 2011 and 2010, respectively. Other income and expense, net totaled ($13,498) and ($40,836) for the nine months ended September 30, 2011 and 2010, respectively. The decrease in other income and expense, net for the three months ended September 30, 2011 when compared to the prior comparable period is attributed to a loss from sale of a van and equipment in the second quarter of 2010 totaling $61,457 and an expense of $55,120 relating to the change in the fair market value of a derivative liability. The increase in other income and expense net for the nine months ended September 30, 2011, is related to an expense of $55,120 relating to the change in the fair market value of a derivative liability offset by a net gain of $5,909 from the sale of two vans (a sale of a van during the first quarter of 2010 at a gain and a sale of second van at a loss in the second quarter of 2010).

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

We also intend to continue to raise equity capital through the sale of restricted stock and notes convertible into common stock.

Our liquid assets consist of cash and cash equivalents.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the nine months ended September 30, 2011.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the nine months ended September 30, 2011.

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

Date: November 21, 2011

By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer