Form 10-Q/A
period 2011-09-30
TOMI Environmental Solutions, Inc.
filed 2011-11-22
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Tomi Environmental Solutions Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 21, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended September 30, 2011 and 2010; (iii) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Condensed Financial Statements. No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

Part I: Exhibits

31.1 Principal Executive Officer Certification*

31.2 Principal Financial Officer Certification*

32.1 Section 1350 Certification*

101. INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Part II: Exhibits

None.

*	Incorporated by reference filed in the 10-Q filed November 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 21, 2011

By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer

4