Form 10-K
period 2011-12-30
TOMI Environmental Solutions, Inc.
filed 2012-03-30
CIK 314227

f

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-1947988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9454 Wilshire Blvd., R-1, Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (800) 525-1698

Title of Each Class	Name of Each Exchange on Which Registered
CC
Common Stock, $0.01Par Value Cumulative Series A Preferred Stock, $0.01 Par Value	OTC Bulletin Board
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

Large Accelerated Filer  ☐            Accelerated Filer  ☐

Non-Accelerated Filer  ☐             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,686,515 based upon the closing price of registrant's common stock on that date.

As of March 20, 2012 the registrant had 65,710,283 shares of common stock outstanding.

Documents incorporated by reference

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Items		Page
	PART I
1	Business	1
1A	Risk Factors	2
1B	Unresolved Staff Comments	5
2	Properties	5
3	Legal Proceedings	5
4	Removed and Reserved	5

	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
6	Selected Financial Data	6
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
7A	Quantitative and Qualitative Disclosures About Market Risk	10
8	Financial Statements and Supplementary Information	10
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
9A	Controls and Procedures	10
9B	Other Information	11

	PART III
10	Directors, Executive Officers and Corporate Governance	11
11	Executive Compensation	12
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
13	Certain Relationships and Related Transactions, and Director Independence	14
14	Principal Accountant Fees and Services	14

	PART IV
15	Exhibits and Financial Statement Schedules	15
	Signatures	16
	Exhibit Index	17
	Financial Statements	F-3

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, “company,” “we,” “us,” “our” and “TOMI” refer to TOMI Environmental Solutions, Inc.

PART I

Item 1. BUSINESS

Overview

Surface and air remediation and environmental solutions to treat viruses and resistant bacteria is a multi-billion dollar industry. TOMI Environmental Solutions, Inc. is positioned as a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of a newly developed line of fixed and portable units that utilize hydrogen peroxide misting for a cost-effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks. Healthcare associated infections are the fourth leading cause of death in the United States, costing the healthcare system approximately $40 Billion annually. Ten percent of inpatients contract infections from the hospital resulting in more than 2 Million illnesses and over 100,000 deaths. According to most published studies generic hospital cleaning procedures leave between 30-60% of microorganisms depending upon the process. TOMI's products safely and effectively kill 99.9999% of all known pathogens. In comparison to its competitors, our SteraMist product has a higher kill level, leaves no reisdue and a shorter operating time.

Our products are designed to service a broad spectrum of commercial structures including medical facilities, office buildings, hotel and motel rooms, schools, restaurants, meat and produce processing facilities, military barracks, and athletic facilities. Our products and services have also been used in single-family homes and multi-unit residences.

We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America, Europe, the Middle East and the Far East.

We continue to pursue complementary business opportunities in manufacturing ROS related products, testing labs and other indoor air treatment and maintenance products.

When we complete the sale of its equipment to customers, our service usually include providing training to customer employees.

In 2011, we sold our first hydrogen peroxide aerosol unit to a major metropolitan hospital that is now expanding its program to use our equipment to additional rooms and facilities.

We maintain two service hubs in Southern California and New York/New Jersey.

Competition

The decontamination and infectious disease control industry is extremely competitive.

The Company’s major competitors have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than the Company. See the Risk Factor, “Competition” on page 3.

Employees

At December 31, 2011, we have two employees, one of whom is full time. Our sales efforts are primarily made through outside sales groups and our remediation partners.

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

Information on our Company Website

The Company maintains a website, http://www.tomiesinc.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

•	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act; and
•	charters for our Audit Committee and Compensation Committee.

All of the above information is also available in print upon request to our secretary at the address listed under the heading “Company Information” above.

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

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

No assurance of sales or profitability.

The Company's business is dependent upon the acceptance of its products, licenses and services as an effective and reliable method to perform indoor decontamination and infectious disease control. The Company's business is also dependent on the effectiveness of its marketing program to convince potential clients, potential independent contractors and remediators to utilize its products and services so that the Company will become profitable. There can be no assurance that the public or industry participants will accept the Company's services, or that the Company will be successful or that its business will earn any profit. There can be no assurance that the Company will earn material revenues or that investors will not lose their entire investment. There is no assurance that the Company will operate its business successfully or that its common stock will have value. A failure of the Company's marketing campaign would have a material adverse impact on its operating results, financial condition and business performance.

Competition.

Decontamination and environmental infectious disease control industry is extremely competitive. The Company's principal competitors for its Steramist Mister are BioQuell, Johnson & Johnson, and Sanisol; for its UV Ozone generators are Air-Zone, BI-Ozone and Crystal Air; and for its UVGI products are Honeywell, Sannavox and Steril-Air. From a service end the competition are other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor decontamination and infectious disease control products and services. Be able to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

Dependence on key personnel.

The Company's success is substantially dependent on the performance of its executive officer. Given the Company's early stage of operation, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company's ability to market and perform its services. The loss of one or more of its key employees or the Company's inability to hire and retain other qualified employees could have a material adverse effect on the Company's business.

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
  Our ability to maintain compliance with OTCBB listing requirements;
  Our ability to raise the required capital to fund our business;
  The announcement of new products, services, or technological innovations by us or our competitors;
  Changes in the executive leadership of the company;
  Quarterly fluctuations of our operating results;
  Changes in revenue or earnings estimates; and
  Competition.

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

There is no assurance that we will on a permanent basis be able to continue to distribute the hydrogen peroxide aerosol.

During the quarter ended September 30, 2011, we were chosen by the hydrogen peroxide aerosol’s manufacturer to facilitate the commercialization of this hydrogen peroxide aerosol. However, this right to be the exclusive distributor or the right to distribute the aerosol on a non-exclusive basis may be terminated by the manufacturer after two years if certain sales milestones are not meet. Since it is presently our intention that distribution of the aerosol will become a materially important source of revenue for us, any termination of our ability to distribute the aerosol will have a material adverse effect on our future revenue.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2. PROPERTIES

The Company rents 300 square feet of office space at 9454 Wilshire Blvd., Beverly Hills, CA 90212, at $22,500 annually on a month-to-month tenancy, in a professional office building. We believe the current facilities are adequate for the immediate future.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

Item 4. REMOVED AND RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock was approved for listing on the OTC Bulletin Board, under the symbol “TOMZ,” on June 23, 2008. The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. There was little trading in our common stock during the period(s) reflected. As of March 20, 2012, the Company had 65,635,283 common shares outstanding, of which 32,336,547 were unrestricted.

	2011		2010
	High	Low	High	Low
First Quarter	$0.07	$0.03	$2.15	$0.24
Second Quarter	$0.05	$0.03	$0.96	$0.10
Third Quarter	$0.05	$0.03	$0.11	$0.04
Fourth Quarter	$0.04	$0.01	$0.10	$0.04

Stockholders

As of March 20, 2012, there were approximately 616 record holders of our common stock. On March 20, 2012, the last reported sale price of our common stock on the OTCBB was $0.04 per share.

Recent Sales of Unregistered Securities

Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act or Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the “Act”):

During the period from January 1, 2011 through December 31, 2011, we issued 1,500,000 shares of our common stock for net proceeds of $127,500. In February 2011 we issued 572,115 shares in lieu of cash payment for legal services provided to the company in the amount of $14,875 and 5,624 shares in exchange for investor relations services. Further, in February 2011, we issued 14,076,923 shares of common stock to our CEO as consideration for payment of $366,000 in accrued compensation.

On November 21, 2011, we sold a $75,000 convertible promissory note whose coupon is 10% and matures on December 31, 2016. The note is convertible at any time and the conversion price is initially $0.05 per share. After June 30, 2012, the conversion price will at the end of each month adjust to the lower of the current conversion price or 110% of that month’s average common stock price subject to being no lower than $0.005 per shares. The purchaser of the Note also received 375,000 warrants to acquire common shares. The warrants expire on June 30, 2017 and have an initial exercise price which is $0.05 per share and can adjust lower in the same manner as the accompanying convertible note. On February 20, 2012 we sold a $100,000 convertible promissory note whose coupon is 10% and matures December 31, 2015. The note is convertible at any time and the conversion price is initially $0.05 per share. After June 30, 2012, the conversion price will at the end of each month adjust to the lower of the current conversion price or 110% of that month’s average common stock price subject to being no lower than $0.005 per shares. The purchaser of the Note also received 600,000 warrants to acquire common shares. The warrants expire on June 30, 2017 and have an initial exercise price which is $0.05 per share and can adjust lower in the same manner as the accompanying convertible note.

 Item 6. SELECTED FINANCIAL DATA

Not Required.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K.

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

General

Surface and air remediation and environmental solutions to treat viruses and resistant bacteria is a multi-billion dollar industry. TOMI Environmental Solutions, Inc. is positioned as a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of our ability to distribute a newly developed line of fixed and portable units that utilizes hydrogen peroxide misting for a cost-effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks. Healthcare associated infections are the fourth leading cause of death in the United States, costing the healthcare system approximately $40 Billion annually. Ten percent of inpatients contract infections from the hospital resulting in more than 2 Million illnesses and over 100,000 deaths. According to most published studies generic hospital cleaning procedures leave between 30-60% of microorganisms depending upon the process. TOMI's products safely and effectively kill 99.9999% of all known pathogens. In comparison to its competitors, our SteraMist product has a higher kill level, leaves no reisdue and a shorter operating time.

The products which we distribute and those that we own the manufacturing rights are designed to service a broad spectrum of commercial structures including medical facilities, office buildings, hotel and motel rooms, schools, restaurants, meat and produce processing facilities, military barracks, and athletic facilities. We have also used these products and services in single-family homes and multi-unit residences.

We commenced our planned principal operations in the second quarter of 2009. Since 2008, we began to implement our business plan by acquiring the related intellectual property and/or the distribution rights for the Hydrogen Peroxide aerosols, Ultra-Violet ozone Generators, and the UVGI (Ultra Violet Germicidal Irradiation) system that are at the core of our plan.

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

The Company began sales to international locations during the third quarter of 2010. In February 2012 the Company entered into a Sales and Distribution Agreement covering Latin America and the Caribbean and sold its first Steramist unit in Latin America in March 2012.

Business Outlook

TOMI's business growth objective is to be "The Global Leader in Decontamination and Infectious Disease Control” by developing and acquiring a premier platform of Hydrogen Peroxide aerosols, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America, Europe, the Middle East and the Far East.

We continue to pursue complementary business opportunities in manufacturing ROS (Reactive Oxygen Species)-related products, testing labs and other indoor air treatment and maintenance products.

Management believes that these contacts will foster critical relationships and convince more customers that TOMI Environmental Solutions will improve homeland security and infectious disease control within indoor environments.

Also during the third quarter of 2010, TOMI rescinded its stock purchase agreement with Adtec and reversed its 19% holding in Adtec due to a patent infringement law suit from L-3 Communications, a major U.S. defense contractor that raised legal issues about Adtec’s ownership of the intellectual property. TOMI has received its stock back.

On November 12, 2010, TOMI signed a term sheet it received from L-3 Communications setting forth the terms for a license /partnership agreement between L-3 Communications Holding, Inc., a Delaware corporation and its subsidiary Binary Ionization, Inc., a Delaware corporation, or any subsidiaries thereof ("BII") and TOMI Environmental Solutions, Inc. ("TOMI"), a Florida corporation for the sale of BII's product the SteraMist Mobile Control Unit with the detachable applicator (the "gun"), the SteraMist Room Decontamination Unit, and the associated consumables (the "Product").

Results of Operations

Years Ended December 31, 2011 and 2010

We began our planned principal operations during the second quarter of 2009. During the year ended December 31, 2011, we had total revenue of $208,399, as compared to total revenue of $357,167 for the year ended December 31, 2010. The decrease in revenue for the year ended December 31, 2010 when compared to the prior comparable period is due to a change in the Company's business strategy to licensing and selling our products to third parties and receiving royalty and recurring solution income rather than providing direct service.

The net loss attributable to the Company for the year ended December 31, 2011 totaled $826,510. The net loss for the year ended December 31, 2011 is due to various general and administrative expenses in the amount of $656,866 and professional fees of $202,810, respectively. Professional and consulting fees include legal, accounting and management consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial STATEMENTS AND SUPPLEMENTARY INFORMATION

The Company’s financial statements for the fiscal year ended December 31, 2010 are included in this annual report, beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2011, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

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

Harold W. Paul: Mr. Paul has been a director since June 2009. He has been engaged in the private practice of law for thirty-five years, primarily as a securities specialist. Mr. Paul has been company counsel to public companies listed on the AMEX, NASDAQ and OTC exchanges. He has served as a director for six public companies in a variety of industries, including technology and financial services. He holds a BA degree from SUNY at Stony Brook and a JD from Brooklyn Law School and is admitted to practice in New York and Connecticut.

Audit Committee

The Company's audit committee was established in June 2009 and is currently comprised of Harold W. Paul.

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
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and
  accountability for adherence to the Code of Ethics.

Item 11. Executive Compensation

Executive Officer Compensation

Change in
Pension
Value and
						Non-	Non-
						Equity	Qualified
						Incentive	Defferre
						Plan	Compen-	All Other
				Stock	Option	Compen-	Sation	Compen-
		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Halden S. Shane	2011	20,000(1)	-	366,000(1)	-	-	-	-	386,000
Principal Executive Officer and	2010	64,000(2)	-	275,000(3)	-	-	-	-	339,000
Principal Financial Officer	2009	20,000(2)	-	146,250(3)	-	-	-	-	166,250

(1)	Dr. Shane's employment agreement provides for a $20,000 annual salary plus incentive bonuses. The $20,000 cash portion of his compensation has been deferred. In February 2011, he was issued 14,075,923 common shares as consideration for payment of $366,000 in accrued compensation. At that time he also forgave an additional $700,000 in accrued compensation due him.

(2)	Does not include deferred compensation in the amounts of $1,066,269 and $827,868 as of December 31, 2010 and December 31, 2009, respectively.

(3)	In September 2009, Dr. Shane was issued 75,000 shares of common stock valued at $146,250 based on the closing price on that date in payment of accrued salaries of $150,000. The shares vest two years after issuance provided he is still employed by the Company at that time. The fair market value of the shares has been recorded as deferred compensation as of September 30, 2009. In August 2010, Dr. Shane was issued 2,500,000 shares of common stock valued at $275,000 based on the closing price on the date of grant for payment of accrued salaries of $125,000.

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2011 and December 31, 2010. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2011 and 2010. In September 2009, the Board of Directors adopted a resolution to compensate outside directors 20,000 options per year and meeting fees payable annually payable on January 2 of each year. We have entered into an employment agreement with our CEO, Dr. Halden Shane, and effective January 1, 2009. Dr. Shane was paid $64,000 and $20,000 during the year ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, Dr. Shane was owed $1,066,269 and $827,868, respectively, in unpaid salary. It is intended Dr. Shane will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. See Subsequent Events Note No.11 to the financial statements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Under Equity Compensation Plans

The Board of Directors adopted the 2008 Stock Option Plan that was approved by shareholders on May 13, 2009 and authorizes the issuance of up to 2,500,000 shares under the Plan.

In January 2010 and January 2011, Willie L. Brown, Jr.-a former director-and Harold W. Paul were issued 20,000 options each.

In January 2012 Mr. Paul was issued 20,000 options.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 65,635,283 shares of common stock outstanding as of March 20, 2012.

CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner	Percent of Class
Halden Shane 11710 Wetherby Lane Los Angeles, CA 90077	14,076,923	21.4%
Shane Family Trust (1) 11710 Wetherby Lane Los Angeles, CA 90077	8,100,000	12.3%
Harold W. Paul (2) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	1,862,500	2.8%
Belinha Shane (3) 11710 Wetherby Lane Los Angeles, CA 90077	1,000,000	1.5%
Ah Kee Wee 112 Spring Leaf Avenue Singapore 788502	7,865,556	12.0%
All Directors and Officers as a Group:	32,904,979	50.1%

(1) Halden Shane is a trustee of the Share Family Trust.

(2) Includes 40,000 options presently exercisable.

(3) Belinha Shane is the wife of Halden Shane. Mr. Shane disclaims beneficial ownership of any shares held in her name.

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

Item 14. Principal Accountant Fees and Services

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm:

	December31,	December 31,
	2011	2010

Audit fees	$68,000	$58,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total:	$68,000	$58,000

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, Wolinetz, Lafazan & Company, P.C.;
•	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010;
•	Consolidated Statements of Operations: For the Year Ended December 31, 2011 and December 31, 2010;
•	Consolidated Statements of Stockholders’ Equity (Deficiency): Years Ended December 31, 2011 and December 31, 2010;
•	Consolidated Statements of Cash Flows: For the Year Ended December 31, 2011 and December 31, 2010; and
•	Notes to Consolidated Financial Statements.

(2) Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 29, 2012	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive	March 29, 2012
Halden S. Shane	Officer (Principal Executive Officer)

/s/ HALDEN S. SHANE	Chief Financial Officer (Principal Financial	March 29 , 2012
Halden S. shane	Officer and Principal Accounting Officer)

/s/ HAROLD W. PAUL	Director	March 29, 2012
Harold W. Paul

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiaries ("the Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited revenues during the years ended December 31, 2011 and 2010 and has not been able to generate positive cash from operations for the years ended December 31, 2011 and 2010. In addition, at December 31, 2011 the Company has a working capital deficiency and stockholders’ deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 29, 2012

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 61,179
Miscellaneous Receivable	10,569	-
Prepaid expenses	4,950	2,862
Total Current Assets	15,519	64,041
Property and equipment, net	29,313	153,638
Intangible assets, net	80,549	91,659
Security deposits	500	5,416
Total Assets	$ 125,881	$ 314,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Cash Overdraft	$ 1,309	$ -
Accounts payable and accrued expenses	290,527	169,475
Accrued officer's compensation	20,000	1,066,269
Notes payable - current portion	2,157	8,077
Loans Payable - Officer	81,468	23,158
Customer deposits		53,940
Total Current Liabilities	395,461	1,320,919
Long-Term Liabilities:
Convertible Debenture Payable , net of discount of $73,398	1,602	-
Non-current portion of notes payable - other	-	2,157
Total Liabilities	397,063	1,323,076
Stockholders' Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock; par value $0.01; 1,000,000 shares authorized; 510,000 and 510,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5 % cumulative dividend, 4,000 shares authorized; none issued and outstanding at December 31, 2011 and December 31, 2010	-	-
Common Stock; par value $0.01; 200,000,000 and 75,000,000 shares authorized at December 31,2011 and December 31, 2010, respectively; 64,629,033 and 48,282,871 shares issued and outstanding at December 31,2011 and December 31, 2010 , respectively	646,290	482,829
Additional paid-in capital	10,934,799	9,584,424
Accumulated deficit	(11,857,371)	(11,032,491)
Deferred compensation	-	(52,788)
Accumulated Other Comprehensive Income	-	348
Total TOMI Environmental Solutions, Inc. Shareholders' Equity (Deficiency)	(271,182)	(1,012,578)
Non-controlling Interest	-	4,256
Total Stockholders' Equity (Deficiency)	(271,182)	(1,008,322)
Total Liabilities and Stockholders' Equity (Deficiency)	$ 125,881	$ 314,754

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010

Net revenue	$ 208,399	$ 357,167
Cost of sales	137,159	145,296
Gross profit	71,240	211,871
Costs and Expenses:
Professional fees	202,810	247,470
Other general and administrative expenses	656,866	1,054,562
(Recission) of acquisition and related research and development expense	-	(902,500)
Management and consulting fees- related party	-	1,193,447
Total Costs and Expenses	859,676	1,592,979
Loss from operations	(788,436)	(1,381,108)
Other Income (Expense) :
Change in fair market value of derivative liability	-	(50,269)
Amortization of debt discount	(1,602)	(95,000)
Interest expense	(18,519)	(34,275)
Finance charges related to convertible debt	(14,999)
Other	(2,954)	21,729
Total Other Income (Expense)	(38,074)	(157,815)
Net loss	$ (826,510)	$ (1,538,923)
Loss attributable to common stockholders:
Net loss	$ (826,510)	$ (1,538,923)
( Income) loss attributable to non-controlling interest	1,630	(4,256)
Net loss attributable to common stockholders	$ (824,880)	$ (1,543,179)
Basic and diluted loss per common share	$ (0.01)	$ (0.04)
Basic and diluted weighted average number of shares outstanding	62,014,096	38,194,157

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series A Preferred Stock Shares	Series B Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Deferred Stock Compensation	Non-controlling Interest	Other Comprehensive Income	Total
Balance, December 31, 2009	510,000	3,250	35,277,480	$ 5,100	$ 3,250,000	$ 352,774	$ 9,683,721	$ (9,489,312)	$ (1,284,855)	$ -	$ -	$ 2,517,428
Issuance of Common Stock for services			2,989,952			29,900	181,812					211,712
Issuance of Stock Options to Directors for services							84,000					84,000
Sale of common stock			7,430,556			74,306	250,694					325,000
Cancellation of Series B Preferred Stock		(3,250)			(3,250,000)		1,236,938					(2,013,062)
Dividends on Cumulative Convertible Series B Preferred Stock							(60,103)					(60,103)
Cancellation of Dividends of Series B Preferred Stock							265,788					265,788
Issuance of Common Stock for Settlement of Litigation			300,000			3,000	15,000					18,000
Deferred Compensation									38,620			38,620
Amortization of Deferred Compensation									1,193,447			1,193,447
Cancellation of Common Stock			(550,000)			(5,500)	(1,584,500)					(1,590,000)
Cancellation of Common Stock relating to Recission of Acquisition and Related Research and Development Expenses			(190,000)			(1,900)	(900,600)					(902,500)
Issuance of Common Stock as consideration of accrued officer's compensation			2,500,000			25,000	250,000					275,000
Debt Discount on Convertible Notes							95,000					95,000
Reclassification of derivative liability							107,636					107,636
Establishment of derivative liability							(55,213)					(55,213)
Issuance of Common Stock upon conversion of convertible debt			374,883			3,749	8,251					12,000
Issuance of Common Stock as consideration for payment of loans			150,000			1,500	6,000					7,500
Foreign Currency Translation Adjustment											348	348
Non-Controlling Interest										4,256		4,256
Net Loss								(1,543,179)				(1,543,179)
Balance, December 31, 2010	510,000	-	48,282,871	5,100	-	482,829	9,584,424	(11,032,491)	(52,788)	4,256	348	(1,008,322)

Common stock issued as consideration for accrued salaries of CEO			14,076,923			140,769	422,308					563,077
CEO forgiveness of accrued compensation							700,269					700,269
Amortization of Deferred Compensation									52788			52,788
Common stock issued as consideration for legal fees and accrued legal fees			572,115			5,721	17,254					22,975
Sale of common stock			1,500,000			15,000	112,500					127,500
Issuance of stock options as consideration for director fees							2,000					2,000
Exercise of stock options			20,000			200	800					1,000
Issuance of Common Stock for services			177,124			1,771	8,454					10,225
Debt discount and finance charges							89,999					89,999
Disposition of majority owned subsidiary							(3,209)			(4,256)	(348)	(7,813)
Net loss								(824,880)				(824,880)
Balance, December 31, 2011	510,000	-	64,629,033	$ 5,100.00	$ -	$ 646,290	$ 10,934,799	$ (11,857,371)	$ -	$ -	$ -	$ (271,182)

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
Operating Activities:
Net loss attributable to the Company	$ (824,880)	$ (1,543,179)
Less: Net Income( loss) attributable to non-controlliong interest	(1,630)	4,256
Net loss	(826,510)	(1,538,923)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	70,128	85,921
Bad debt expense	43,900	101,090
Amortization of debt discount and deferred financing charges	16,602	95,000
Common Stock and options issued for services	211,402	445,712
Common Stock issued for settlement of litigation	-	18,000
Common Stock cancelled for acquisition	-	(902,500)
Amortization of deferred compensation	52,788	1,232,068
Change in fair market value of derivative liability	-	50,269
Decrease in deferred revenue	-	(199,022)
Increase in accrued officer's compensation	20,000	-
Loss on sale of property and equipment	1,119	6,079
Changes in operating assets and liabilities:
Decrease in security deposits	4,916	-
Decrease in Accounts Receivable	-	5,570
(Increase) Decrease in prepaid expenses and other current assets	(12,657)	122,466
Increase in Accounts Payable and Accrued Liabilities	142,929	146,250
Increase(decrease) in customer deposits payable	(53,940)	53,940
Net cash (used in) operating activities	(329,323)	(278,080)
Investing Activities:
Proceeds from liquidation of investments	-	3,563,062
Capital expenditures	-	(46,248)
Proceeds from sale of property and equipment	20,000	120,505
Effect of subsidiary disposition	(5,898)	-
Net cash provided by investing activities	14,102	3,637,319
Financing Activities:
Cash Overdraft	1309
Payment for Notes Receivable	-	(20,000)
Proceeds from the sale of Common Stock	127,500	325,000
Redemption of Series B preferred stock	-	(3,250,000)
Redemption of common stock	-	(353,062)
Proceeds from loan payables	58,310	73,992
Payments of loan payables	-	(43,334)
Proceeds from convertible notes payable	75,000	95,000
Payments of convertible notes payable	-	(83,000)
Payments of notes payable	(8,077)	(56,130)
Net cash provided by (used in) financing activities	254,042	(3,311,534)
Effect of exchange rate change	-	348
Net increase (decrease) in cash and cash equivalents	(61,179)	48,053
Cash and cash equivalents at beginning of period	61,179	13,126
Cash and cash equivalents at end of period	$ -	$ 61,179
Cash paid during the period for:
Interest expense	$ 11,351	$ 34,275
Income taxes	-	-

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Non-Cash Financing Activities:
Issuance of Common Stock for payment of Accounts Payable	$ 20,875	$ 6,000
Forgiveness of accrued compensation to related party	700,269	-
Common stock issued for payment of accrued compensation	-	125,000
Dividends payable on preferred stock - Series B	-	60,102
Discount on convertible notes payable	75,000	95,000
Reversal of dividends payable on preferred stock - Series B	-	265,787
Issuance of Common Stock upon conversion of convertible debt	-	12,000
Issuance of Common Stock as consideration for payment of loans payable	-	7,500
Common stock issued as consideration for accrued compensation to related party	366,000	-
Accounts payable applied to option exercise	1,000	-

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. is a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our products are designed to service a broad spectrum of commercial structures including medical facilities, office buildings, hotel and motel rooms, schools, restaurants, meat and produce processing facilities, military barracks, and athletic facilities. Our products and services have also been used in single-family homes and multi-unit residences.

In July 2010, the Company established TOMI Environmental Solutions-Singapore Pte, Ltd. ("TOMI-Singapore"), a subsidiary with an ownership interest of 55% and began operations in Singapore. In November 2011 the Company disposed of TOMI Singapore.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Going Concern

The Company had limited revenues during the years ended December 31, 2011 and 2010 and has incurred a net loss of $824,880 for the year ended December 31, 2011. The Company has not been able to generate positive cash from operations for the years ended December 31, 2011 and 2010. In addition, at December 31, 2011 the Company has a negative working capital of $379,942 and stockholders' deficiency of $271,182. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company plans to raise additional funds through debt and equity placements and increase revenue through new product development. In the event that the Company cannot generate sufficient cash flow from its operations or raise proceeds from offering debt or equity securities, the Company may be forced to curtail or cease its activities. There can be no assurance that the Company will be successful in achieving its goals.

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI (a Florida Corporation) (Parent), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) and through November 2011 its 55% owned subsidiary, TOMI-Singapore. In November 2011 the Company disposed TOMI-Singapore. The Company’s 55% owned subsidiary, TOMI-Environmental-China (TOMI-China) has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s financial instruments include cash and equivalents, accounts payable and accrued expenses, loans payable and convertible notes. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts payable and accrued expenses and loans payable approximated fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at December 31, 2011.

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

Income (Loss) Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per share is the same as basic loss per share as the effect of potentially dilutive securities (Series A Preferred Stock, options, convertible debt and warrants: 2,445,000 and 550,000 shares at December 31, 2011 and 2010 respectively) would be anti-dilutive.

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

Stock-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2011, the Company has 60,000 options outstanding and 941,500 common shares issued under the Plan.

Debt Discount

The Company follows the authoritative guidance for accounting for debt discount and valuation of detachable warrants. The Company recognized the value of detachable warrants issued in conjunction with issuance of the convertible Debenture note. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt.

Income Taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority.

Comprehensive Income

Comprehensive income is calculated in accordance with ASC 220 "Comprehensive Income". ASC 220 requires the disclosure of all components of comprehensive income. As of December 31, 2010, comprehensive income related to foreign currency translation adjustment relating to the Company's Singapore subsidiary.

Foreign Currency Translation

Assets and liabilities of the Company's Singapore subsidiary were translated to US dollars using the current exchange rate for assets and liabilities. Amounts on the statement of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the years ended December 31, 2011 and 2010, advertising expenses totaled approximately $2,200 and $12,000, respectively.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2011	2010
Furniture and fixture	$18,937	$18,937
Equipment	102,861	147,049
Vehicles	88,687	132,055
	210,485	298,041
Less: Accumulated depreciation	181,172	144,403
	$29,313	$153,638

Depreciation was $59,018 and $74,814 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4. INTANGIBLE ASSETS

Definite life intangible assets consist of the following:

	December 31,	December 31,
	2011	2010
Intellectual property and trademarks	$111,100	$111,100

Less: Accumulated Amortization	30,551	19,441
	$80,549	$91,659

The Company’s definite life intangible assets are being amortized over their estimated useful lives of ten years. Amortization expense was $11,110 and $11,109 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Note Payable

The Company financed two field service vehicles in 2008 using notes payables with various terms. These notes are collateralized by the related field service vehicles. The notes expire at various times through March 2012 and have interest rates from 8.8% to 10.1% per annum and are payable in monthly installments of $732 (including principal and interest) and due by March 2012. As of December 31, 2011, the note payable relating to one of the two field service vehicles has been paid. The remaining note payable will mature in 2012. The note is secured by the vehicle acquired.

	December 31,	December 31,
	2011	2010

Total vehicle note	2,157	10,234
Less: current portion	2,157	8,077
Long-term portion:	-	2,157

Convertible Notes Payable

On November 21, 2011, we sold a $75,000 convertible promissory note bearing interest at 10% per annum and maturing on December 31, 2016. The note is convertible at any time, contains various default provisions and the conversion price is initially $0.05 per share. After June 30, 2012, the conversion price will at the end of each month adjust to the lower of the current conversion price or 110% of that month’s volume weighted average price as reported by Bloomberg subject to being no lower than $0.005 per shares. Accordingly, a derivative instrument will be established at that time. The purchaser of the Note also received 375,000 warrants to acquire common shares. The warrants expire on December 31, 2017 and have an initial exercise price which is $0.05 per share and can adjust lower in the same manner as the accompanying convertible note, thereby becoming a derivative instrument at that time.

These warrants and note were valued at $89,999 using the Black-Scholes pricing model with the following assumptions: expected volatility 327%; expected dividend -0-; expected term 5.12 and 6.12 years; and risk free rate .25%.

The Company recorded a deferred debt discount in the amount of $75,000 and finance charge of $14,999. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $1,602 for the year ended December 31, 2011.

Loans Payable- Officer

Loans payable to the Company’s CEO bear interest at 5% per annum and are payable on demand. Included in loans payable at December 31, 2011 is accrued interest of $2,690.

At December 31, 2010, loans payable of $23,158 included amounts owed to the Company’s CEO of $20,658 and $2,500 to a third party.

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.001 par value. At December 31, 2011 and 2010, there were 510,000 shares issued and outstanding.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.01. At December 31, 2011 and 2010, there were 64,629,033 and 48,282,871 shares issued and outstanding, respectively.

On April 13, 2010, the Company’s Board of Directors rescinded a transaction entered into in February 2009 with Taurus Global Opportunity Fund, canceled 3,250 shares of the Series B preferred stock and 350,000 common shares and paid the holders $3,563,062 from the proceeds of the restricted investment. The accrued dividends on the Series B stopped upon the effective date of the cancellation of the agreement on April 13, 2010 and the accrued dividend of $265,787 was reversed into additional paid in capital. In connection with this transaction, the Company recognized a loss on investment of $1,238,652 for the year ended December 31, 2009.

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

In December 2010, the Company issued 100,000 and 50,000 shares of common stock as consideration for payment of $5,000 and $2,500 principal loans payable to the Company’s CEO and a third party, respectively.

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

In September 2011, the Company issued 171,500 shares of common stock to Harold Paul valued at $8,575 as consideration for payment of accrued legal services amounting to $6,000. The company recorded additional share-based compensation expense of $2,575 in connection with this transaction. The Company also issued 5,626 shares valued at $1,650 to a vendor for services rendered.

Stock Options

The Company issued a total of 40,000 options valued at $84,000 to two directors in January 2010. The options have an exercise price of $2.10 and a fair market value of $2.10 per option. The options expire on January 2020. The options were valued using the black-scholes model using the following assumptions: volatility - 316%; dividend yield – 0%; zero coupon rate – 3.85% and a life of 10 years.

The Company issued a total of 40,000 options valued at $2,000 to two directors in January 2011. The options have an exercise price of $0.05 and a fair market value of $0.05 per option. The options expire on January 2021. The options were valued using the Black-Scholes model using the following assumptions: volatility - 348%; dividend yield - 0%; zero coupon rate 3.50% and a life of 10 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its options.

A summary of the status of the Company’s options is presented below.

	December 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	40,000	$2.10	-	$2.10
Granted	40,000.05		40,000	-
Exercised	(20,000)	(.05)	-	-
Outstanding, end of year	60,000	$1.42	40,000	$2.10

Options outstanding and exercisable by price range as of December 31, 2011 were as follows:

Outstanding Options			Exercisable Options
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$2.10	40,000	8	40,000	$2.10
$0.05	20,000	7	20,000	$0.05

NOTE 7. RELATED PARTY

In August 2010, the Company issued to Dr. Shane 2,500,000 shares of common stock as consideration for payment of $125,000 accrued compensation. These shares were valued at $275,000 which was the quoted market value on the date of issuance. Accordingly, the Company recorded compensation expense of $150,000 in connection with this transaction.

In February 2011, the Company entered into a new employment agreement with its CEO that provides for a base salary of $20,000, subject to CPI adjustments, incentive performance bonuses equal to 12% of the Company's annual GAAP earnings for the years 2011 through 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015.

As of December 31, 2011, the Company has accrued $20,000 for unpaid wages under the employment agreement.

NOTE 8. COMMITMENTS AND CONTINGENCIES

None.

NOTE 9. NOTES RECEIVABLES

The Company is the holder of two promissory notes with Advanced Disinfectant Technologies (“Adtec”) in the amount of $75,000 and $20,000 due on November 30, 2010 and February 2011, respectively. The notes bear interest of 8% per annum. In the event of default, the Company is entitled to receive seven foggers for the first note and two foggers for the second note at no charge. As of December 31, 2010, the Company fully reserved these notes receivables and recorded bad debt expense of $95,000.

NOTE 10. INCOME TAXES

At December 31, 2011 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $5,300,000, which may be applied against future taxable income, if any, from 2027 to 2031. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2011 the Company had a deferred tax asset of approximately $1,802,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized any tax benefit or tax assets from these loss carry-forwards due to the fact that realization of the tax benefit is uncertain and therefore, a valuation allowance equal to 100% of the tax benefit has been applied against the value of any tax asset arising from these losses. The difference between the federal statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $255,000 in 2011.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

In January 2012 the Company granted 20,000 stock options to a director. The Options have an exercise price of $0.03 per share and expire January 1, 2022.

In January 2012 the Company issued 100,000 shares of common stock to a former director.

On January 9, 2012 the Company sold 800,000 shares of common stock for $10,000 to a private investor.

In February 20, 2012 we sold a $100,000 convertible promissory note bearing interest at10% per annum and maturing December 31, 2015. The note is convertible at any time and the conversion price is initially $0.05 per share. After August 30, 2012, the conversion price will at the end of each month adjust to the lower of the current conversion price or 110% of that month’s volume weighted average price as reported by Bloomberg subject to being no lower than $0.005 per shares. The purchaser of the Note also received 600,000 warrants to acquire common shares. The warrants expire on December 31, 2017 and have an initial exercise price which is $0.05 per share and can adjust lower in the same manner as the accompanying convertible note.

In February 2012, the Company issued 181,250 common shares for payment of $5,437 in legal fees.

