Form 10-K/A
period 2011-12-31
TOMI Environmental Solutions, Inc.
filed 2012-04-02
CIK 314227

f

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A No. 1

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

Documents incorporated by reference

None.

Explanatory Note

This Amendment No. 1 to TOMI Environmental Solutions Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. The filing agent for the Company experienced a software crash and subsequent software malfunction that prevented timely filing of the eXtensible Business Reporting Language exhibits. Exhibit 101 to this Amendment No. 1 to Form 10-K furnishes the following items in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets as of December 31, 2011 and 2010;

(ii)  Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010;

(iii)  Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2011 and 2010

(iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010; and

(v) Notes to Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above.

This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

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

DATED: April 2, 2012	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive	April 02, 2012
Halden S. Shane	Officer (Principal Executive Officer)

/s/ HALDEN S. SHANE	Chief Financial Officer (Principal Financial	April 02, 2012
Halden S. shane	Officer and Principal Accounting Officer)

/s/ HAROLD W. PAUL	Director	April 02, 2012
Harold W. Paul

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Label Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document