Form 10-Q
period 2012-03-31
TOMI Environmental Solutions, Inc.
filed 2012-05-15
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(800) 525-1698

(Registrant's telephone number, including area code)

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

As of May 15, 2012, the registrant had 68,612,997 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page
PART I -	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F-1

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4	CONTROLS AND PROCEDURES	18

PART II -	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	20

ITEM 1A	RISK FACTORS	20

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5	OTHER INFORMATION	20

ITEM 6	EXHIBITS	20

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$ 62,510	$ -
Miscellaneous Receivable	7,562	10,569
Prepaids Expenses	8,512	4,950

Total Current Assets	78,584	15,519

Property and Equipment - net	49,137	29,313

Other Assets:
Intangible Assets, net	77,772	80,549
Security Deposits	500	500
Total Other Assets	78,272	81,049

TOTAL ASSETS	$ 205,993	$ 125,881

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Cash Overdraft	$ -	$ 1,309
Accounts Payable and Accrued Expenses	212,835	290,527
Accrued Officer's Compensation	25,000	20,000
Notes Payable - Current Portion	-	2,157
Loan payables - Officer	113,908	81,468
Total Current Liabilities	351,743	395,461

Long-term Liabilities:
Convertible Debenture Payable, net of discount of $167,126 and $73,398 at March 31, 2012
and December 31 , 2011, respectively	7,874	1,602
Total Liabilities	359,617	397,063

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Deficiency:
Cumulative Convertible Series A Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 510,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	5,100	5,100
Cumulative Convertible Series B Preferred Stock, $1,000 stated value/ 7.5% cumulative dividend, 4,000 shares authorized; none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common Stock, $.01 par value, 200,000,000 shares authorized; 66,335,283 and 64,629,033 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	663,353	646,290
Additional Paid-in Capital	11,127,769	10,934,799
Accumulated Deficit	(11,949,846)	(11,857,371)
Total Stockholders' Deficiency	(153,624)	(271,182)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 205,993	$ 125,881

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended March 31, 2012	For the Quarter Ended March 31, 2011

Net Revenues	$ 65,229	$ 147,974
Cost of Sales	31,743	105,122
Gross Profit	33,486	42,852

Costs and Expenses:
Professional Fees	83,596	66,180
Other General and Administrative Expenses	46,803	362,399
Debt Extinguishment	(43,900)
Total Costs and Expenses	86,499	428,579

Loss from Operations	(53,013)	(385,727)

Other Expenses:
Amortization of Debt Discount	(6,272)
Finance charges related to convertible debt	(23,995)
Interest Expense	(9,195)	(3,192)
Total Other Expenses	(39,462)	(3,192)

Net Loss	$ (92,475)	$ (388,919)

Loss attributable to common stockholders
Net Loss	$ (92,475)	$ (388,919)
Preferred stock dividend	-	-
Loss Attributable to Common Stockholders	(92,475)	(388,919)

Non-Controlling Interest	-	4,171

Loss Attributable to Common Stockholders After Non-Controlling Interest	$ (92,475)	$ (393,090)

Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	64,851,482	54,668,398

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES:

Net Loss attributable to the Company	$ (92,475)	$ (393,090)
Add: Net loss attributable to non-controlling interest	-	4,171
Net Loss	(92,475)	(388,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,299	25,160
Amortization of debt discount	6,272	-
Finance charges in connection with convertible debt	23,995	-
Common stock and options issued for services	21,038	207,177
Amortization of deferred compensation	-	18,281
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other assets	(3,562)	2,862
Decrease in miscellaneous receivable	3,007	-
Increase (Decrease) in accounts payable and accrued expenses	(42,692)	71,068
(Decrease) in customer deposits	-	(53,940)
Net cash used in operating activities	(76,118)	(118,311)

INVESTING ACTIVITIES:
Purchase of equipment	(25,346)	(1,016)
Net cash used in investing activities	(25,346)	(1,016)

FINANCING ACTIVITIES:
Cash Overdraft	(1,309)	-
Proceeds from sale of common stock	35,000	63,750
Proceeds from Loans Payable	32,440	32,122
Proceeds from Convertible Note Payable	100,000	-
Payments of Loan Payables	-	(1,412)
Payments of Notes Payable	(2,157)	(1,942)

Net Cash Provided by Financing Activities	163,974	92,518

Effect of exchange rate change	-	269

Increase( decrease) in cash and cash equivalents	62,510	(26,540)

Cash and cash equivalents at beginning of period	-	61,179

Cash and cash equivalents at end of period	$ 62,510	$ 34,639

Cash paid during the period for:
Interest expense	$ 3,026	$ 3,192
Income tax	-	-

The accompanying notes are an integral part of these consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended	For the Quarter Ended
	March 31, 2012	March 31, 2011
Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Forgiveness of compensation - officer	$-	$700,269
Common stock issued as consideration for accrued compensation - officer	$-	$366,000
Common stock issued as consideration for accrued expenses	$3,000	$14,875
Accrued expenses applied for option exercise	$-	$1,000
Payment of accrued expenses by former director applied to additional paid in capital	$27,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2011 and the quarter ended March 31, 2012. The Company has not been able to generate positive cash from operations for the years ended December 31, 2011 and the quarter ended March 31, 2012. In addition, for the three months ended March 31, 2012 the Company incurred a net loss of $92,475 and at March 31, 2012, the Company has a stockholders’ deficiency of $153,624 and a working capital deficiency of $273,159. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 30, 2012. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada) and through December 31, 2011 its 55% owned subsidiary, TOMI Environmental Solutions-Singapore Pte, Ltd. (TOMI-Singapore). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss) Per Share

The computation of income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (Series A Preferred Stock, options, convertible debt and warrants: 5,065,000 and 570,000 shares at March 31, 2012 and 2011 respectively) would be antidilutive.

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

Share-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock- based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of March 31, 2012, the Company has 80,000 options outstanding and 1,122,750 common shares issued under the Plan.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the quarter ended March 31, 2012 and 2011, advertising and promotional expenses totaled approximately $0 and $321, respectively.

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

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Furniture and fixture	$ 18,937	$ 18,937
Equipment	102,861	102,861
Vehicles	88,687	88,687
Demonstration Equipment	25,346	-
	235,831	210,485
Less: Accumulated depreciation	186,694	181,172
	$ 49,137	$ 29,313

Depreciation was $5,522 and $22,382 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4: INTANGIBLE ASSETS

Definite life intangible assets consist of the following:

	March 31, 2012	December 31, 2011
(Unaudited)
Intellectual property and trademarks	$ 111,100	$ 111,100

Less: Accumulated Amortization	33,328	30,551
	$ 77,772	$ 80,549

The Company’s definite life intangible assets are being amortized over their estimated useful lives of ten years. Amortization expense was $2,777 and $ 2,778 for the quarters ended March 31, 2012 and 2011, respectively.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: NOTES AND LOANS PAYABLE

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

These warrants and note were valued at $89,999 using the Black-Scholes pricing model with the following assumptions: expected volatility 327%; expected dividend -0-; expected term 6.12 years; and risk free rate .25%.

The Company recorded a deferred debt discount in the amount of $75,000 and finance charge of $14,999. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $3,556 for the quarter ended March 31, 2012.

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

These warrants and note were valued at $123,995 using the Black-Scholes pricing model with the following assumptions: expected volatility 309%; expected dividend -0-; expected term 5.87 years; and risk free rate .25%.

The Company recorded a deferred debt discount in the amount of $100,000 and finance charge of $23,995. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $2,716 for the quarter ended March 31, 2012.

Loans Payable- Officer

Loans payable to the Company’s CEO bear interest at 5% per annum and are payable on demand. Included in loans payable at March 31, 2012 is accrued interest of $3,903.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At March 31, 2012 and December 31, 2011, there were 510,000 shares issued and outstanding. The Series A Convertible Preferred Stock is convertible at the rate of one share of common stock for one share of Preferred A stock.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.01. At March 31, 2012 and December 31, 2011, there were 66,335,283 and 64,629,033 shares issued and outstanding, respectively.

During the quarter ended March 31, 2012, the Company sold an aggregate of 925,000 shares of common stock for $35,000.

During the quarter ended March 31, 2012, the Company issued 181,250 shares of common stock valued at $5,438 to Harold Paul for legal services rendered and 500,000 shares of common stock valued at $15,000 to another attorney for legal services rendered.

During the quarter ended March 31, 2012 the Company issued 100,000 shares of common stock valued at $3,000 to a former director in connection with payment of accrued liabilities.

Stock Options

The Company issued a total of 20,000 options valued at $600 to one director in January 2012. The options have an exercise price of $0.03 and a fair market value of $0.03 per option. The options expire on January 2022. The options were valued using the Black-Scholes model using the following assumptions: volatility – 322%; dividend yield - 0%; zero coupon rate .25% and a life of 10 years. The following table summarizes stock option as of March 31, 2012:

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012
	Number of	Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2012	60,000	$ 1.42
Granted	20,000.03
Exercised	-	-
Outstanding, March 31, 2012	80,000	$ 1.07

Options outstanding and exercisable by price range as of March 31, 2012 were as follows:

Outstanding Options			Exercisable Options
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$2.10	40,000	7	40,000	$2.10
$0.05	20,000	6	20,000	$0.05
$0.03	20,000	9	20,000	$0.03

NOTE 7. RELATED PARTY

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

As of March 31, 2012, the Company has accrued $25,000 for unpaid wages under the employment agreement.

NOTE 8. DEBT EXTINGUISHMENT

During the quarter ended March 31, 2012 a vendor of the Company forgave indebtedness in the amount of $43,900 in exchange for certain of the Company’s test equipment that has no carrying value on the Company’s books.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

None.

NOTE 10. SUBSEQUENT EVENTS

In April 2012 we issued 46,945 shares of common restricted stock in exchange for services rendered.

In April 2012, we sold 2,230,769 shares of common restricted stock for proceeds of $95,000 to two investors.

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

In April 2012 we completed our first sale in Panama arising from this new agreement. We also made continued aerosol solution sales under our ongoing program with Sinai Hospital in Baltimore, MD.

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

On November 12, 2010, TOMI signed a term sheet it received from L-3 Communications setting forth the terms for a license /partnership agreement between L-3 Communications Holding, Inc., a Delaware corporation and its subsidiary Binary Ionization, Inc., a Delaware corporation, or any subsidiaries thereof ("BII") and TOMI Environmental Solutions, Inc. ("TOMI"), a Florida corporation for the sale of BII's product the SteraMistMobile Control Unit with the detachable applicator (the "gun"), the SteraMist Room Decontamination Unit, and the associated consumables (the "Product").

Critical Accounting Policies and Estimates

Refer to our Form 10-K filed with SEC on March 30, 2012.

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

Results of Operations for the Three Months March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the quarter ended March 31, 2012, we had total revenue of $65,229 as compared to total revenue of $147,974 for the quarter ended March 31, 2011. This decrease in revenue is primarily attributable to our shift in our primary product line from ozone generating equipment to our platform of hydrogen peroxide aerosols and our change in focus from an air remediation company to a full service decontamination control company.

Our net loss from operations for the quarter ended March 31, 2012 was $53,013 as opposed to a net loss for the quarter ended March 31, 2011 of $385,727, a decrease of $332,714. The substantial change was due to a reduction in general and administrative expenses consisting of the elimination of management and consulting fees.

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

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2012.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended March 31, 2012.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2012 we issued 46,945 shares of common restricted stock in exchange for services rendered.

In April 2012, we sold 2,230,769 shares of common restricted stock for proceeds of $95,000 to two investors.

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

Date: May 15, 2012

By: /s/ Halden Shane

------------------------------------------------

Halden Shane

Principal Executive Officer

Principal Financial and Accounting Officer