Form 10-Q/A
period 2012-03-31
TOMI Environmental Solutions, Inc.
filed 2012-05-16
CIK 314227

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to TOMI Environmental Solutions Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Item 601 of Regulation S-K. Exhibit 101 furnishes the following items in eXtensible Business Reporting Language (“XBRL”):

(i)	Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011;

(ii)  Unaudited Condensed Consolidated Statements of Operations for the Quarter Ended March 31, 2012 and 2011;

(iii)  Unaudited Condensed Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2012 and 2011; and

(v)  Notes to Unaudited Condensed Consolidated Financial Statements.

  No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I: Exhibits

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Label Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 16, 2012

By: /s/ Halden Shane

------------------------------------------------

Halden Shane

Principal Executive Officer

Principal Financial and Accounting Officer