Form 10-Q
period 2012-06-30
TOMI Environmental Solutions, Inc.
filed 2012-08-10
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

As of August 1, 2012, the registrant had 72,750,497 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$23,041	$-
Accounts Receivable	176,545	-
Miscellaneous Receivable	3,199	10,569
Prepaids Expenses	2,352	4,950

Total Current Assets	205,137	15,519

Property and Equipment - net	62,496	29,313

Other Assets:
Intangible Assets, net	74,994	80,549
Security Deposits	500	500
Total Other Assets	75,494	81,049

TOTAL ASSETS	$343,127	$125,881

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Cash Overdraft	$-	$1,309
Convertible Debenture Payable, net of discount of $156,791 and $ -0- at June 30, 2012
and December 31 , 2011, respectively	18,209	-
Accounts Payable and Accrued Expenses	255,788	290,527
Accrued Officer's Compensation	30,000	20,000
Notes Payable - Current Portion	-	2,157
Loan payable - Related Party	129,130	81,468
Total Current Liabilities	433,127	395,461

Long-term Liabilities:
Convertible Debenture Payable, net of discount of $ -0- and $73,398 at June 30, 2012
and December 31 , 2011, respectively	-	1,602
Total Liabilities	433,127	397,063

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Deficiency:
Cumulative Convertible Series A Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 510,000 shares issued and outstanding at June 30, 2012 and December 31, 2011.	5,100	5,100
Cumulative Convertible Series B Preferred Stock, $1,000 stated value 7.5% cumulative dividend, 4,000 shares authorized; none issued and outstanding at June 30, 2012 and December 31, 2011.	-	-
Common Stock, $.01 par value, 200,000,000 shares authorized; 68,912,997 and 64,629,033 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	689,130	646,290
Additional Paid-in Capital	11,213,867	10,934,799
Accumulated Deficit	(11,998,097)	(11,857,371)
Total Stockholders' Deficiency	(90,000)	(271,182)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$343,127	$125,881

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Net Revenues	$218,473	$10,514	$283,702	$158,488
Cost of Sales	126,963	4,937	158,706	110,059
Gross Profit	91,510	5,577	124,996	48,429

Costs and Expenses:
Professional Fees	27,288	38,106	110,884	104,286
Other General and Administrative Expenses	95,726	92,742	142,529	455,141
Debt Extinguishment	-	-	(43,900)
Total Costs and Expenses	123,014	130,848	209,513	559,427

Loss from Operations	(31,504)	(125,271)	(84,517)	(510,998)

Other Expenses:
Amortization of Debt Discount	(10,335)		(16,607)
Finance charges related to convertible debt	-		(23,995)
Foreign currency exchange loss	-	(498)	-	(498)
Interest Expense - related party	(1,540)		(2,753)
Interest Expense	(4,873)	(4,174)	(12,855)	(7,366)
Total Other Expenses	(16,748)	(4,672)	(56,210)	(7,864)

Net Loss	$(48,252)	$(129,943)	$(140,727)	$(518,862)

Loss attributable to common stockholders
Net Loss	$(48,252)	$(129,943)	$(140,727)	$(518,862)
Preferred stock dividend	-	-	-	-
Loss Attributable to Common Stockholders before non-controlling interest	(48,252)	(129,943)	(140,727)	(518,862)

(Income) Loss Attributable to non-controlling interest	-	(3,980)	-	191

Loss Attributable to Common Stockholders After Non-Controlling Interest	$(48,252)	$(125,963)	$(140,727)	$(519,053)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	68,027,057	64,249,511	66,774,301	59,449,715

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES:

Net Loss attributable to the Company	$(140,727)	$(519,053)
Add: Net loss attributable to non-controlling interest	0	191
Net Loss	(140,727)	(518,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,344	49,883
Amortization of debt discount	16,606	-
Finance charges in connection with convertible debt	23,995	-
Common stock and options issued for services	37,915	208,827
Amortization of deferred compensation	-	36,562
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(176,545)	-
(Increase) in Inventory	-	(1,024)
Decrease in Prepaid Expenses and Other Assets	2,598	2,862
Decrease in Miscellaneous Receivable	7,370	-
Increase in Accounts Payable and Accrued Expenses	5,261	78,082
(Decrease) in Deferred Revenue	-	(53,940)
Net cash used in operating activities	(205,183)	(197,610)

INVESTING ACTIVITIES:
Purchase of equipment	(45,972)	(1,969)
Net cash used in investing activities	(45,972)	(1,969)

FINANCING ACTIVITIES:
Cash Overdraft	(1,309)	-
Proceeds from sale of common stock	130,000	127,500
Proceeds from Loan Payable - Related Party	47,662	33,241
Proceeds from Convertible Note Payable	100,000	-
Payments of Loan Payables	-	(1,412)
Payments of Notes Payable	(2,157)	(3,931)

Net Cash Provided by Financing Activities	274,196	155,398

Effect of exchange rate change	-	648

Increase( decrease) in cash and cash equivalents	23,041	(43,533)

Cash and cash equivalents at beginning of period	-	61,179

Cash and cash equivalents at end of period	$23,041	$17,646

Cash paid during the period for:
Interest expense	$7,370	$6,401
Income tax	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Forgiveness of compensation - officer	$-	$700,269
Common stock issued as consideration for accrued compensation - officer	$-	$366,000
Common stock issued as consideration for accrued expenses	$3,000	$14,875
Accrued expenses applied for option exercise	$-	$1,000
Payment of accrued expenses by former director applied to additional paid in capital	$27,000	$-

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2011 and the six month period ended June 30, 2012. The Company has not been able to generate positive cash from operations for the years ended December 31, 2011 and the six month period ended June 30, 2012. In addition, for the six month period ended June 30, 2012 the Company incurred a net loss of $140,727 and at June 30, 2012, the Company has a stockholders’ deficiency of $90,000 and a working capital deficiency of $227,990. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada) and through December 31, 2011 its 55% owned subsidiaries, TOMI Environmental Solutions-Singapore Pte, Ltd. (TOMI-Singapore).  The Company's 55% owned subsidiary, TOMI-Environmental-China (TOMI-China) has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's financial instruments include cash and equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and notes and loans payable. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and notes and loans payable approximated fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at June 30, 2012.

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

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents.  For the three and six months ended June 30, 2012 and June 30, 2011, diluted loss per common share is the same as  basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has therefore, been excluded from the computation.  For the three and six months ended June 30, 2012, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares) $175,000 in 10% notes payable convertible into 3,500,000 shares and attached warrants exercisable into 975,000 common shares, and 80,000 options (exercisable into 80,000 common shares).  For the three and six months ended June 30, 2011, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common  share for every preferred share (510,000 common shares and 60,000 options (exercisable into 60,000 common shares).

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock- based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of June 30, 2012, the Company has 80,000 options outstanding and 1,122,750 common shares issued under the Plan.

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

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three and six month periods ended June 30, 2012, advertising and promotional expenses totaled $11,359 and $11,359, respectively.  For the three and six months ended June 30, 2011, advertising and promotional expenses totaled $82 and $402, respectively.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Furniture and fixture	$18,937	$18,937
Equipment	102,861	102,861
Vehicles	88,687	88,687
Demonstration Equipment and Trade Show Displays	45,972	-
	256,457	210,485
Less: Accumulated depreciation	193,961	181,172
	$62,496	$29,313

Depreciation was $12,789 and $44,327 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 4: INTANGIBLE ASSETS

Definite life intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Intellectual property and trademarks	$111,100	$111,100

Less: Accumulated Amortization	36,106	30,551
	$74,994	$80,549

The Company’s definite life intangible assets are being amortized over their estimated useful lives of ten years. Amortization expense was $5,555 and $5,556 for the six month periods ended June 30, 2012 and 2011, respectively.

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

The Company recorded a deferred debt discount in the amount of $75,000 and finance charge of $14,999. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $7,316 for the six month period ended June 30, 2012.

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

The Company recorded a deferred debt discount in the amount of $100,000 and finance charge of $23,995. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $9,290 for the six month period ended June 30, 2012.

In July 2012 the $75,000 note was converted to common stock by the holder and the $100,000 note was paid in full by the Company.  (See Note 10- Subsequent Events)

Loans Payable- Related Party

Loans payable to the Company’s CEO bear interest at 5% per annum and are payable on demand. Included in loans payable at June 30, 2012 is accrued interest of $2,753 for the six months ended June 30, 2012.

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At June 30, 2012 and December 31, 2011, there were 510,000 shares issued and outstanding. The Series A Convertible Preferred Stock is convertible at the rate of one share of common stock for one share of Preferred A stock.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.01. At June 30, 2012 and December 31, 2011, there were 68,912,997 and 64,629,033 shares issued and outstanding, respectively.

During the six months ended June 30, 2012, the Company sold an aggregate of 3,155,760 shares of common stock for $130,000.

During the six months ended June 30, 2012, the Company issued 181,250 shares of common stock valued at $5,438 to Harold Paul for legal services rendered and 500,000 shares of common stock valued at $15,000 to another attorney for legal services rendered.

During the six months ended June 30, 2012, the Company issued 346,945 shares of common stock to outside consultants for professional services rendered.

During the six months ended June 30, 2012 the Company issued 100,000 shares of common stock valued at $3,000 to a former director in connection with payment of accrued liabilities.

Stock Options

The Company issued a total of 20,000 options valued at $600 to one director in January 2012. The options have an exercise price of $0.03. The options expire on January 2022. The options were valued using the Black-Scholes model using the following assumptions: volatility – 322%; dividend yield - 0%; zero coupon rate .25% and a life of 10 years. The following table summarizes stock option as of June 30, 2012:

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012
	Number of	Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2012	60,000	$1.42
Granted	20,000	.03
Exercised	-	-
Outstanding, June 30, 2012	80,000	$1.07

Options outstanding and exercisable by price range as of June 30, 2012 were as follows:

Outstanding Options			Exercisable Options
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$2.10	40,000	7.50	40,000	$2.10
$0.05	20,000	8.50	20,000	$0.05
$0.03	20,000	9.50	20,000	$0.03

Stock Warrants

In connection with the issuance of 10% Convertible Notes (See Note 5 – Notes and Loans Payable) on November 21, 2011 and February 20, 2012 the Company issued a total of 975,000 warrants to purchase its common stock.  The following table summarizes the outstanding common stock warrants as of June 30, 2012:

	June 30, 2012
	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, January 1, 2012	375,000	0.05
Granted	600,000	0.05
Exercised	-	-
Outstanding, June 30, 2012	975,000	$0.05

Warrants outstanding and exercisable by price range as of June 30, 2012 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.05	975,000	5.50	975,000	$0.05

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY

In February 2011, the Company entered into a new employment agreement with its CEO.  The agreement calls for annual base compensation of $20,000, subject to Consumer Price Index increases, incentive performance bonuses equal to 12% of the Company’s annual GAAP earnings for the year 2011 to 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits.  The agreement terminates December 31, 2015.  During the three and six months ended June 30, 2012 and June 30, 2011, a total of $5,000 and $10,000, respectively, was recorded as compensation for the Company’s CEO.

In February 2011, the Company issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 was recorded as share-based compensation during the three months ended M<arch 31, 2011.  Further, the CEO forgave accrued compensation due him amounting to $700,269.  The compensation forgiven by the CEO has been treated as a capital contribution to the Company and therefore has been recorded as additional paid-in capital in February 2011.

As of June 30, 2012, the Company has accrued $30,000 for unpaid wages under the employment agreement.

NOTE 8. DEBT EXTINGUISHMENT

During the six months ended June 30, 2012 a vendor of the Company forgave indebtedness in the amount of $43,900 in exchange for certain of the Company’s test equipment that has no carrying value on the Company’s books.

NOTE 9. COMMITMENTS AND CONTINGENCIES

None.

NOTE 10. SUBSEQUENT EVENTS

In July 2012 the convertible promissory note dated February 20, 2012 in the amount of $100,000 was repaid in cash.  In connection with this repayment an unamortized debt discount of $90,709 will be recognized as expense in the third quarter of 2012.

In July 2012 the convertible promissory note dated November 21, 2011 in the amount of $75,000 was converted into 1,500,000 shares of the Company's common stock. In connection with this conversion an unamortized debt discount of $66,082 will be recognized as expense in the third quarter of 2012.

In July 2012, 145,000 shares of the Company's common stock valued at $6,000 was issued to an officer for legal services.

In July 2012, the Company sold 2,187,500 shares of the Company's common stock for $175,000.

In July 2012, 5,000 shares of the Company's common stock valued at $750 were issued for services.

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

Our effort to combat bacterial and viral outbreaks along with hospital infection control was recently enhanced with the addition of our ability to distribute a newly developed line of fixed and portable units that utilizes hydrogen peroxide misting for a cost-effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks. Healthcare associated infections are the fourth leading cause of death in the United States, costing the healthcare system approximately $40 Billion annually. Ten percent of inpatients contract infections from the hospital resulting in more than 2 Million illnesses and over 100,000 deaths. According to most published studies generic hospital cleaning procedures leave between 30-60% of microorganisms depending upon the process. TOMI's products safely and effectively kill 99.9999% of all known pathogens. In comparison to its competitors, our SteraMist product has a higher kill level, leaves no residue and a shorter operating time.

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

We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, the Far East and Latin America.

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

Business Outlook

TOMI's business growth objective is to be "The Global Leader in Decontamination and Infectious Disease Control” by developing and acquiring a premier platform of Hydrogen Peroxide aerosols, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America and the Far East.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

During the three months ended June 30, 2012 and 2011, we had total revenue of $218,473 and $10,514, respectively. The significant increase in revenue is attributed to the acceptance of our SteraMist product in the market place.

During the six months ended June 30, 2012 and 2011, we had total revenue of $283,702 and $158,488, respectively. The increase in revenue is primarily attributed to repeat and increased sales to hospitals and the remediation industry.

Professional fees primarily include legal and accounting fees. Professional fees totaled $27,288 and $38,106 during the three months ended June 30, 2012 and 2011, respectively. Professional fees totaled $110,884 and $104,286 during the six months ended June 30, 2012 and 2011, respectively.

General and administrative expenses primarily include share-based compensation, payroll and payroll related expenses, rent and depreciation. General and administrative expenses totaled $95,726 and $92,742 for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses totaled $142,529 and $455,141 for the six months ended June 30, 2012 and 2011, respectively. The primary cause for the decrease in general and administrative expense is the reduction in the CEO’s compensation.  During the quarter ended March 31, 2011, the CEO executed a new employment agreement, which reduced his annual salary to $20,000 effective January 1, 2011. Further attributing to the decrease in general and administrative expenses is operating expenses resulting from the change in the Company’s business model as discussed above.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a near term need for additional capital.   Although we raised a limited amount of capital during 2011 and the first half of 2012, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.

As of July 31, 2012, we had a cash balance of approximately $136,700.  We have incurred significant net losses since inception, including a net loss of $140,727 for the six months ended June 30, 2012. We have, since inception, consistently incurred negative cash flow from operations. During six months ended June 30, 2012, we incurred negative cash flows from operations of $205,183.  As of June 30, 2012, we had a working capital deficiency of $227,990 and a stockholders’ deficiency of $90,000.

During the six months ended June 30, 2012, our operating activities used $205,183 in cash, an increase of $7,573 from the comparable prior period due primarily to charges related to convertible debt that has subsequently been extinguished.

During the six months ended June 30, 2012, our investing activities used $45,972 in cash, an increase of $44,003 from the comparable prior period.

Our financing activities generated $274,196, a $118,798 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to a $100,000 increase in proceeds from the issuance of convertible notes,  an increase of $2,500 in proceeds from the sale of common stock and an increase in proceeds of Loans Payable – Related Party of $14,421 from the prior period.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended June 30, 2012.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended June 30, 2012.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2012, 145,000 shares of the Company's common stock valued at $6,000 was issued to a director for legal services.

In July 2012, the Company sold 2,187,500 shares of the Company's common stock for $175,000.

In July 2012, 5,000 shares of the Company's common stock valued at $750 were issued for services.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 8, 2012	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer