Form 10-Q
period 2012-09-30
TOMI Environmental Solutions, Inc.
filed 2012-11-13
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1947988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 9, 2012, the registrant had 75,432,905 shares of common stock issued and outstanding.

FORM 10-Q

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$224,169	$-
Accounts Receivable	258,054	-
Miscellaneous Receivable	2,616	10,569
Prepaids Expenses	6,053	4,950

Total Current Assets	490,892	15,519

Property and Equipment - net	53,949	29,313

Other Assets:
Intangible Assets, net	72,216	80,549
Security Deposits	500	500
Total Other Assets	72,716	81,049

TOTAL ASSETS	$617,557	$125,881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Cash Overdraft	$-	$1,309
Accounts Payable and Accrued Expenses	356,965	290,527
Accrued Officer's Compensation	35,000	20,000
Notes Payable - Current Portion		2,157
Loan payable - Related Party	156,678	81,468
Total Current Liabilities	548,643	395,461

Long-term Liabilities:
Convertible Debenture Payable, net of discount of $ -0- and $73,398 at September 30, 2012 and December 31 , 2011, respectively	-	1,602
Total Liabilities	548,643	397,063

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' Equity ( Deficiency):
Cumulative Convertible Series A Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 510,000 shares issued and outstanding at September 30, 2012 and December 31, 2011.	5,100	5,100
Common Stock, $.01 par value, 200,000,000 shares authorized; 73,437,444 and 64,629,033 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	734,374	646,290
Additional Paid-in Capital	11,547,917	10,934,799
Accumulated Deficit	(12,218,477)	(11,857,371)
Total Stockholders' Equity (Deficiency)	68,914	(271,182)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY( DEFICIENCY)	$617,557	$125,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Net Revenues	$261,266	$42,062	$544,968	$200,550
Cost of Sales	193,011	31,852	351,717	141,911
Gross Profit	68,255	10,210	193,251	58,639

Costs and Expenses:
Professional Fees	47,447	53,789	158,330	158,075
Other General and Administrative Expenses	71,842	74,842	214,371	529,983
Debt Extinguishment	-	-	(43,900)	-
Total Costs and Expenses	119,289	128,631	328,801	688,058

Loss from Operations	(51,034)	(118,421)	(135,550)	(629,419)

Other Income (Expenses):
Other Income (Expense)	-	(1,119)	-	(1,119)
Amortization of Debt Discount	(156,791)		(173,398)
Finance charges related to convertible debt	(3,944)	-	(27,939)	-
Foreign currency exchange Gain (loss)	-	243	-	(255)
Interest Expense - related party	(1,790)		(4,543)
Interest Expense	(6,821)	(4,758)	(19,676)	(12,124)
Total Other Expenses	(169,346)	(5,634)	(225,556)	(13,498)

Net Loss	$(220,380)	$(124,055)	$(361,106)	$(642,917)

Loss attributable to common stockholders
Net Loss	$(220,380)	$(124,055)	$(361,106)	$(642,917)
Preferred stock dividend	-	-	-	-
Loss Attributable to Common Stockholders before non-controlling interest	(220,380)	(124,055)	(361,106)	(642,917)

Loss Attributable to non-controlling interest	-	2,178	-	1,987

Loss Attributable to Common Stockholders After Non-Controlling Interest	$(220,380)	$(121,877)	$(361,106)	$(640,930)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	72,183,710	64,476,174	68,600,533	61,143,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES:
Net Loss attributable to the Company	$(361,106)	$(640,931)
Add: Net loss attributable to non-controlling interest	-	(1,987)
Net Loss	(361,106)	(642,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,669	60,513
Amortization of debt discount	173,398	-
Finance charges in connection with convertible debt	27,939	-
Common stock and options issued for services	48,265	-
Share based Compensation	-	211,402
Amortization of deferred compensation	-	52,788
(Gain) loss on sale of equipment	-	1,119
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(258,054)	(23,240)
(Increase) in Inventory	-	(1,024)
(Increase) Decrease in Prepaid Expenses and Other Assets	(1,103)	2,862
Decrease in Miscellaneous Receivable	7,953	-
Decrease in security deposit	-	2,200
Increase in Accounts Payable and Accrued Expenses	111,438	158,419
(Decrease) in Deferred Revenue	-	(53,940)
Net cash used in operating activities	(221,601)	(231,819)

INVESTING ACTIVITIES:
Purchase of equipment	(45,972)	-
Proceeds from sale of equipment	-	20,000
Net cash used in investing activities	(45,972)	20,000

FINANCING ACTIVITIES:
Cash Overdraft	(1,309)	-
Proceeds from sale of common stock	420,000	127,500
Proceeds from Loan Payable - Related Party	75,210	42,040
Proceeds from Convertible Note Payable	100,000	-
Payments of Convertible Note Payable	(100,000)	-
Payment of Loan Payable	-	(1,412)
Other	(2)	3,591
Payments of Notes Payable	(2,157)	(5,975)

Net Cash Provided by Financing Activities	491,742	165,744

Effect of exchange rate change	-	351

Increase( decrease) in cash and cash equivalents	224,169	(45,724)

Cash and cash equivalents at beginning of period	-	61,179

Cash and cash equivalents at end of period	$224,169	$15,455

Cash paid during the period for:
Interest expense	$18,657	$10,422
Income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Supplemental Disclosures of Cash Flow Information:
Non Cash Financing Activities:
Forgiveness of compensation - officer	$-	$700,269
Common stock issued as consideration for accrued compensation - officer	$-	$366,000
Discount on Convertible Debt	$100,000
Common stock issued for convertible debt	$75,000
Common stock issued as consideration for accrued expenses	$3,000	$20,875
Accrued expenses applied for option exercise	$-	$1,000
Payment of accrued expenses by former director applied to additional paid in capital	$27,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “TOMI” refer to TOMI Environmental Solutions, Inc.

NOTE 1.  DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. is a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation (“UVGI”) products and technologies.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company had limited revenues during the year ended December 31, 2011 and the nine months ended September 30, 2012. The Company had not been able to generate positive cash from operations for the years ended December 31, 2011 and the nine months ended September 30, 2012. In addition, for the nine months ended September 30, 2012, the Company incurred a net loss of $361,106 and at September 30, 2012, the Company had a working capital deficiency of $57,751. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the Company’s existence is dependent on management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein, presented in accordance with generally accepted accounting principles utilized in the United States of America (“GAAP”), and stated in U.S. dollars, have been prepared by the Company, without an audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 30, 2012. The Company follows the same accounting policies in the preparation of interim reports.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), its wholly-owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada) and, through December 31, 2011, its 55% owned subsidiary, TOMI Environmental Solutions-Singapore Pte, Ltd. (TOMI-Singapore).  The Company’s 55% owned subsidiary, TOMI Environmental-China (TOMI-China), has been dormant since its formation in April 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at September 30, 2012.

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

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents.  For the three and nine months ended September 30, 2012 and September 30, 2011, diluted loss per common share is the same as  basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has, therefore, been excluded from the computation.  For the three and nine months ended September 30, 2012, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares), warrants exercisable into 975,000 common shares, and 60,000 options (exercisable into 60,000 common shares).  For the three and nine months ended September 30, 2011, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common  share for every preferred share (510,000 common shares) and 60,000 options (exercisable into 60,000 common shares).

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of September 30, 2012, the Company had 60,000 stock options outstanding and 1,168,750 common shares issued under the Plan.

Debt Discount

The Company follows the authoritative guidance for accounting for debt discount and valuation of detachable warrants. The Company recognized the value of detachable warrants issued in conjunction with the issuance of the convertible Debenture note. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and a discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three and nine months ended September 30, 2012, advertising and promotional expenses totaled $2,600 and $13,959, respectively.  For the three and nine months ended September 30, 2011, advertising and promotional expenses totaled $52 and $455, respectively.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, “Fair Value Measurement.” The amendments in this ASU generally represent clarifications of ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3.  PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Furniture and fixtures	$18,937	$18,937
Equipment	102,861	102,861
Vehicles	88,687	88,687
Demonstration Equipment and Trade Show Displays	45,972	-
	256,457	210,485
Less: Accumulated depreciation	202,508	181,172
	$53,949	$29,313

For the nine months ended September 30, 2012 and 2011, depreciation was $21,336 and $52,181, respectively.

NOTE 4.  INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011, definite life intangible assets consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Intellectual property and trademarks	$111,100	$111,100
Less: Accumulated Amortization	38,884	30,551
	$72,216	$80,549

The Company’s definite life intangible assets are being amortized over their estimated useful lives of ten years. Amortization expense was $8,333 for the nine months ended September 30, 2012 and 2011.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   NOTES AND LOANS PAYABLE

Convertible Notes Payable

On November 21, 2011, we sold a $75,000 convertible promissory note bearing interest at 10% per annum and maturing on December 31, 2016. The note is convertible at any time, contains various default provisions and the conversion price is initially $0.05 per share. After June 30, 2012, the conversion price will, at the end of each month, adjust to the lower of the current conversion price or 110% of that month’s volume weighted average price as reported by Bloomberg, subject to being no lower than $0.005 per share. Accordingly, a derivative instrument will be established at that time. The purchaser of the promissory note also received 375,000 warrants to acquire common shares. The warrants expire on December 31, 2017, have an initial exercise price of $0.05 per share and can adjust lower in the same manner as the accompanying convertible note, thereby becoming a derivative instrument at that time.

These warrants and promissory note were valued at $89,999 using the Black-Scholes pricing model with the following assumptions: expected volatility: 327%; expected dividend: $0; expected term: 6.12 years; and risk-free rate: 0.25%.

The Company recorded a deferred debt discount in the amount of $75,000 and a finance charge of $14,999. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $7,316 for the six months ended June 30, 2012.  In July 2012 the note was converted into 1,500,000 shares of common stock.  In connection with this conversion, the Company recognized amortization of debt discount of $66,082.

On February 20, 2012, we sold a $100,000 convertible promissory note bearing interest at10% per annum and maturing on December 31, 2015. The promissory note is convertible at any time and the conversion price is initially $0.05 per share. After August 30, 2012, the conversion price will, at the end of each month, adjust to the lower of the current conversion price or 110% of that month’s volume weighted average price as reported by Bloomberg, subject to being no lower than $0.005 per share. The purchaser of the promissory note also received 600,000 warrants to acquire common shares. The warrants expire on December 31, 2017, have an initial exercise price of $0.05 per share and can adjust lower in the same manner as the accompanying convertible note, thereby becoming a derivative instrument at that time.

These warrants and promissory note were valued at $123,995 using the Black-Scholes pricing model with the following assumptions: expected volatility: 309%; expected dividend: $0; expected term: 5.87 years; and risk-free rate: 0.25%.

The Company recorded a deferred debt discount in the amount of $100,000 and a finance charge of $23,995. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $9,290 for the six months ended June 30, 2012.  In July 2012 the note was repaid in cash.  In connection with this repayment, the Company recognized amortization of debt discount of $90,709 and issued 65,947 shares of common stock valued at $3,944 as additional finance charges.

Loans Payable- Related Party

Loans payable to the Company’s Chief Executive Officer bear interest at 5% per annum and are payable on demand. Included in loans payable at September 30, 2012 is accrued interest of $4,543 for the nine months ended September 30, 2012.  In October 2012 the Company issued 1,440,000 shares of common stock in payment of loan indebtedness of $144,000 (see Note 10).

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  SHAREHOLDERS’ EQUITY

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of such preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of our common stock. Furthermore, the Board of Directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock.

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At September 30, 2012 and December 31, 2011, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.01. At September 30, 2012 and December 31, 2011, there were 73,437,444 and 64,629,033 shares issued and outstanding, respectively.

During the nine months ended September 30, 2012, the Company issued an aggregate of 5,918,260 shares of common stock for gross proceeds of $420,000.

During the nine months ended September 30, 2012, the Company issued 352,250 shares of common stock valued at $14,438 to Harold Paul as payment for legal services rendered and 500,000 shares of common stock valued at $15,000 to another attorney as payment for legal services rendered. During the nine months ended September 30, 2012, the Company issued 351,945 shares of common stock valued at $17,628 to outside consultants as payment for professional services rendered.

During the nine months ended September 30, 2012, the Company issued 100,000 shares of common stock valued at $3,000 to a former director in connection with payment of accrued liabilities.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The Company issued a total of 20,000 options valued at $600 to one director in January 2012. The options have an exercise price of $0.03. The options expire on January 2022. The options were valued using the Black-Scholes model using the following assumptions: volatility: 322%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 10 years. The following table summarizes stock option as of September 30, 2012:

	September 30, 2012
	Number of	Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2012	60,000	$1.42
Granted	20,000	.03
Exercised	(20,000)	(.03)
Outstanding, September 30, 2012	60,000	$1.42

Options outstanding and exercisable by price range as of September 30, 2012 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	7.25	40,000	$2.10

$0.05	20,000	8.25	20,000	$0.05

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

In connection with the issuance of 10% Convertible Notes (see Note 5. Notes and Loans Payable) on November 21, 2011 and February 20, 2012 the Company issued a total of 975,000 warrants to purchase its common stock.  The following table summarizes the outstanding common stock warrants as of September 30, 2012:

	September 30, 2012
	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, January 1, 2012	375,000	0.05
Granted	600,000	0.05
Exercised	-	-
Outstanding, September 30, 2012	975,000	$0.05

Warrants outstanding and exercisable by price range as of September 30, 2012 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	975,000	4.87	975,000	$0.05

NOTE 7.   RELATED PARTY

In February 2011, the Company entered into a new employment agreement with its CEO.  The agreement calls for annual base compensation of $20,000, subject to Consumer Price Index increases, incentive performance bonuses equal to 12% of the Company’s annual GAAP earnings for the year 2011 to 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits.  The agreement terminates December 31, 2015.  During the three and nine months ended September 30, 2012 and September 30, 2011, a total of $5,000 and $15,000, respectively, was recorded as compensation for the Company’s CEO.

In February 2011, the Company issued 14,076,923 shares of common stock with a fair market value of $563,077 to the CEO as consideration for payment of $366,000 accrued compensation; the excess fair market value of $197,077 was recorded as share-based compensation during the three months ended June 30, 2011.  Further, the CEO forgave accrued compensation due him amounting to $700,269.  The compensation forgiven by the CEO has been treated as a capital contribution to the Company and therefore has been recorded as additional paid-in capital in February 2011.

As of September 30, 2012, the Company has accrued $35,000 for unpaid wages under the employment agreement.  In October 2012, the Company issued 350,000 common shares in full payment of all unpaid wages (see Note 10).

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT EXTINGUISHMENT

During the nine months ended September 30, 2012 a vendor of the Company forgave indebtedness in the amount of $43,900 in exchange for certain of the Company’s test equipment that has no carrying value on the Company’s books.

NOTE 9. COMMITMENTS AND CONTINGENCIES

None.

NOTE 10. SUBSEQUENT EVENTS

In October 2012, the Company issued an aggregate of 80,461 shares of common stock valued at $7,390 as consideration for payment of accounts payable and services rendered.

In October 2012, the Company issued 1,440,000 shares of common stock valued at $216,000 to the Company’s CEO as consideration for payment of loans payable to the CEO in the amount of $144,000.  In connection with this transaction, the Company will recognize finance charges of $72,000.

In October 2012, the Company issued 350,000 shares of common stock valued at $52,500 to the Company’s CEO as consideration for payment of accrued compensation in the amount of $35,000.  In connection with this transaction, the Company will recognize compensation expense of $17,500.

In October 2012, the Company sold 125,000 shares of common stock to a private investor for $25,000.

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

General

Surface and air remediation and environmental solutions to treat viruses and resistant bacteria is a multi-billion dollar industry. TOMI Environmental Solutions, Inc. is positioned as a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation (“UVGI”) products and technologies.

Our effort to combat bacterial, viral and mold outbreaks along with hospital infection control and biomass reduction cleaning was recently enhanced with the addition of our ability to distribute a newly developed line of fixed and portable units that utilizes hydrogen peroxide misting for a cost-effective method to control the spread of infectious diseases including neutralizing pathogens from bio-terrorism attacks. Healthcare associated infections are the fourth leading cause of death in the United States, costing the healthcare system approximately $40 Billion annually. Ten percent of inpatients contract infections from the hospital resulting in more than 2 Million illnesses and over 100,000 deaths. According to most published studies generic hospital cleaning procedures leave between 30-60% of microorganisms depending upon the process. TOMI’s products safely and effectively kill 99.9999% of all known pathogens. In comparison to its competitors, our SteraMist product has a higher kill level, leaves no residue and a shorter operating time.

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

In April 2012 we completed our first sale in Panama arising from this new agreement. We also made continued aerosol solution sales under our ongoing program with Sinai Hospital in Baltimore, MD. Our decontamination system is currently being tested in two other major US hospitals.

The Company recently completed an official pilot study at the request of Panama Social Security Program, successfully remediating biological/bacterial colonies. As a result, the Company was engaged to expand this program in multiple Panamanian hospitals.

Business Outlook

TOMI’s business growth objective is to be “The Global Leader in Decontamination and Infectious Disease Control” by developing and acquiring a premier platform of Hydrogen Peroxide aerosols, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species (“ROS”) and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America and the Far East.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

During the three months ended September 30, 2012 and 2011, we had total revenue of $261,000 and $42,000, respectively. The significant increase in revenue is attributed to the acceptance of our SteraMist product in the market place.

During the nine months ended September  30, 2012 and 2011, we had total revenue of $545,000 and $201,000, respectively. The increase in revenue is primarily attributed to repeat and increased sales to hospitals and the remediation industry.

Professional fees primarily include legal and accounting fees. Professional fees totaled $47,000 and $54,000 during the three months ended September 30, 2012 and 2011, respectively. Professional fees totaled $158,000 and $158,000 during the nine months ended September 30, 2012 and 2011, respectively.

General and administrative expenses primarily include share-based compensation, payroll and payroll related expenses, rent and depreciation. General and administrative expenses totaled $72,000 and $75,000 for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses totaled $214,000 and $530,000 for the nine months ended September 30, 2012 and 2011, respectively. The primary cause for the decrease in general and administrative expense is the reduction in the CEO’s compensation.  During the quarter ended March 31, 2011, the CEO executed a new employment agreement, which reduced his annual salary to $20,000 effective January 1, 2011. Further attributing to the decrease in general and administrative expenses is operating expenses resulting from the change in the Company’s business model as discussed above.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a near term need for additional capital.   Although we raised a limited amount of capital during 2011 and for the nine months ended September 30, 2012, we continue to experience a shortage of capital, which is materially and adversely affecting our ability to run our business.

As of October 31, 2012, we had a cash balance of approximately $212,158.  We have incurred significant net losses since inception, including a net loss of $361,000 for the nine months ended September 30, 2012. We have, since inception, consistently incurred negative cash flow from operations. During nine months ended September 30, 2012, we incurred negative cash flows from operations of $222,000.  As of September 30, 2012, we had a working capital deficiency of $58,000

During the nine months ended September 30, 2012, our operating activities used $222,000 in cash, a decrease of $10,000 from the comparable prior period due primarily to charges related to convertible debt that has subsequently been extinguished.

During the nine months ended September 30, 2012, our investing activities used $46,000 in cash, an increase of $26,000 from the comparable prior period.

Our financing activities generated $492,000, a $326,000 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to increased sales of restricted common stock to several accredited investors.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4.  CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended September 30, 2012.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended September 30, 2012.

PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A.  RISK FACTORS.

See discussion contained in 10-K filed with the SEC on March 30, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2012, the Company issued an aggregate of 80,461 shares of common stock valued at $7,390 as consideration for payment of accounts payable and services rendered.

In October 2012, the Company issued 1,440,000 shares of common stock valued at $216,000 to the Company’s CEO as consideration for payment of loans payable to the CEO in the amount of $144,000.  In connection with this transaction, the Company will recognize finance charges of $72,000.

In October 2012, the Company issued 350,000 shares of common stock valued at $52,500 to the Company’s CEO as consideration for payment of accrued compensation in the amount of $35,000.  In connection with this transaction, the Company will recognize compensation expense of $17,500.

In October 2012, the Company sold 125,000 shares of common stock to a private investor for $25,000.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 13, 2012	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer