Form 10-K
period 2012-12-31
TOMI Environmental Solutions, Inc.
filed 2013-04-01
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-1947988
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

9454 Wilshire Blvd., R-1
Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

(636) 537-9715

Registrant’s telephone number, including area code

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	OTC Bulletin Board
Cumulative Series A Preferred Stock, $0.01 Par Value
Cumulative Convertible Series B Preferred Stock, $1,000 Stated Value

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $1,871,346 based upon the closing price of registrant's common stock on that date.

As of March 20, 2013 the registrant had 75,492,944 shares of common stock outstanding.

Documents Incorporated by Reference

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2012

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

As used in this Annual Report on Form 10-K, "company," "we," "us," "our" and "TOMI" refer to TOMI Environmental Solutions, Inc.

PART I

Item 1. BUSINESS

Overview

TOMI Environmental Solutions, Inc. is positioned as a global bacteria, viral, mold decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface and air decontamination through sales, service and licensing of our platform of SteraMist hydrogen peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our effort to offer products and services which combat bacterial and viral outbreaks in hospitals was in 2011 enhanced by the addition of a newly developed line of fixed and portable units owned and manufactured by L-3 Communications ("L-3"). This technology is BIT (Binary Ionization Technology) and is sold under the brand name of SteraMist. SteraMist utilizes a patented hydrogen peroxide misting technique (BIT Technology) and was designed by L-3 as a cost-effective method to control the spread of infectious diseases including neutralizing bio-terrorism pathogens such as Anthrax.

We believe that reducing Healthcare Associated Infections ("HAIs"), which are the fourth leading cause of death in the United States and cost the healthcare system approximately $40 billion annually, provide significant opportunities for our products. Ten percent of inpatients contract infections from hospitals, resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. According to published studies, generic hospital cleaning procedures leave between 30%-60% of microorganisms depending upon the process. TOMI's products safely and effectively kill 99.9999% of all known pathogens as a part of its service to healthcare facilities such as hospitals for the decontamination of bacteria and other pathogens within these facilities. In comparison to most of its competitors, the SteraMist product has a higher kill level, leaves no residue, is not affected by humidity, has a shorter treatment time and converts to oxygen and water.

Other vertical industry applications for SteraMist in no particular order are: the Professional Remediation Industry, First responders, Food safety industry, Athletics, Hospitality Industry, Transportation, Education, Entertainment, Homeland Defense, and various branches of the Military.

Our SteraMist and other products are currently being used in a broad spectrum of commercial structures including medical facilities, office buildings, hotels, schools, pharmaceutical companies, clean rooms, remediation companies, military barracks, and athletic facilities. The products and services that we offer have are also being used in single-family homes and multi-unit residences.

We intend to generate and support research on other surface and air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species ("ROS") and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief in North America, South America, Central America, Europe, the Middle East and the Far East to assist in expanding our sales.

The Company began sales to international locations during the third quarter of 2010. In February 2012, the Company entered into a Sales and Distribution Agreement covering Latin America and the Caribbean and subsequently sold its first SteraMist unit in Latin America in March 2012 with repeated orders in the third quarter of 2012.

In April 2012, we completed our first sale in Panama arising from this new agreement. We also made continued aerosol solution sales under our ongoing program with Sinai Hospital in Baltimore, Maryland, Northwest Hospital in Randallstown, Maryland. SteraMist is also being used by Baptist Hospital in Little Rock, Arkansas, and Geisenger Medical Center in Danville, Pennsylvania. Our decontamination system is currently being tested in two other major U.S. hospitals.

The Company recently completed an official pilot study at the request of Panama Social Security Program (CSS), successfully remediating biological/bacterial colonies. As a result, the Company was engaged to expand this program in multiple Panamanian hospitals.

We continue to pursue complementary business opportunities in manufacturing Reactive Oxygen Species related products, testing labs and other indoor air treatment and maintenance products.

When we complete the sale of equipment to customers, our services usually include providing initial and ongoing training to customer employees.

In 2011, we made our first sale of a SteraMist hydrogen peroxide aerosol unit to a major metropolitan hospital that is now expanding its program to use this equipment for additional rooms and facilities.

Competition

The decontamination and infectious disease control industry is extremely competitive. The Company's major competitors have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than the Company. See the "Risk Factors" section herein.

Employees

As of the date of this Memorandum we have two employees, one of whom, our Chief Executive Officer, is full-time and a full-time Administrative Assistant. The company has nine other administrative and support staff that are categorized as "work for stock". Our sales efforts are primarily made through outside sales groups and direct sales to remediation companies whose businesses are primarily focused on the recovery from natural disasters.

Company Information

We were incorporated in Florida on September 18, 1979 and commenced our current principal operations on February 8, 2008. Our principal worldwide executive office is located at 9454 Wilshire Blvd. R-1, Beverly Hills, California 90212.

Information on our Company Website

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to, and does not hereby, incorporate by reference the information on our website, http://www.tomiesinc.com, as a part of this Memorandum):

  our corporate code of conduct, which qualifies as a "code of ethics" as defined by Item 406 of Regulation S-K of the Exchange Act; and
  charters for our Audit Committee and Compensation Committee.

All of the above information is also available in print upon request to our secretary at the address listed under the heading "Company Information" above.

The Company primarily offers its products in the following three market segments:

Hospital. This should be the easiest to penetrate as we have a solution to healthcare facilities' biggest problem: the spread of airborne contaminants. Hospitals are being penalized with a reduction in reimbursement due to new Medicare laws, Senate Bill 1058-MRSA became effective January 1, 2009. The enactment of this bill demonstrates the concern hospitals have for the spreading of MRSA and that the hospital industry will be held responsible for any hospital-acquired infection prior to 2009. Using our SteraMist BIT technology will eliminate HAIs in patient rooms, infectious disease rooms and operatory suites and the return on investment to the hospital is 20-1 in the first year according to all studies. Our UVGI/filtration product enables us to reduce expenses for coil cleaning, which can range from $500 - $15,000, saving 25 - 30% of energy costs and reduce unit down time. Therefore, we will be able to enhance the well being of staff and patients by delivering clean, particulate-free air. We can reduce filtration cost by as much as 50% and will be able to offer a product that will decontaminate rooms identified with disease-causing elements.

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

Hospital.Our products will primarily be used for air remediation and surface cleaning to make the hospitality-related companies (hotels, motels, etc.) greener and cleaner prior to the check-in of hotel guests. Also, as additional revenue, we will be able to apply the UVGI & filtration system to these hotels to maintain cleaner healthier air and save in energy costs.

Competitors and Future Competition

The decontamination and environmental infectious disease control industry is extremely competitive. The Company's principal competitors for its BIT technology is BioQuell; for its UV Ozone generators are Air-Zone and Crystal Air; for its UVGI products are Honeywell, Sannavox and Steril-Air. From a service end the competition are other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company's ability to compete successfully in the industry will depend, in large part, upon its ability to market and sell its indoor decontamination and infectious disease control products and services and be able to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

We believe that as our products and services become more widely known and the cost benefits are better understood, our competitors and potential competitors will have an increased interest in performing these services and developing new products that will compete with SteraMist and the Company's other products. We also believe that when the Patents expire some, competitors will attempt to use this technology to produce a similar or identical product.

Our History

The Company was incorporated in Florida in 1979 as Dauphin, Inc. In March 1981, the Company completed an initial public offering and continued in business into 1982, at which time it ceased operations. In July 1994 the Company completed a reverse acquisition with RPS Enterprises, Inc. ("RPS") pursuant to which RPS became a wholly-owned subsidiary, conducting a New York-based limousine company. RPS ceased operations in early 1996. In August 2002, certain investors purchased the majority of prior management's stock and, in 2002, sold back the operating subsidiary to prior management. In October 2007, RPS and its controlling shareholders entered into a definitive Agreement and Plan of Reorganization whereby RPS acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation ("Ozone Nevada") in exchange for the issuance of 34,250,000 shares of RPS common stock and $50,000 cash consideration. Although RPS was the legal acquirer, for accounting purposes Ozone Nevada was the surviving entity and, accordingly, the transaction has been accounted for as a reverse acquisition that was in substance a recapitalization of Ozone Nevada.

We commenced our current operations in the fourth quarter of 2007 and, since 2008, we have proceeded to implement our business plan by acquiring for cash both the intellectual property and methodology that at that time was the core of our ozone treatment systems. After forming an alliance in 2009 with Rolyn Companies ("Rolyn"), a 30-year-old plus Washington, D.C.-based private professional remediation company, TOMI transferred its service division to Rolyn. TOMI continues to focus on obtaining high-tech decontamination technology and the writing of building health and infectious disease protocols.

During the second quarter of 2009, the Company exited the status of development stage enterprise and commenced its planned principal operations since the Company earned revenues during the quarter ended June 30, 2009.

During August 2010, TOMI entered into negotiations with BIT Technology a division of L-3, and we began to develop applications for and distribution of the SteraMist equipment that currently accounts for nearly all of our revenue.

Our Corporate Information

Our worldwide executive offices are located at 9454 Wilshire Blvd. R-1, Beverly Hills, CA 90212 and our telephone number is (800) 525-1698.

We maintain a website at www.tomiesinc.com where general information about us is available.

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

The following discussion of risk factors contains "forward-looking statements," which may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8-Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Our future success is largely dependent on the continued service of our one full-time executive.

Halden Shane is our Chief Executive Officer and our only full-time executive. While we expect that the receipt of cash flow from additional sales of our products and services will allow us to retain the services of other full time executives to perform important roles in the growth of both our revenue and product recognition, there can be no assurance that this will occur. As such, we remain very dependent on Halden Shane both choosing to and being able to lead our company toward achieving operational success and profitability. If for any reason we were unable to retain Halden Shane's services as our Chief Executive Officer, our ability to operate and repay the Notes would become much less likely.

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

Competition.

The decontamination and environmental infectious disease control industry is extremely competitive. The Company's principal competitor for its BIT technology is BioQuell. Its principal competitors for its UV ozone generators are Air-Zone and Crystal Air and for its UVGI products are Honeywell, Sannavox and Steril-Air. From a service end the competition are other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company's service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company's ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor decontamination and infectious disease control products and services. Be able to respond effectively to changing insurance industry standards and methodology. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

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

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability

We may incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

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

In addition, the Sarbanes-Oxley Act of 2002 ("SOX") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. For the year ended December 31, 2009, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of SOX. Our testing, or the subsequent testing by our independent registered public accounting firm in the year ending December 31, 2011, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of SOX, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer, does not expect that any company's controls, including our own, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of change in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

  Our ability to maintain compliance with OTCQB listing requirements;

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

Our shares of common stock have been traded on the OTCQB. There has been limited trading in our common stock and we cannot give assurances that such a market will develop further or be maintained.

Investors should not expect the payment of dividends by us.

The Company has not paid dividends on its common stock since its inception. The Company currently intends to retain earnings, if any, for use in the business and does not anticipate paying any dividends to its stockholders in the foreseeable future. Investors who require cash dividends from their investments should not purchase our common stock or warrants.

There is no assurance that we will, on a permanent basis, be able to continue to distribute the hydrogen peroxide aerosol.

During the quarter ended September 30, 2011, we were chosen by the hydrogen peroxide aerosol's manufacturer to facilitate the commercialization of this hydrogen peroxide aerosol. However, this right to be the exclusive distributor or the right to distribute the aerosol on a non-exclusive basis may be terminated by the manufacturer after two years if certain sales milestones are not meet. Since it is presently our intention that distribution of the aerosol will become a materially important source of revenue for us, any termination of our ability to distribute the aerosol will have a material adverse effect on our future revenue.

If we fail to remain current in our SEC reporting obligations, we could be removed from the OTC Bulletin Board, which would adversely affect the market liquidity for our securities.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the "penny stock" rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

  that a broker or dealer approve a person's account for transactions in penny stocks; and

  the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and

  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Efforts to comply with recently enacted changes in federal securities laws will increase our costs and require additional management resources.

As directed by Section 404 of SOX, the SEC adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements by the end of our next fiscal year. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of SOX, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

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

Item 4. REMOVED AND RESERVED

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock was approved for listing on the OTC Bulletin Board, under the symbol "TOMZ," on June 23, 2008 and currently trades on the pink sheets. The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. There was little trading in our common stock during the period(s) reflected. As of March 20, 2013, the Company had 75,492,944 common shares outstanding, of which 41,690,840 were unrestricted.

	2012		2011
	High	Low	High	Low
First Quarter...................................................................................................................	$ 0.04	$ 0.03	$ 0.07	$ 0.03
Second Quarter.............................................................................................................	$ 0.08	$ 0.03	$ 0.05	$ 0.03
Third Quarter.................................................................................................................	$ 0.36	$ 0.05	$ 0.05	$ 0.03
Fourth Quarter...............................................................................................................	$ 0.25	$ 0.10	$ 0.04	$ 0.01

Stockholders

As of March 20, 2013, there were approximately 607 record holders of our common stock. On March 20, 2013, the last reported sale price of our common stock on the OTCBB was $.20 per share.

Recent Sales of Unregistered Securities

Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act or Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the "Act").

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

General

TOMI Environmental Solutions, Inc. is positioned as a global bacteria, viral, mold decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface and air decontamination through sales, service and licensing of our platform of SteraMist hydrogen peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our effort to offer products and services which combat bacterial and viral outbreaks in hospitals was in 2011 enhanced by the addition of a newly developed line of fixed and portable units owned and manufactured by L-3 Communications ("L-3"). This technology is BIT (Binary Ionization Technology) and is sold under the brand name of SteraMist. SteraMist utilizes a patented hydrogen peroxide misting technique (BIT Technology) and was designed by L-3 as a cost-effective method to control the spread of infectious diseases including neutralizing bio-terrorism pathogens such as Anthrax.

We believe that reducing Healthcare Associated Infections ("HAIs"), which are the fourth leading cause of death in the United States and cost the healthcare system approximately $40 billion annually, provide significant opportunities for our products. Ten percent of inpatients contract infections from hospitals, resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. According to published studies, generic hospital cleaning procedures leave between 30%-60% of microorganisms depending upon the process. TOMI's products safely and effectively kill 99.9999% of all known pathogens as a part of its service to healthcare facilities such as hospitals for the decontamination of bacteria and other pathogens within these facilities. In comparison to most of its competitors, the SteraMist product has a higher kill level, leaves no residue, is not effected by humidity, has a shorter treatment time and converts to oxygen and water.

Other vertical industry applications for SteraMist in no particular order are: the Professional Remediation Industry, First responders, Food safety industry, Athletics, Hospitality Industry, Transportation, Education, Entertainment, Homeland Defense, and various branches of the Military.

Our SteraMist and other products are currently being used in a broad spectrum of commercial structures including medical facilities, office buildings, hotels, schools, pharmaceutical companies, clean rooms, remediation companies, military barracks, and athletic facilities. The products and services that we offer have are also being used in single-family homes and multi-unit residences.

We intend to generate and support research on other surface and air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species ("ROS") and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief in North America, South America, Central America, Europe, the Middle East and the Far East to assist in expanding our sales.

The Company began sales to international locations during the third quarter of 2010. In February 2012, the Company entered into a Sales and Distribution Agreement covering Latin America and the Caribbean and subsequently sold its first SteraMist unit in Latin America in March 2012 and repeated orders in the third quarter of 2012.

In April 2012, we completed our first sale in Panama arising from this new agreement. We also made continued aerosol solution sales under our ongoing program with Sinai Hospital in Baltimore, Maryland, Northwest Hospital in Randallstown, Maryland. SteraMist is also being used by Baptist Hospital in Little Rock, Arkansas, and Geisenger Medical Center in Danville, Pennsylvania. Our decontamination system is currently being tested in two other major U.S. hospitals.

The Company recently completed an official pilot study at the request of Panama Social Security Program (CSS), successfully remediating biological/bacterial colonies. As a result, the Company was engaged to expand this program in multiple Panamanian hospitals.

We continue to pursue complementary business opportunities in manufacturing Reactive Oxygen Species related products, testing labs and other indoor air treatment and maintenance products.

When we complete the sale of equipment to customers, our services usually include providing initial and ongoing training to customer employees.

In 2011, we made our first sale of a SteraMist hydrogen peroxide aerosol unit to a major metropolitan hospital that is now expanding its program to use this equipment for additional rooms and facilities.

Business Outlook

TOMI's business growth objective is to be "The Global Leader in Decontamination and Infectious Disease Control" by developing and acquiring a premier platform of Hydrogen Peroxide aerosols, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other Reactive Oxygen Species ("ROS") and to form business alliances with major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America and the Far East.

Results of Operations

Years Ended December 31, 2012 and 2011

During the year ended December 31, 2012, we had total revenue of $564,142, as compared to total revenue of $208,399 for the year ended December 31, 2011. The increase in revenue for the year ended December 31, 2012 when compared to the prior comparable period is primarily due to our initial penetration of the Latin American market and repeat sales to hospitals that first used our products on a trial basis in 2011.

The net loss attributable to the Company for the year ended December 31, 2012 totaled $1,750,407. The net loss for the year ended December 31, 2012 is due to various general and administrative expenses in the amount of $1,439,357 and professional fees of $207,926, respectively. Professional and consulting fees include legal, accounting and management consulting expenses. General and administrative expenses primarily include payroll and payroll related expenses, rent and depreciation.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stock are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2012, the Company issued 100,000 options under the Plan.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment"("ASU 2012-02"). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), which updates the guidance in ASC Topic 350, Intangibles - Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 ("ASU 2011-04"), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

The Company's financial statements for the fiscal year ended December 31, 2012 are included in this annual report, beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer who is also our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

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

Item 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Halden S. Shane	2012	20,000 (1)	-	35,000 (1)	-	-	-	-	55,000
Principal Executive Officer and	2011	20,000 (2)	-	366,000 (2)	-	-	-	-	386,000
Principal Financial Officer	2010	64,000	-	275,000	-	-	-	-	339,000

(1) Dr. Shane's employment agreement provides for a $20,000 annual salary plus incentive bonuses. The $20,000 cash portion of his compensation has been deferred. In October 2012, he was issued 1,790,000 common shares as consideration for payment of $144,000 in loans payable and $35,000 in accrued compensation. In connection with this transaction the Company recognized $89,500 in finance charges.

(2) Dr. Shane's employment agreement provides for a $20,000 annual salary plus incentive bonuses. The $20,000 cash portion of his compensation has been deferred. In February 2011, he was issued 14,075,923 common shares as consideration for payment of $366,000 in accrued compensation. At that time he also forgave an additional $700,000 in accrued compensation due him.

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2012 and December 31, 2011. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

We have not paid any salaries or other compensation to officers or directors for their service on the Board of Directors for the years ended December 31, 2012 and 2011.

In September 2009, the Board of Directors adopted a resolution to compensate outside directors 20,000 options per year and meeting fees payable annually payable on January 2 of each year. We have entered into an employment agreement with our CEO, Dr. Halden Shane. Dr. Shane was paid $64,000, $20,000 and $20,000 for the years ended December 31, 2010, 2011 and 2012 respectively.

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

In January 2011 and January 2012, Willie L. Brown, Jr.-a former director-and Harold W. Paul were issued 20,000 options each.

In January 2012 Mr. Paul was issued 20,000 options.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 75,492,944 shares of common stock outstanding as of March 20, 2013.

CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner	Percent of Class

Halden Shane (1) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	21,966,923	28.0%

Shane Family Trust (2) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	8,100,000	10.3%

Harold W. Paul (3) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	2,069,365	2.7%

Belinha Shane (4) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	1,000,000	1.3%

Ah Kee Wee 112 Spring Leaf Avenue Singapore 788502	7,865,556	10.4%

All Directors and Officers as a Group:	32,136,288	42.6%

(1) Includes 3,000,000 warrants presently exercisable.

(2) Halden Shane is a trustee of the Shane Family Trust.

(3) Includes 40,000 options presently exercisable.

(4) Belinha Shane is the wife of Halden Shane. Mr. Shane disclaims beneficial ownership of any shares held in her name.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons, other than the 1,440,000 shares issued to Dr. Shane in October 2012 as repayment of a $144,000 loan he made to the company. See Item 11. Executive Compensation, Footnote 1.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm:

	December 31, 2012	December 31, 2011

Audit fees	$ 76,000	$ 68,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total:	$ 76,000	$ 68,000

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

  Report of Independent Registered Public Accounting Firm, Wolinetz, Lafazan & Company, P.C.;

  Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011;

  Consolidated Statements of Operations: For the Years Ended December 31, 2012 and December 31, 2011;

  Consolidated Statements of Stockholders' Equity (Deficiency): For the Years Ended December 31, 2012 and December 31, 2011;

  Consolidated Statements of Cash Flows: For the Years Ended December 31, 2012 and December 31, 2011; and

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

DATED: March 29, 2013	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE Halden S. Shane	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2013

/s/ HALDEN S. SHANE Halden S. Shane	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013

/s/ HAROLD W. PAUL Harold W. Paul	Director	March 29, 2013

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiaries ("the Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited revenues and incurred net losses during the years ended December 31, 2012 and 2011 and has not been able to generate positive cash from operations for the years ended December 31, 2012 and 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 29, 2013

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 73,424	$ -
Accounts Receivable	215,657	-
Miscellaneous Receivable	-	10,569
Prepaid expenses	5,400	4,950
Total Current Assets	294,481	15,519
Property and equipment, net	47,906	29,313
Intangible assets, net	-	80,549
Security deposits	500	500
Total Assets	$ 342,887	$ 125,881

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Cash Overdraft	$ -	$ 1,309
Accounts payable and accrued expenses	225,487	290,527
Accrued officer's compensation	5,000	20,000
Notes payable - current portion	-	2,157
Loans Payable - Officer	3,988	81,468
Total Current Liabilities	234,475	395,461
Long-Term Liabilities:
Convertible Debenture Payable , net of discount of $73,398 at December 31, 2011	-	1,602
Total Liabilities	234,475	397,063
Commitments and Contingencies

Stockholders' Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock; par value $0.01; 1,000,000 shares authorized; 510,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5 % cumulative dividend, 4,000 shares authorized; none issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Common Stock; par value $0.01; 200,000,000 shares authorized; 75,455,585 and 64,629,033 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	754,555	646,290
Additional paid-in capital	12,956,535	10,934,799
Accumulated deficit	(13,607,778)	(11,857,371)
Total Stockholders' Equity (Deficiency)	108,412	(271,182)
Total Liabilities and Stockholders' Equity (Deficiency)	$ 342,887	$ 125,881

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011

Net revenue	$ 564,142	$ 208,399
Cost of sales	342,130	137,159
Gross profit	222,012	71,240
Costs and Expenses:
Professional fees	207,926	202,810
Other general and administrative expenses	1,439,357	656,866
Impairment of Intangibles	69,439	-
Debt Extinguishment	(43,900)	-
Total Costs and Expenses	1,672,822	859,676
Loss from operations	(1,450,810)	(788,436)
Other Income (Expense) :
Amortization of debt discount	(173,398)	(1,602)
Interest expense	(27,588)	(18,519)
Finance charges related to convertible debt	(26,611)	(14,999)
Finance charges - related party	(72,000)	-
Other	-	(2,954)
Total Other Income (Expense)	(299,597)	(38,074)
Net loss	$ (1,750,407)	$ (826,510)
Loss attributable to common stockholders:
Net loss	$ (1,750,407)	$ (826,510)
Loss attributable to non-controlling interest	-	1,630
Net loss attributable to common stockholders	$ (1,750,407)	$ (824,880)
Basic and diluted loss per common share	$ (0.02)	$ (0.01)
Basic and diluted weighted average number of common shares outstanding	70,270,868	62,014,096

See accompanying notes to consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Series A Preferred Stock Shares	Series B Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accumulated (Deficit)	Deferred Stock Compensation	Non-controlling Interest	Other Comprehensive Income	Total
Balance, December 31, 2010	510,000		48,282,871	$ 5,100	$ -	$482,829	$9,584,424	$(11,032,491)	$ (52,788)	$ 4,256	$ 348	$(1,008,322)

Common stock issued as consideration for accrued salaries of CEO			14,076,923			140,769	422,308					563,077
CEO forgiveness of accrued compensation							700,269					700,269
Amortization of Deferred Compensation									52,788			52,788
Common stock issued as consideration for legal fees and accrued legal fees			572,115			5,721	17,254					22,975
Sale of common stock			1,500,000			15,000	112,500					127,500
Issuance of stock options as consideration for director fees							2,000					2,000
Exercise of stock options			20,000			200	800					1,000
Issuance of Common Stock for services			177,124			1,771	8,454					10,225
Debt discount and finance charges							89,999					89,999
Disposition of majority owned subsidiary							(3,209)			(4,256)	(348)	(7,813)
Net loss								(824,880)				(824,880)
Balance, December 31, 2011	510,000	-	64,629,033	5,100	-	646,290	10,934,799	(11,857,371)	-	-	-	(271,182)

Common stock issued as consideration for accrued salaries of CEO			233,333			2,333	32,667					35,000
Common stock issued as consideration for loans payable to CEO			960,000			9,600	134,400					144,000
Common stock issued as finance charges on loans payable and accrued compensation to CEO			596,667			5,967	83,533					89,500
Common stock issued as consideration for payment of convertible debt			1,500,000			15,000	60,000					75,000
Common stock issued as consideration for legal fees - related party			374,750			3,747	13,691					17,438
Sale of common stock			6,043,269			60,433	384,567					445,000
Issuance of stock options as consideration for director fees							600					600
Exercise of stock options as payment for legal services - related party			20,000			200	400					600
Issuance of Common Stock for services			932,586			9,326	30,689					40,015
Issuance of Common Stock as payment of accrued expenses			100,000			1,000	29,000					30,000
Issuance of warrants as consideration for services							599,952					599,952
Issuance of warrants as consideration for services - CEO							524,957					524,957
Discounts recorded in connection with the issuance of convertible note and warrants							100,000					100,000
Finance charges recognized in connection with the issuance of convertible note and warrants							23,995					23,995
Common Stock issued as payment of interest on convertible note			65,947			659	3,285					3,944
Net loss								(1,750,407)				(1,750,407)
Balance, December 31, 2012	510,000	-	75,455,585	$ 5,100	$ -	$754,555	$12,956,535	$(13,607,778)	$ -	$ -	$ -	$ 108,412

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
Operating Activities:
Net loss attributable to the Company	$ (1,750,407)	$ (824,880)
Less: Net loss attributable to non-controlling interest	-	(1,630)
Net loss	(1,750,407)	(826,510)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	40,951	70,128
Bad debt expense	-	43,900
Amortization of debt discount	173,398	1,602
Common Stock and warrants issued as finance charges	99,939	15,000
Common Stock, options and warrants issued for services	1,201,064	211,402
Debt Extinguishment	(43,900)	-
Amortization of deferred compensation	-	52,788
Loss on sale of property and equipment	-	1,119
Impairment of intangible assets	69,439	-
Changes in operating assets and liabilities:
Decrease in security deposits	-	4,916
(Increase) in Accounts Receivable	(215,657)	-
Decrease in miscellaneous receivable	10,569	-
(Increase) in prepaid expenses and other current assets	(450)	(12,657)
Increase in Accounts Payable and Accrued Liabilities	8,859	142,929
Increase in accrued officer's compensation	20,000	20,000
(Decrease) in customer deposits payable	-	(53,940)
Net cash (used in) operating activities	(386,195)	(329,323)
Investing Activities:
Capital expenditures	(48,435)	-
Proceeds from sale of property and equipment	-	20,000
Effect of subsidiary disposition	-	(5,898)
Net cash provided by (used in) investing activities	(48,435)	14,102
Financing Activities:
Cash Overdraft	(1,309)	1,309
Proceeds from the sale of Common Stock	445,000	127,500
Proceeds from loan payable - officer	66,520	58,310
Proceeds from convertible notes payable	100,000	75,000
Payments of convertible notes payable	(100,000)	-
Payments of notes payable	(2,157)	(8,077)
Net cash provided by financing activities	508,054	254,042
Net increase (decrease) in cash and cash equivalents	73,424	(61,179)
Cash and cash equivalents at beginning of period	-	61,179
Cash and cash equivalents at end of period	$ 73,424	$ -
Cash paid during the period for:
Interest expense	$ 7,370	$ 11,351
Income taxes	-	-

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Non-Cash Financing Activities:
Issuance of Common Stock for payment of Accounts Payable	$ -	$ 20,875
Forgiveness of accrued compensation to related party	-	700,269
Common stock issued for payment of accrued compensation	3,000	-
Discount on convertible notes payable	100,000	75,000
Issuance of Common Stock upon conversion of convertible debt	75,000	-
Issuance of Common Stock as consideration for payment of loans payable to related party	144,000	-
Common stock issued as consideration for accrued compensation to related party	35,000	366,000
Accounts payable applied to option exercise	-	1,000
Payment of accrued expenses by former director applied against
additional paid in capital	27,000	-

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. ("the Company") is a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface decontamination through sales and licensing of our premier platform of Hydrogen Peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Going Concern

The Company had limited revenues during the years ended December 31, 2012 and 2011 and has incurred a net loss of $1,750,407 and $824,880 for the years ended December 31, 2012 and 2011, respectively. In addition, the Company has not been able to generate positive cash from operations for the years ended December 31, 2012 and 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Principles of Consolidation

The accompanying financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (Parent), its wholly owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) and through November 2011 its 55% owned subsidiary, TOMI-Singapore. In November 2011 the Company disposed of TOMI-Singapore. The Company's 55% owned subsidiary, TOMI-Environmental-China (TOMI-China) has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses and loans payable approximated fair value because of the short maturity of these instruments.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. Amounts held at financial institutions did not exceed federally insured limits at December 31, 2012.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. At December 31, 2012 the Company recognized an impairment loss of $69,439 on its intellectual property and trademarks (see Note 4).

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the years ended December 31, 2012 and 2011, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has, therefore, been excluded from the computation. For the year ended December 31, 2011, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares), convertible debentures convertible into 1,500,000 shares of common stock, warrants exercisable into 375,000 common shares, and 60,000 options (exercisable into 60,000 common shares). For the year ended December 31, 2012, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares), warrants exercisable into 8,475,000 shares of common stock, and 60,000 options (exercisable into 60,000 common shares).

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

Stock-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding stocks are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. At the date of grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2012, the Company has 60,000 options outstanding and 1,336,250 common shares issued under the Plan.

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

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the years ended December 31, 2012 and 2011, advertising expenses totaled approximately $0 and $2,200, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company's financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), which updates the guidance in ASC Topic 350, Intangibles - Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's financial position or results of operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2012	2011
Furniture and fixture	$ 42,026	$ 18,937
Equipment	128,207	102,861
Vehicles	88,687	88,687
	258,920	210,485
Less: Accumulated depreciation	211,014	181,172
	$ 47,906	$ 29,313

Depreciation was $29,842 and $59,018 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4. INTANGIBLE ASSETS

Definite life intangible assets consist of the following:

December 31,

December 31,

2012

2011

Intellectual property and trademarks
$       111,100

$        111,100

Less: Accumulated Amortization and Impairment Loss

          111,100

             30,551

$                    0

$           80,549

The Company's definite life intangible assets were being amortized over their estimated useful lives of ten years. Amortization expense was $11,110 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 the Company determined that the fair value of the intangible assets was impaired. Accordingly, an impairment charge of $69,439 was recorded on the Company's definite-life intangibles, reducing the carrying value of these intangible assets to $0.

NOTE 5. NOTES AND LOANS PAYABLE

Note Payable

Installment notes payable, secured by the related service vehicles and payable in monthly installments of $732, including principal and interest at 8.8% to 10.0% per annum are summarized as follows:

December 31,

December 31,

2012

2011

	$ -	$ 2,157
Less: current portion	-	2,157
	$ -	$ -

Convertible Notes Payable

On November 21, 2011, we sold a $75,000 convertible promissory note bearing interest at 10% per annum and maturing on December 31, 2016. The note is convertible at any time, contains various default provisions and the conversion price is initially $0.05 per share. After June 30, 2012, the conversion price will at the end of each month adjust to the lower of the current conversion price or 110% of that month's volume weighted average price as reported by Bloomberg subject to being no lower than $0.005 per shares. Accordingly, a derivative instrument will be established at that time. The purchaser of the Note also received 375,000 warrants to acquire common shares. The warrants expire on December 31, 2017 and have an initial exercise price which is $0.05 per share and can adjust lower in the same manner as the accompanying convertible note, thereby becoming a derivative instrument at that time.

These warrants and note were valued at $89,999 using the Black-Scholes pricing model with the following assumptions: expected volatility 327%; expected dividend -0-; expected term 5.12 and 6.12 years; and risk free rate .25%.

The Company recorded a deferred debt discount in the amount of $75,000 and finance charge of $14,999. The deferred debt discount was recorded as a reduction of the carrying amount of the convertible debt and an addition to paid-in capital. The finance charges were recognized in the current period. Amortization of the debt discount was $1,602 for the year ended December 31, 2011. Amortization of debt discount was $7,316 for the six months ended June 30, 2012. In July 2012 the note was converted into 1,500,000 shares of common stock. In connection with this conversion, the Company recognized amortization of debt discount of $66,082.

On February 20, 2012, we sold a $100,000 convertible promissory note bearing interest at10% per annum and maturing on December 31, 2015. The promissory note is convertible at any time and the conversion price is initially $0.05 per share. After August 30, 2012, the conversion price will, at the end of each month, adjust to the lower of the current conversion price or 110% of that month's volume weighted average price as reported by Bloomberg, subject to being no lower than $0.005 per share. The purchaser of the promissory note also received 600,000 warrants to acquire common shares. The warrants expire on December 31, 2017, have an initial exercise price of $0.05 per share and can adjust lower in the same manner as the accompanying convertible note, thereby becoming a derivative instrument at that time.

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

Loans Payable- Officer

Loans payable to the Company's CEO bear interest at 5% per annum and are payable on demand. Included in loans payable at December 31, 2011 is accrued interest of $2,690.

In October 2012, the Company issued 1,440,000 shares of common stock valued at $216,000 to the Company's CEO as consideration for payment of loans payable to the CEO in the amount of $144,000. In connection with this transaction, the Company recognized finance charges of $72,000. At December 31, 2012 the balance owed was $3,988.

NOTE 6. STOCKHOLDERS' EQUITY

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.001 par value. At December 31, 2012 and 2011, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, with a 7.5% cumulative dividend and a stated value of $1,000. At December 31, 2012 and 2011 there were no Convertible Series B Preferred outstanding.

Common Stock

The Company has authorized 200,000,000 shares of common stock, par value $0.01. At December 31, 2012 and 2011, there were 75,455,585 and 64,629,033 shares issued and outstanding, respectively.

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

During the year ended December 31, 2012, the Company issued an aggregate of 6,043,269 shares of common stock for gross proceeds of $445,000.

During the year ended December 31, 2012, the Company issued 374,750 shares of common stock valued at $17,438 to Harold Paul as payment for legal services rendered and 500,000 shares of common stock valued at $15,000 to another attorney as payment for legal services rendered. During the year ended December 31, 2012, the Company issued 432,586 shares of common stock valued at $25,015 to outside consultants and vendors as payment for professional and other services rendered.

During the year ended December 31, 2012, the Company issued 100,000 shares of common stock valued at $3,000 to a former director in connection with payment of accrued liabilities.

In October 2012, the Company issued 1,440,000 shares of common stock valued at $216,000 to the Company's CEO as consideration for payment of loans payable to the CEO in the amount of $144,000. In connection with this transaction, the Company recognized finance charges of $72,000. At December 31, 2012 the balance owed was $3,988

In October 2012, the Company issued 350,000 shares of common stock valued at $52,500 to the Company's CEO as consideration for payment of accrued compensation in the amount of $35,000. In connection with this transaction, the Company recognized compensation expense of $17,500.

During the year ended December 31, 2012 the Company issued 1,500,000 shares of common stock upon conversion of $75,000 principal convertible debentures (see Note 5). The Company also issued 65,947 shares of common stock as payment of interest.

On October 15, 2012 the Company issued 3,500,000 common stock purchase warrants to the Company's CEO for services. The warrants have an exercise price of $.15 per share and have a 5 year term. They were valued at $524,957 using the Black Scholes model using the following assumptions: volatility - 352%; divided yield - 0%; discount rate - .26% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of $524,957 in the year ended December 31, 2012.

On October 15, 2012 the Company issued 4,000,000 common stock purchase warrants to two consultants for services. The warrants have an exercise price of $.15 per share and have a 5 year term. They were valued at $599,952 using the Black Scholes model using the following assumptions: volatility - 352%; divided yield - 0%; discount rate - .26% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of $599,952 in the year ended December 31, 2012.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models may not necessarily provide a reliable single measure of the fair value of its options.

A summary of the status of the Company's options is presented below.

	December 31, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	60,000	$ 1.42	40,000	$ 2.10
Granted	20,000.03		40,000.05
Exercised	(20,000)	(.03)	(20,000)	(.05)
Outstanding, end of year	60,000	$ 1.42	60,000	$ 1.42

Options outstanding and exercisable by price range as of December 31, 2012 were as follows:

Outstanding Options			Exercisable Options
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$2.10	40,000	7	40,000	$2.10
$0.05	20,000	8	20,000	$0.05

Stock Warrants

In connection with the issuance of 10% Convertible Notes (see Note 5) on November 21, 2011 and February 20, 2012 the Company issued a total of 975,000 warrants to purchase its common stock. In addition, on October 15, 2012 the Company issued 3,500,000 warrants to the Company's CEO and 4,000,000 warrants to two consultants for services (see Note 6). The following table summarizes the outstanding common stock warrants as of December 31, 2012:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, January 1, 2012	375,000	$ 0.05
Granted	600,000	0.05
Granted	7,500,000	0.15
Outstanding, December 31, 2012	8,475,000	$ 0.14

Warrants outstanding and exercisable by price range as of December 31, 2012 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.05	975,000	5.0	975,000	$0.05
$0.15	7,500,000	4.8	7,500,000	$0.15

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

As of December 31, 2012 and 2011, the Company has accrued $5,000 and $20,000 respectively, for unpaid wages under the employment agreement.

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

In October 2012, the Company issued 1,440,000 shares of common stock valued at $216,000 to the Company's CEO as consideration for payment of loans payable to the CEO in the amount of $144,000. In connection with this transaction, the Company recognized finance charges of $72,000.

In October 2012, the Company issued 350,000 shares of common stock valued at $52,500 to the Company's CEO as consideration for payment of accrued compensation in the amount of $35,000. In connection with this transaction, the Company recognized compensation expense of $17,500.

On October 15, 2012 the Company issued 3,500,000 common stock purchase warrants to the Company's CEO for services. The warrants have an exercise price of $.15 per share and have a 5 year term. They were valued at $524,957 using the Black Scholes model using the following assumptions: volatility - 352%; divided yield - 0%; discount rate - .26% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of $524,957 in the year ended December 31, 2012.

NOTE 8. COMMITMENTS AND CONTINGENCIES

None.

NOTE 9. INCOME TAXES

At December 31, 2012 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $4,200,000, which may be applied against future taxable income, if any, from 2027 to 2032. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2012 the Company had a deferred tax asset of approximately $1,428,000 representing the benefit of its net operating loss carry-forwards. The Company has not recognized any tax benefit or tax assets from these loss carry-forwards due to the fact that realization of the tax benefit is uncertain and therefore, a valuation allowance equal to 100% of the tax benefit has been applied against the value of any tax asset arising from these losses. The difference between the federal statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $166,000 in 2012.

NOTE 10. DEBT EXTINGUISHMENT

During the year ended December 31, 2012 a vendor of the Company forgave indebtedness in the amount of $43,900 in exchange for certain of the Company's test equipment that had no carrying value on the Company's books.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On January 2, 2013 the Company entered into an Environmental Advisory Services Agreement ("the EAS Agreement"). The EAS Agreement calls for an initial retainer payment of $15,000 cash and the issuance of 250,000 common stock purchase options. Additional payments of $12,500 and 250,000 options and 500,000 options are due, plus travel and other expenses.

In January 2013 the Company granted 20,000 stock options to a director. The options have an exercise price of $.15 per share and expire January 1, 2023.

