Form 10-Q
period 2013-03-31
TOMI Environmental Solutions, Inc.
filed 2013-05-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.
____________________________________________________

(Exact name of registrant as specified in its charter)

Florida                                                        59-1947988
_______________________________________________________________________________

(State or other jurisdiction of                                (IRS Employer Identification No.)

                                                                                  incorporation or organization)

9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212
_______________________________________________________________________________

(Address of principal executive offices)              (Zip Code)

(800) 525-1698
_______________________________________________________________________________

(Registrant's telephone number, including area code)

Not Applicable
_______________________________________________________________________________

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

As of May 15, 2013, the registrant had 75,595,819 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,903	$73,424
Accounts Receivable	94,765	215,657
Funds in Escrow - Restricted	3,318,978	-
Prepaid expenses	4,154	5,400
Total Current Assets	3,441,800	294,481

Property and equipment, net	59,895	47,906
Security deposits	500	500
Total Assets	$3,502,195	$342,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$182,060	$225,487
Accrued officer's compensation	10,000	5,000
Escrow Liability	3,318,978	-
Loans Payable - Officer	8,907	3,988
Total Current Liabilities	3,519,945	234,475

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock; par value $0.01; 1,000,000 shares authorized; 510,000 shares issued and outstanding at
March 31, 2013 and December 31, 2012	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5 % cumulative dividend, 4,000 shares authorized; none issued and outstanding at
March 31, 2013 and December 31, 2012	-	-
Common Stock; par value $0.01; 200,000,000 shares authorized; 75,569,569 and
75,455,585 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	755,695	754,555
Additional paid-in capital	13,021,926	12,956,535
Accumulated deficit	(13,800,471)	(13,607,778)
Total Stockholders' Equity (Deficiency)	(17,750)	108,412
Total Liabilities and Stockholders' Equity (Deficiency)	$3,502,195	$342,887

See accompanying notes to unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Quarter Ended
	March 31, 2013	March 31, 2012

Net revenue	$39,165	$65,229
Cost of sales	33,370	31,743
Gross profit	5,795	33,486
Costs and Expenses:
Professional fees	109,129	83,596
Other general and administrative expenses	86,302	46,803
Debt Extinguishment	-	(43,900)
Total Costs and Expenses	195,431	86,499
Loss from operations	(189,636)	(53,013)
Other Income (Expense):
Amortization of debt discount	-	(6,272)
Interest expense	(3,057)	(9,195)
Finance charges related to convertible debt	-	(23,995)
Total Other Income (Expense)	(3,057)	(39,462)
Net Loss	$(192,693)	$(92,475)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	75,493,465	64,851,482

See accompanying notes to unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS,INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Quarter Ended
	March 31, 2013	March 31, 2012

Operating Activities:
Net loss	$(192,693)	$(92,475)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	9,711	8,299
Amortization of debt discount	-	6,272
Finance charges in connection with convertible debt	-	23,995
Common Stock, options and warrants issued for services	46,532	21,038
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	120,892	-
Decrease in miscellaneous receivable	-	3,007
Decrease (Increase) in prepaid expenses and other current assets	1,246	(3,562)
(Decrease) in Accounts Payable and Accrued Liabilities	(43,427)	(42,692)
Increase in accrued officer's compensation	5,000	-
Net cash (used in) operating activities	(52,739)	(76,118)
Investing Activities:
Capital expenditures	(21,700)	(25,346)
Net cash (used in) investing activities	(21,700)	(25,346)
Financing Activities:
Cash Overdraft	-	(1,309)
Proceeds from the sale of Common Stock	19,999	35,000
Proceeds from loan payable - officer	4,919	32,440
Proceeds from convertible notes payable	-	100,000
Payments of notes payable	-	(2,157)
Escrow Funds - Restricted	(3,318,978)	-
Escrow Liability	3,318,978	-
Net cash provided by financing activities	24,918	163,974
Net increase (decrease) in cash and cash equivalents	(49,521)	62,510
Cash and cash equivalents at beginning of period	73,424	-
Cash and cash equivalents at end of period	$23,903	$62,510
Cash paid during the period for:
Interest expense	$3,057	$3,026
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

3

TOMI ENVIRONMENTAL SOLUTIONS,INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Quarter Ended
	March 31, 2013	March 31, 2012

Supplemental Disclosure of Cash Flow Information:
Non-Cash Financing Activities:
Common stock issued for payment of accrued expenses	$-	$3,000
Payment of accrued expenses by former director applied against
additional paid in capital	$-	$27,000

See accompanying notes to unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Quarterly Report on Form 10-Q, "Company," "we," "us," "our," and "TOMI" refer to TOMI Environmental Solutions, Inc.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company incurred net losses of $192,693 and $92,475 for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company had a working capital deficiency of $78,145 and a stockholders' deficit of $17,750 at March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the quarter ended March 31, 2013, the Company raised $19,999 in net proceeds from the sale of common stock. There can be no assurance that the Company will be able to raise additional capital.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein, presented in accordance with generally accepted accounting principles utilized in the United States of America ("GAAP"), and stated in U.S. dollars, have been prepared by the Company, without an audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012 and notes thereto which are included in the Form 10-K previously filed with the SEC on April 1, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), and its wholly-owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada). The Company's 55% owned subsidiary, TOMI Environmental-China (TOMI-China), has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
6

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's financial instruments include cash and equivalents, accounts receivable, restricted funds in escrow, accounts payable and accrued expenses, loans payable and escrow liability. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, restricted funds in escrow, accounts payable and accrued expenses, loans payable and escrow liability approximated fair value because of the short maturity of these instruments.

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

Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the three months ended March 31, 2013 and 2012, diluted loss per common share is the same as basic loss per common share because the effect of any potentially dilutive securities outstanding would be anti-dilutive and has, therefore, been excluded from the computation. For the three months ended March 31, 2013, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares), warrants exercisable into 8,475,000 common shares, and 330,000 options (exercisable into 330,000 common shares). For the three months ended March 31, 2012, there were common stock equivalents of 510,000 shares of Convertible Series A Preferred Stock outstanding at a conversion rate of one common share for every preferred share (510,000 common shares), 80,000 options (exercisable into 80,000 common shares), warrants exercisable into 975,000 shares of common stock and convertible debt convertible into 3,500,000 shares of common stock.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB"), ASC 718, Compensation- "Stock Compensation." Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the "Plan"). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company's outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company's common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of March 31, 2013, the Company had 80,000 stock options outstanding and 1,336,250 common shares issued under the Plan.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three months ended March 31, 2013 and 2012, advertising and promotional expenses were $0.

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

NOTE 3. FUNDS IN ESCROW - RESTRICTED

Funds in escrow represents funds received in connection with the Company's private placement of its securities. These funds are restricted until the closing of such private placement (see Note 11). A related escrow liability has been established until the closing of the private placement.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Furniture and fixtures	$42,026	$42,026
Equipment	149,907	128,207
Vehicles	88,687	88,687
	280,620	258,920
Less: Accumulated depreciation	220,725	211,014
	$59,895	$47,906

For the three months ended March 31, 2013 and 2012, depreciation was $9,711 and $5,522, respectively.

NOTE 5. INTANGIBLE ASSETS

Definite life intangible assets consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Intellectual property and trademarks	$111,100	$111,100

Less: Accumulated Amortization and Impairment Loss	111,100	111,100
	$-	$-

The Company's definite life intangible assets were being amortized over their estimated useful lives of ten years. At December 31, 2012 the Company determined that the fair value of the intangible assets was impaired. Accordingly, an impairment charge of $69,439 was recorded on the Company's definite-life intangibles, reducing the carrying value of these intangible assets to $0.

NOTE 6. NOTES AND LOANS PAYABLE

Loans Payable- Related Party

Loans payable to the Company's Chief Executive Officer bear interest at 5% per annum and are payable on demand.

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIENCY)

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIENCY)(Continued)

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series Preferred Stock, $0.01 par value. At March 31, 2013 and December 31, 2012, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Common Stock

During the quarter ended March 31, 2013, the Company issued 37,359 shares of common stock valued at $6,037 for services rendered and sold 76,625 shares of common stock to a private investor for $19,999.

Stock Options

The Company issued 20,000 options valued at $3,000 to a director in January 2013. The options have an exercise price of $0.15 per share. The options expire in January 2023. The options were valued using the Black-Scholes model using the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 10 years. The Company also issued 250,000 options valued at $37,495 to a consultant in January 2013. The options have an exercise price of $0.15 and expire in January 2018. The options were valued using the Black-Scholes model with the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 5 years. The following table summarizes stock options outstanding as of March 31, 2013:

	March 31, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	60,000	$1.42
Granted	270,000	.15
Outstanding, March 31, 2013	330,000	$.38

Options outstanding and exercisable by price range as of March 31, 2013 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	8.00	20,000	$0.05
$0.15	270,000	5.12	270,000	$0.15
$2.10	40,000	6.75	40,000	$2.10

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIENCY)(Continued)

Stock Warrants

The following table summarizes the outstanding common stock warrants as of March 31, 2013:

	March 31, 2013
	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2013	8,475,000	$0.14
Granted	-	-
Exercised	-	-
Outstanding, March 31, 2013	8,475,000	$0.14

Warrants outstanding and exercisable by price range as of March 31, 2013 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	975,000	4.75	975,000	$0.05
$0.15	7,500,000	4.55	7,500,000	$0.15

NOTE 8. RELATED PARTY

In February 2011, the Company entered into a new employment agreement with its CEO that provides for a base salary of $20,000 per annum, subject to CPI adjustments, incentive performance bonuses equal to 12% of the Company's annual GAAP earnings for the years 2011 through 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015.

As of March 31, 2013 and December 31, 2012, the Company has accrued $10,000 and $5,000 respectively, for unpaid wages under the employment agreement.

NOTE 9. DEBT EXTINGUISHMENT

During the quarter ended March 31, 2012 a vendor of the Company forgave indebtedness in the amount of $43,900 in exchange for certain of the Company's test equipment that has no carrying value on the Company's books.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On January 2, 2013 the Company entered into an Environmental Advisory Services Agreement ("the EAS Agreement"). The EAS Agreement calls for an initial retainer payment of $15,000 cash and the issuance of 250,000 common stock purchase options. The Company valued the options at $37,495 using the Black-Scholes model (see Note 7) and charged this amount to expense in the quarter ended March 31, 2013. Additional payments of $12,500 and 250,000 options and 500,000 options are due upon the achievement of certain milestones, none of which have been met at March 31, 2013. The EAS Agreement also provides for reimbursement of travel and other expenses.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

Private Placement

In April, 2013 the Company sold 165 Units of its securities. Each Unit is comprised of (i) one 10% senior secured callable convertible promissory note, par value $25,000 (each, a "Note") and (ii) one warrant (each, a "Warrant") to purchase 37,500 shares of the Company's common stock (the "Common Stock"). The Note shall be secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The purchase price of a Unit was $25,000, resulting in gross proceeds to the Company of $4,125,000. The Note also calls for the establishment of a sinking fund. Net proceeds amounted to $3,629,100 after expenses of offering totaling $495,900. In addition, the Placement Agent received 825,000 common stock purchase warrants with an initial exercise price of $.30 per share and expiring July 31, 2018. The Company purchased the L-3 assets (see below) for $3,500,000 out of the net proceeds of this offering.

Interest is payable on the Notes at a rate of 10% per annum, compounded annually, and payable in arrears on July 31st and January 31st.  The Notes mature and become due and payable on July 31, 2015 (the "Maturity Date"). At the option of each Note holder, the principal amount of the Note (plus accrued but unpaid interest) is convertible into shares of Common Stock (the "Note Shares") at any time prior to the Maturity Date at an initial conversion price of $0.29 (which may be subject to certain adjustments as set forth in the Notes). The Notes will rank senior to all other unsecured debt of the Company.

The Warrants are exercisable into shares of Common Stock (the "Warrant Shares") at an initial exercise price of $0.30 (which may be subject to certain adjustments as set forth in the Warrants). The Warrants will expire on July 31, 2018.

Asset Acquisition

On April 15, 2013 the Company completed the acquisition of binary ionization technology and related patents and other assets consisting of personal property and inventory related to implementation of the Binary Ionization Technology related to these patents from L-3 Applied Technologies, Inc. ("L-3"), for $3,500,000 in cash. All of these assets are pledged as collateral for the convertible notes issued as described above.

Other

In April 2013 the Company issued 26,250 shares of common stock valued at $4,333 to Harold Paul as payment for legal services rendered.

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

General

TOMI Environmental Solutions, Inc. is positioned as a global bacteria, viral, mold decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor surface and air decontamination through sales, service and licensing of our platform of SteraMist Binary Ionization Technology ("BIT") hydrogen peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation ("UVGI") products and technologies.

Our effort to offer products and services which combat bacterial and viral outbreaks in hospitals was in 2011 enhanced by the addition of a newly developed line of fixed and portable units owned and manufactured by L-3 Communications ("L-3"). This technology is Binary Ionization Technology ("BIT") and is sold under the brand name of SteraMist. SteraMist utilizes a patented hydrogen peroxide activated aerosolized fog technique, BIT, and was designed by L-3 as a cost-effective method to control the spread of infectious diseases including neutralizing bio-terrorism pathogens such as Anthrax.

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

Refer to our Form 10-K filed with SEC on April 1, 2013.

Recent Accounting Pronouncements

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

Results of Operations for the Three Months March 31, 2013 Compared to the Three Months Ended March 31, 2012

During the quarter ended March 31, 2013, we had net revenue of $39,165 as compared to net revenue of $65,229 for the quarter ended March 31, 2012. This decrease in revenue was entirely attributable to a falloff in sales while L-3 Applied Technologies, Inc., the supplier of the primary product we sold, SteraMist, and the Company concluded final negotiations selling the intellectual property underlying the SteraMist line and certain personal property pertaining to the line to the Company, That sale was completed in April 2013 at which time TOMI took over the SteraMist line for all but military sales.

Our net loss from operations for the quarter ended March 31, 2013 was $189,636 as compared to a net loss for the quarter ended March 31, 2012 of $53,013, an increase of $136,623. The substantial change was due to an increase in general and administrative expenses and professional fees offset by a one-time debt extinguishment of $43,900 in 2012.

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

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2013.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended March 31, 2013.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In March 2013 we sold 76,625 shares for $19,999.

In April 2013 we issued 26,250 shares in exchange for legal services rendered.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 13, 2013

By: /s/ Halden Shane

---------------------------------------------------------------

Halden Shane

Principal Executive Officer

Principal Financial and Accounting Officer

