Form 10-Q
period 2013-06-30
TOMI Environmental Solutions, Inc.
filed 2013-08-13
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, the registrant had 78,442,079 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,190,132	$73,424
Accounts Receivable	114,729	215,657
Inventories	37,368	-
Deposits on Merchandise	187,882	-
Prepaid Expenses	36,674	5,400
Total Current Assets	1,566,785	294,481

Property and Equipment, net	190,210	47,906
Intangible Assets, net	3,201,345	-
Deferred Financing Costs, net	669,219	-
Security Deposits	2,353	500
Total Assets	$5,629,912	$342,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable and Accrued Expenses	$315,242	$225,487
Accrued Officer's Compensation	15,000	5,000
Common Stock to be Issued	132,686	-
Customer Deposits	24,955	-
Loans Payable - Officer	8,907	3,988
Warranty Liability	10,000	-
Derivative Liability	11,430,075	-
Total Current Liabilities	11,936,865	234,475

Long-Term Liabilities
Convertible Notes Payable, net of discount of $4,865,183 at June 30, 2013	8,817	-
Total Long-Term Liabilities	8,817	-

Total Liabilities	11,945,682	234,475

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock; par value $0.01; 1,000,000 shares authorized; 510,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5 % cumulative dividend, 4,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common Stock; par value $0.01; 200,000,000 shares authorized; 78,081,298 and 75,455,585 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	780,813	754,555
Additional paid-in capital	14,684,722	12,956,535
Accumulated deficit	(21,786,405)	(13,607,778)
Total Stockholders' Equity (Deficiency)	(6,315,770)	108,412
Total Liabilities and Stockholders' Equity (Deficiency)	$5,629,912	$342,887

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net revenue	$172,864	$218,473	$212,029	$283,702
Cost of sales	61,934	126,963	95,304	158,706
Gross profit	110,930	91,510	116,725	124,996
Costs and Expenses:
Professional Fees	58,782	27,288	167,911	110,884
Depreciation and Amortization	97,630	10,045	107,341	18,344
Consulting Fees	183,877	15,000	183,877	15,000
Other general and administrative expenses	163,574	70,681	240,165	109,185
Debt Extinguishment	-	-	-	(43,900)
Total Costs and Expenses	503,863	123,014	699,294	209,513
Loss from operations	(392,933)	(31,504)	(582,569)	(84,517)
Other Income (Expense) :
Amortization of Debt Discount	(8,817)	(10,335)	(8,817)	(16,607)
Amortization of Deferred Financing Costs	(61,791)	-	(61,791)	-
Fair Value Adjustment of Derivative Liability	(4,555,537)	-	(4,555,537)	-
Non-cash Finance charges related to convertible debt	(2,868,050)	-	(2,868,050)	(23,995)
Interest Expense - related party	(161)	(1,540)	(161)	(2,753)
Interest Expense	(98,645)	(4,873)	(101,702)	(12,855)
Total Other Income (Expense)	(7,593,001)	(16,748)	(7,596,058)	(56,210)
Net Loss	$(7,985,934)	$(48,252)	$(8,178,627)	$(140,727)
Basic and diluted loss per common share	$(0.11)	$(0.00)	$(0.11)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	75,935,563	68,027,057	75,715,735	66,774,301

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net loss	(8,178,627)	(140,727)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	107,341	18,344
Amortization of debt discount	8,817	16,606
Amortization of Deferred Finance Fees	61,791	-
Finance charges in connection with convertible debt	2,868,050	23,995
Change in Fair Value of Derivative	4,555,537	-
Common Stock, options and warrants issued for services	107,132	37,915
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable	100,928	(176,545)
Decrease in miscellaneous receivable	-	7,370
(Increase) in Inventories	(37,368)	-
(Increase) in Deposits on Merchandise	(187,882)	-
Decrease (Increase) in prepaid expenses and other current assets	(31,274)	2,598
(Increase) in Security Deposits	(1,853)	-
Increase in Accounts Payable and Accrued Liabilities	59,755	5,261
Increase in accrued officer's compensation	10,000	-
Increase in Warranty Liability	10,000	-
Increase in Common Stock to Be Issued	132,686	-
Increase in Customer Deposits	24,955	-
Net cash (used in) operating activities	(390,012)	(205,183)
Investing Activities:
Capital expenditures	(172,690)	(45,972)
Purchase of intangibles	(3,278,300)	-
Net cash (used in) investing activities	(3,450,990)	(45,972)
Financing Activities:
Cash Overdraft	-	(1,309)
Proceeds from the sale of Common Stock	666,100	130,000
Proceeds from loan payable - officer	4,919	47,662
Proceeds from convertible notes payable	4,874,000	100,000
Deferred Debt Costs	(587,309)	-
Payments of notes payable	-	(2,157)
Net cash provided by financing activities	4,957,710	274,196
Net increase in cash and cash equivalents	1,116,708	23,041
Cash and cash equivalents at beginning of period	73,424	-
Cash and cash equivalents at end of period	$1,190,132	$23,041
Cash paid during the period for:
Interest expense	$5,647	$7,370
Income taxes	$933	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI Environmental Solutions, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Supplemental Disclosure of Cash Flow Information:
Non-Cash Financing Activities:
Common stock issued for payment of accrued expenses	$-	$3,000
Payment of accrued expenses by former director applied against
additional paid in capital	$-	$27,000
Discount on Convertible Debt	$4,874,000	$-
Derivative Liability	$6,874,538	$-
Common Stock warrants issued as Deferred Finance Costs	$143,701	$-
Finders fee accrued	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “TOMI” refer to TOMI Environmental Solutions, Inc.

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. is a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor and outdoor surface decontamination through sales, services and licensing of our SteraMist℠ Binary Ionization Technology® (“BIT™”) hydrogen peroxide aerosols, Ultra-Violet Ozone Generators and Ultra-Violet Germicidal Irradiation (“UVGI”) products and technologies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued expenses and loans payable.  All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable approximated fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates its fair value as the terms and rates approximate market rates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of raw materials of parts and supplies.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $61,791 for the six months ended June 30, 2013.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of June 30, 2013, consisted of 16,806,897 common shares from convertible debentures, 18,685,800 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of June 30, 2012, consisted of 3,500,000 common shares from convertible debentures and 975,000 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of June 30, 2013, the Company had 80,000 stock options outstanding and 1,336,250 common shares issued under the Plan.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

The Company will review its intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  We will measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the six months ended June 30, 2013 and 2012, advertising and promotional expenses were $1,000 and $0, respectively.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Furniture and fixtures	$43,026	$42,026
Equipment	299,897	128,207
Vehicles	88,687	88,687
	431,610	258,920
Less: Accumulated depreciation	241,400	211,014
	$190,210	$47,906

For the six months ended June 30, 2013 and 2012, depreciation was $30,386 and $12,789, respectively.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INTANGIBLE ASSETS AND ASSET ACQUISITION

On April 15, 2013 the Company completed the acquisition of binary ionization technology and related patents and other assets consisting of personal property and inventory related to implementation of the Binary Ionization Technology related to these patents from L-3 Applied Technologies, Inc. ("L-3"), All of these assets are pledged as collateral for the convertible notes issued as described below in Note 6.

The purchase price allocation is preliminary, pending completion of the full valuation report; however significant changes are not anticipated.   The Company intends to have the completed valuation report by year end.

The following sets forth the components of the preliminary purchase price allocation:

Purchase Price
Cash payment	$3,500,000
Estimated warranty expense	$10,000
Total purchase price	$3,510,000

Assets Purchased
Inventory	$71,700
Fixed assets	$150,000
Intangible assets	$3,288,300

Liabilities assumed
Warranty liability	$10,000

The intangible assets purchased consist of Patents and Trademarks. The intangibles are being amortized over the estimated remaining lives of the related patents, which approximate an average of 9 years.  Amortization expense was $76,955 for the quarter ended June 30, 2013. The Company is working with the independent valuation firm to assist in allocating the purchase price associated with the intangibles between the Patents and the Trademarks.

The purchase price allocation will be adjusted if necessary upon the Company receiving the final valuation report from the independent appraisal company.

Definite life intangible assets consist of the following:

	June 30, 2013	December 31,
	(Unaudited)	2012
Intellectual property, patents and trademarks	$3,389,400	$111,100

Less: Accumulated Amortization and Impairment Loss	188,055	111,100
	$3,201,345	$-

The Company’s definite life intangible assets at December 31, 2012 were being amortized over their estimated useful lives of ten years.  At December 31, 2012 the Company determined that the fair value of the intangible assets was impaired.  Accordingly, an impairment charge of $69,439 was recorded during the year ended December 31, 2012 on the Company’s definite-life intangibles, reducing the carrying value of these intangible assets to $0. Amortization expense was $5,555 for the quarter ended June 30, 2012.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS PAYABLE – RELATED PARTY

Loans payable to the Company’s Chief Executive Officer bear interest at 5% per annum and are payable on demand.

NOTE 6. CONVERTIBLE DEBT

In November 2012 the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013.  Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018.  Interest is payable on the Notes at a rate of 10% per annum, compounded annually, and payable on July 31st and January 31st.  The Notes are secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The Notes call for the establishment of a sinking fund.  Within 45 days of each calendar quarter 15% of the Company’s reported revenue will be deposited into the Company’s escrowed sinking fund account.

As of June 30, 2013 the Company sold 194.96 Units for gross proceeds of $4,874,000.  Net proceeds amounted to $4,286,690 after expenses of offering totaling $587,310.  In addition the placement agent received 974,800 warrants valued at $143,700.

The convertible notes are convertible into shares of our common stock at an initial conversion price of $.29 (which conversion price is subject to adjustment upon the occurrence of events specified in the Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company).

The Warrants are exercisable into shares of Common Stock (the "Warrant Shares") at an initial exercise price of $0.30 (which may be subject to certain adjustments as set forth in the Warrants).

The Company evaluated the warrants under ASC 815-40-15 due to the exercise price being adjustable upon certain events occurring.  The company determined that the warrants are considered indexed to the Company’s own stock and thus meet the scope exception under FASB ASC 815-10-15-74 and are therefore not considered a derivative.  The estimated fair value of the warrants, which contain reset provisions, were calculated using the Monte Carlo valuation model.   The Company recorded the warrant’s relative fair value of $867,512 as an increase to additional paid in capital and a discount against the related debt.

The Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability.  The fair value of the embedded conversion feature was estimated at $6,874,538 and recorded as a derivative liability, resulting in an additional discount of $4,006,488 to the convertible notes and a finance charge of $2,868,050 included in the statement of operations.  The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

The debt discount is being amortized over the life of the convertible note using the effective interest method.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CONVERTIBLE DEBT (Continued)

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes and Warrants using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	June 30, 2013	Inception
Closing stock price	$0.57	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	190%	185%-190%
Remaining term (years)	2.08	2.30-2.09
Risk-free rate	0.38%	0.25%-0.39%
Expected dividend yield	0%	0%

Warrants

	June 30, 2013	Inception
Closing stock price	$0.57	$0.13-0.55
Exercise price	$0.30	$0.30
Expected volatility	250%	250%
Remaining term (years)	5.08	5.30-5.09
Risk-free rate	1.42	0.76%-1.40%
Expected dividend yield	0%	0%

Convertible notes consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Convertible notes	$4,874,000	$-
Discount on convertible notes	(4,874,000)	-
Accumulated amortization of discount	8,817	-
Total convertible notes	$8,817	$-

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Level 3	Total
June 30, 2013:

Derivative Instruments	$11,430,075	$11,430,075

	Level 3	Total
December 31, 2012:

Derivative Instruments	$-	$-

Level 3 financial instruments consist of certain embedded conversion features. The fair value of these embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended March 31, 2012. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes.  These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended June 30, 2013.

June 30, 2013
Beginning Balance	$-
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes	6,874,538

Change in fair value	4,555,537

Ending Balance	$11,430,075

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At June 30, 2013 and December 31, 2012, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Common Stock

During the six months ended June 30, 2013, the Company issued 73,609 shares of common stock valued at $11,870 for services rendered and sold an aggregate of 2,552,104 shares of common stock for $666,100.

Stock Options

The Company issued 20,000 options valued at $3,000 to a director in January 2013. The options have an exercise price of $0.15 per share. The options expire in January 2023. The options were valued using the Black-Scholes model using the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 10 years.  The following table summarizes stock options outstanding as of June 30, 2013:

	June 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	60,000	$1.42
Granted	20,000	.15
Outstanding, June 30, 2013	80,000	$1.10

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Options outstanding and exercisable by price range as of June 30, 2013 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	7.52	20,000	$0.05
$0.15	20,000	9.52	20,000	$0.15
$2.10	40,000	6.52	40,000	$2.10

Stock Warrants

The Company issued 250,000 warrants valued at $37,495 to a consultant in January 2013.  The options have an exercise price of $0.15 and expire in January 2018.  The warrants were valued using the Black-Scholes model with the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 5 years.

During the quarter ended June 30, 2013, the Company issued 7,311,000 warrants in connection with convertible debt units and 974,800 warrants to the placement agent (see Note 6).  These warrants have an initial exercise price of $0.30 per share and expire July 31, 2018.

In June 2013 the Company issued 100,000 warrants with an exercise price of $.261 per share to a consultant for services.  The warrants were valued at $54,767 using the Black-Scholes model with the following assumptions: volatility, 245%; dividend yield, 0%; zero coupon rate, 0.25%; and a life of 5 years.

The following table summarizes the outstanding common stock warrants as of June 30, 2013:

	June 30, 2013
		Weighted Average
	Number of Warrants	Exercise Price
Outstanding, January 1, 2013	10,050,000	$0.12
Granted	8,635,800	0.30
Exercised	-	-
Outstanding, June 30, 2013	18,685,800	$0.20

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Warrants outstanding and exercisable by price range as of June 30, 2013 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	4.04	1,575,000	$0.01
$0.05	975,000	4.12	975,000	$0.05
$0.15	7,750,000	4.30	7,500,000	$0.15
$0.261	100.000	4.99	100,000	$0.261
$0.30	8,285,800	5.09	8,285,800	$0.30

NOTE 9. RELATED PARTY TRANSACTIONS

Employment Agreement

In February 2011, the Company entered into a new employment agreement with its CEO that provides for a base salary of $20,000 per annum, subject to CPI adjustments, incentive performance bonuses equal to 12% of the Company’s annual GAAP earnings for the years 2011 through 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015.  As of June 30, 2013 and December 31, 2012, the Company has accrued $15,000 and $5,000 respectively, for unpaid wages under the employment agreement.

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement calls for payment to Rolyn of $20,000 per month in the form of the Company’s common stock, based on a share price of $0.261, regardless of market price, and payment of out of pocket expenses.  Either party can terminate the Agreement with 30 days written notice.  The Company has recorded $60,000 support and service expense for the quarter ended June 30, 2013 and a related liability has been reported as common stock to be issued.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

On January 2, 2013 the Company entered into an Environmental Advisory Services Agreement (“the EAS Agreement”).  The EAS Agreement calls for an initial retainer payment of $15,000 cash and the issuance of 250,000 warrants.  The Company valued the warrants at $37,495 using the Black Scholes model (see Note 8) and charged this amount to expense in the quarter ended March 31, 2013.  Additional payments of $12,500 and 250,000 warrants and 500,000 warrants are due upon the achievement of certain milestones, none of which have been met at June 30, 2013.  The EAS Agreement also provides for reimbursement of travel and other expenses.

NOTE 11. COMMON STOCK TO BE ISSUED

As of June 30, 2013 the Company was obligated to issue 428,003 shares of common stock valued at $132,686 primarily to certain vendors and consultants.

NOTE 12. SUBSEQUENT EVENTS

In July, 2013 the Company sold 4 Units of its securities. Each Unit is comprised of (i) one 10% senior secured callable convertible promissory note, par value $25,000 (each, a “Note”) and (ii) one warrant (each, a “Warrant”) to purchase 37,500 shares of the Company’s common stock (the “Common Stock”).  The Note shall be secured by the Company’s intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The purchase price of a Unit was $25,000, resulting in gross proceeds to the Company of $200,000.  The Note also calls for the establishment of a sinking fund.  Net proceeds amounted to $178,000 after expenses of offering totaling $22,000.  In addition, the Placement Agent received 40,000 common stock purchase warrants with an initial exercise price of $.30 per share and expiring July 31, 2018.

Interest is payable on the Notes at a rate of 10% per annum, compounded annually, and payable in arrears on July 31st and January 31st.  The Notes mature and become due and payable on July 31, 2015 (the “Maturity Date”). At the option of each Note holder, the principal amount of the Note (plus accrued but unpaid interest) is convertible into shares of Common Stock (the “Note Shares”) at any time prior to the Maturity Date at an initial conversion price of $0.29 (which may be subject to certain adjustments as set forth in the Notes). The Notes will rank senior to all other unsecured debt of the Company.

The Warrants are exercisable into shares of Common Stock (the “Warrant Shares”) at an initial exercise price of $0.30 (which may be subject to certain adjustments as set forth in the Warrants). The Warrants will expire on July 31, 2018.

Other
During the period July 1, 2013 through August 5, 2013, the Company issued an aggregate of 358,834 shares of common stock valued at $124,076 to various parties as payment for services rendered.

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

General

In April 2013 we completed the acquisition of Binary Ionization Technology® division (“BITTM”) from L-3 Applied Technologies, Inc. for $3,500,000. This technology relates to a disinfection system that applies cold plasma activation to a hydrogen peroxide based aerosol and produces a Reactive Oxygen Species (ROS) mist. BITTM, which we had been selling under the name SteraMistSM for the past two and one-half years, deactivates organic compounds and quickly and effectively kills viruses, bacteria, spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is environmentally friendly and leaves no residue or fumes.

The process applies cold plasma activation to a low percentage hydrogen peroxide based solution to create a spray, safe for delicate medical equipment and computer containing a ROS. SteraMistSM (BITTM) provides fast acting, broad-spectrum decontamination, and leaves no residue or noxious fumes. The environmentally friendly characteristics ensure safety of employees and equipment, while providing maximum decontamination efficacy. BITTM has been shown to effectively decontaminate weaponized biological agents like Anthrax and chemical agents such as VX and Mustard gas when applied using properly developed protocols. A summary of BITTM capabilities can be found in the DHS “Guide for the Selection of Chemical, Biological, Radiological, and Nuclear Decontamination Equipment for Emergency First Responders” (2nd Edition, March 2007).

As opposed to selling another company’s products, TOMI now controls this innovative, patented technology and has the ability to build its client base and expand into other market segments. For example once a hospital customer has purchased one of our portable hand-held or mobile units, or has tried our service they have regularly reordered TOMI’s reactive solution for continued applications and have expanded their initial SteraMistSM’s program assuring repeat business and an ongoing revenue stream as long as the system is in use.

We believe that reducing Healthcare Associated Infections (“HAIs”), which are the fourth leading cause of death in the United States and cost the healthcare system over $40 billion annually, provide significant opportunities for our products. Ten percent of inpatients contract infections from hospitals, resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. It has been estimated that approximately 16% of all discharged patients are readmitted with infections and the healthcare facility is financially penalized. According to published studies, generic hospital cleaning procedures leave behind between 30%-60% of microorganisms depending upon the process. These surface and air pathogens increase the risk of acquiring a HAI. TOMI’s Binary Ionization Technology® (BITSM) safely and effectively kill 99.9999% or a six-log death of all known pathogens as a part of its sales and service to healthcare facilities such as hospitals for the decontamination of bacteria and other pathogens within these facilities. In comparison to most of its competitors, the SteraMistSM products has a quicker and higher kill level, leaves no residue, is green, is not effected by humidity, is not caustic, has a shorter treatment time and converts to oxygen and water.

Other vertical industry applications for SteraMistSM in no particular order are: tissue labs, blood banks, clean room, pharmaceutical industry, the Restoration Industry Association, first responders, food safety industry, athletics, hospitality industry, transportation, education, entertainment, homeland defense, and various branches of the military.

Our SteraMistSM and other products are currently being used in a broad spectrum of commercial structures including medical facilities, office buildings, hotels, schools, pharmaceutical companies, clean rooms, remediation companies, military barracks, and athletic facilities. The products and services that we offer have are also being used in single-family homes and multi-unit residences.

The Company intends to generate and support research on other surface and air remediation solutions including hydroxyl radicals and other ROS in our new Research and Development lab located in San Diego, California and to form business alliances with major remediation companies, tissue and blood labs, border protection companies, construction companies and corporations specializing in disaster relief worldwide.

The Company began sales to international locations during the third quarter of 2010. In February 2012, the Company entered into a Sales and Distribution Agreement covering Latin America and the Caribbean and subsequently sold its first SteraMistSM unit in Latin America in March 2012 and repeated orders in the third quarter of 2012. Within the next 60 days, TOMI will begin the first contract treating the Panamanian health care system.

In April 2012, we completed our first sale in Panama arising from this new agreement. We also made continued aerosol solution sales under our ongoing program with Sinai Hospital in Baltimore, Maryland, Northwest Hospital in Randallstown, Maryland. and St. Mary’s in Philadelphia. SteraMistSM is also being used by Baptist Hospital in Little Rock, Arkansas, and Geisenger Medical Center in Danville, Pennsylvania. Our decontamination system is currently being tested in two other major U.S. teaching hospitals, which peer review details pending and will be published shortly.

The Company recently completed an official pilot study at the request of Panama Social Security Program (CSS), successfully remediating biological/bacterial colonies. As a result, the Panamanian government accepted the Company technology as the only decontamination product that can be bought by their hospitals for the next two years and TOMI is engaged to expand this program and make SteraMistSM a standard for decontamination in over 41 Panamanian hospitals.

Commencing in March 2013 the Company significantly expanded its operations by entering into an agreement with our alliance partner, Rolyn Companies, Inc., pursuant to which we utilize Rolyn's personnel to provide support services including, accounting support, sales, marketing and shipping. TOMI is also provided with warehouse and office space, functioning as our East Coast hub. TOMI pays Rolyn $20,000 monthly for these services. As a result, the Company has up to an additional ten personnel handling these functions. We also provide training to our customers and service their facilities as needed.

Business Outlook

TOMI’s business growth objective is to be “The Global Leader in Decontamination and Infectious Disease Control” as it develops it’s recently acquired a premier novel platform of Hydrogen Peroxide aerosols, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other ROS and to form business alliances either by selling licenses and or performing decontamination services with tissue banks, pharmaceutical labs, blood labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America, Middle East and the Far East.

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

During the three months ended June 30, 2013 and 2012, we had net revenue of $172,864 and $218,473, respectively. During the six months ended June 30, 2013 and 2012, we had total revenue of $212,029 and $283,702, respectively. The decrease in revenue for both the three and six month periods was attributable to the fact that L-3 Applied Technologies, Inc. (“L-3”), the supplier of our primary product, SteraMist, shut down operations of that division in the first quarter of 2013 while it was negotiating the final agreement to sell the Company the intellectual property and personal property related to the SteraMist line of products. As a result of that action, the Company did not have sufficient product to fill orders and revenues declined accordingly. Subsequent to the closing of the asset purchase from L-3, TOMI took over control of the entire product line, including manufacturing, assuring an adequate supply.

Professional fees primarily include legal and accounting fees. Professional fees totaled $58,782 and $27,288 during the three months ended June 30, 2013 and 2012, respectively. Professional fees totaled $167,911 and $110,884 during the six months ended June 30, 2013 and 2012, respectively.

Other general and administrative expenses include salaries and payroll taxes, rent, insurance expense, office expense, printing, trade shows, travel and training and seminars.  Other general and administrative expenses were $163,574 and $70,681 for the quarters ended June 30, 2013 and 2012, respectively, an increase of $92,893.  This increase is primarily attributable to increased rent for our research and development laboratory, and an increase in trade show participation, additional insurance and $20,000 per month paid to Rolyn for services and support staff.

Other general and administrative expenses include salaries and payroll taxes, rent, insurance expense, office expense, printing, trade shows, travel and training and seminars.  Other general and administrative expenses were $240,165 and $109,185 for the six months ended June 30, 2013 and 2012, respectively, an increase of $130,980.  This increase is primarily attributable to increased rent for our research and development laboratory, and an increase in trade show participation, additional insurance and $20,000 per month paid to Rolyn for services and support staff.

Depreciation and amortization was $97,630 and $10,045 for the quarters ended June 30, 2013 and 2012, respectively, or an increase of $87,585 and $107,341 and $18,344 for the six months ended June 30, 2013 and 2012, respectively or an increase of $88,997.  This increase is primarily attributable to amortization expense recognized in the quarter ended June 30, 2013 in connection with our newly acquired patents.

Consulting fees were $183,877 and $15,000 for the quarters ended June 30, 2013 and 2012 and six months ended June 30, 2013 and 2012, respectively, or an increase of $168,877.  This increase is primarily attributable to the cost of consultants and other professionals dealing with Federal, State and international regulatory authorities.

Liquidity and Capital Resources

As of July 31, 2013 we had a cash balance of approximately $1,122,000. We have incurred significant net losses since inception, including a net loss of $8,178,627 for the six months ended June 30, 2013. We have, since inception, consistently incurred negative cash flow from operations. During six months ended June 30, 2013, we incurred negative cash flows from operations of $390,012. As of June 30, 2013, we had a working capital deficiency of $10,370,080 and a stockholders’ deficiency of $6,315,770. The increase in working capital deficiency and stockholders’ deficiency is directly related to the completion of the private placement in April 2013 in which the Company raised approximately $5,000,000 in gross proceeds, enabling it to complete the asset purchase from L-3. See Note 6 hereinabove.

During the six months ended June 30, 2013, our operating activities used $390,012 in cash, an increase of $184,829 from the comparable prior period due primarily to charges related to convertible debt that has subsequently been extinguished.

During the six months ended June 30, 2013, our investing activities used $3,450,990 in cash, an increase of $3,405,018 from the comparable prior period.

Our financing activities generated $4,957,710, a $4,683,514 increase from the comparable prior period. The increase in cash provided by financing activities was due primarily to the proceeds from the aforementioned private placement.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

 ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended June 30, 2013.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended June 30, 2013.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See discussion contained in 10-K filed with the Commission on March 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July, 2013 the Company sold 4 Units of its securities. Each Unit is comprised of (i) one 10% senior secured callable convertible promissory note, par value $25,000 (each, a “Note”) and (ii) one warrant (each, a “Warrant”) to purchase 37,500 shares of the Company’s common stock (the “Common Stock”). The Note shall be secured by the Company’s intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The purchase price of a Unit was $25,000, resulting in gross proceeds to the Company of $200,000. The Note also calls for the establishment of a sinking fund. Net proceeds amounted to $178,000 after expenses of offering totaling $22,000. In addition, the Placement Agent received 40,000 common stock purchase warrants with an initial exercise price of $.30 per share and expiring July 31, 2018.

Interest is payable on the Notes at a rate of 10% per annum, compounded annually, and payable in arrears on July 31st and January 31st. The Notes mature and become due and payable on July 31, 2015 (the “Maturity Date”). At the option of each Note holder, the principal amount of the Note (plus accrued but unpaid interest) is convertible into shares of Common Stock (the “Note Shares”) at any time prior to the Maturity Date at an initial conversion price of $0.29 (which may be subject to certain adjustments as set forth in the Notes). The Notes will rank senior to all other unsecured debt of the Company.

The Warrants are exercisable into shares of Common Stock (the “Warrant Shares”) at an initial exercise price of $0.30 (which may be subject to certain adjustments as set forth in the Warrants). The Warrants will expire on July 31, 2018.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I:     Exhibits

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

99.1	Form of Promissory Note

99.2	Form of Common Stock Purchase Warrant

Part II:    Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 12, 2013	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer
Principal Financial and Accounting Officer