Form 10-Q
period 2013-09-30
TOMI Environmental Solutions, Inc.
filed 2013-11-12
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
(Do not check if a smaller reporting company)

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

As of November 1, 2013, the registrant had 79,933,883 shares of common stock outstanding.

FORM 10-Q

QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended September 30, 2013.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2012.

The results reflected for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year ending December 31, 2013.

TOMI ENVIRONMENTAL SOLUTIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current Assets:
Cash and Cash Equivalents	$1,121,520	$73,424
Accounts Receivable	394,838	215,657
Inventories	220,240	-
Prepaid Expenses	28,377	5,400
Total Current Assets	1,764,975	294,481

Property & Equipment – net (Note 3)	169,566	47,906

Other Assets:
Intangible Assets – net (Note 4)	3,108,999	-
Deferred Financing Costs – net (Note 6)	628,443	-
Security Deposits	2,353	500
Total Other Assets	3,739,795	500
Total Assets	$5,674,336	$342,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts Payable and Accrued Expenses	$367,923	$225,487
Accrued Officers Compensation (Note 9)	20,000	5,000
Common Stock to be Issued (Note 12)	173,448	-
Loan Payable – Officer	-	3,988
Customer Deposits	18,445	-
Deferred Revenue (Note 13)	83,958	-
Warranty Liability (Note 4)	10,000	-
Derivative Liability (Note 7)	13,549,466	-
Total Current Liabilities	14,223,240	234,475

Convertible Notes Payable, net of discount of $5,043,929 (Note 6)	30,071	-
Total Long-term Liabilities	30,071	-
Total Liabilities	14,253,311	234,475

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2013 and December 31, 2012	5,100	5,100
Common stock; par value $0.01, 200,000,000 shares authorized;
79,225,132 and 75,455,585 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively.	792,251	754,555
Additional Paid-In Capital	15,356,224	12,956,535
Accumulated Deficit	(24,732,550)	(13,607,778)
Total Stockholders’ Equity (Deficiency)	(8,578,975)	108,412
Total Liabilities and Stockholders’ Equity (Deficiency)	$5,674,336	$342,887

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales, net	$294,627	$261,266	$506,656	$544,968
Cost of Sales	185,098	193,011	280,403	351,717
Gross profit	109,529	68,255	226,253	193,251

Costs and Expenses:
Professional fees	93,200	47,447	261,111	158,330
Depreciation and Amortization	112,990	-	220,332	-
Debt Extinguishment	-	-	-	(43,900)
Consulting fees (Note 9)	312,116		495,993	-
Other General and Administrative	293,040	71,842	533,204	214,371
Total Costs and Expenses	811,346	119,289	1,510,640	328,801
Loss from Operations	(701,817)	(51,034)	(1,284,387)	(135,550)

Other Income (Expense):
Amortization of Deferred Financing Costs	(86,253)	-	(148,044)	-
Amortization of Debt Discounts	(21,254)	(156,791)	(30,071)	(173,398)
Fair Value Adjustment of Derivative Liability	(1,677,837)	-	(6,233,374)	-
Financing Costs	(330,753)	(3,944)	(3,198,803)	(27,939)
Interest Expense – Related Party	-	(1,790)	(161)	(4,543)
Interest Expense	(128,231)	(6,821)	(229,932)	(19,676)
Total Other Income (Expense)	(2,244,328)	(169,346)	(9,840,385)	(225,556)

Net Loss	$(2,946,146)	$(220,380)	$(11,124,772)	$(361,106)

Loss Per Common Share
Basic and Diluted	$(0.04)	$(0.00)	$(0.15)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	78,569,460	72,183,710	76,677,430	68,600,533

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2012	510,000	$5,100	75,455,585	$754,555	$12,956,535	$(13,607,778)	$108,412

Equity based compensation			-	-	162,087	-	162,087

Common stock issued for services provided			717,443	7,175	310,132	-	317,307

Private placements, net			3,052,104	30,521	805,578	-	836,099

Warrants issued as part of debt private placement					956,711		956,711

Warrants issued as Deferred financing costs					165,181		165,181

Net loss for the nine months ended September 30, 2013			-	-	-	(11,124,772)	(11,124,772)

Balance at September 30, 2013	510,000	$5,100	79,225,132	$792,251	$15,356,224	$(24,732,550)	$(8,578,975)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Nine Months Ended
	September 30,
	2013	2012
Cash Flow From Operating Activities:
Net Loss	$(11,124,772)	$(361,106)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	220,332	29,669
Amortization of Deferred Financing Costs	148,044	-
Amortization of Debt Discount	30,071	173,398
Financing Costs	3,198,804	27,939
Fair Value Adjustment of Derivative Liability	6,233,374	-
Equity Based Compensation	479,394	48,265
Changes in Operating Assets and Liabilities:
Decrease (increase) in:
Accounts Receivable	(179,181)	(258,054)
Inventory	(220,240)	-
Prepaid Expenses	(22,977)	(1,103)
Deposits	(1,853)	-
Other Receivables	-	7,953
Increase (Decrease in:
Accounts Payable and Accrued Expenses	142,436	111,438
Accrued Officers Compensation	15,000	-
Common Stock to be Issued	173,448	-
Customer Deposits	18,445	-
Deferred Revenue	83,957	-
Warranty Liability	10,000	-
Net Cash Used in Operating Activities	(795,718)	(221,601)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(172,690)	(45,972)
Purchase of Intangibles	(3,278,300)	-
Net Cash Used in Investing Activities	(3,450,990)	(45,972)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The Nine Months Ended September 30,
	2013	2012

Cash Flow From Financing Activities:
Proceeds from the Issuance of Convertible Notes	5,074,000	100,000
Proceeds from Loan Payable – Related Party	-	75,210
Repayment of Loan Payable Officer	(3,988)	-
Repayment of Convertible Notes		(100,000)
Deferred Finance Costs	(611,306)
Proceeds From Issuance of Common Stock	866,099	420,000
Payments of Accrued Finder’s Fee	(30,000)	-
Other	-	(3,468)
Net Cash Provided by Financing Activities	5,294,805	491,742
Increase In Cash and Cash Equivalents	1,048,096	224,169
Cash and Cash Equivalents - Beginning	73,424	-
Cash and Cash Equivalents – Ending	$1,121,520	$224,169

Supplemental Cash Flow Information:
Cash Paid For Interest	$145,527	$18,657
Cash Paid For Income Taxes	$933	$-
Non-Cash Financing Activities:
Change in Fair Value of Derivative Liability	$6,233,374	$-
Discount on Convertible Debt	$4,117,288	$100,000
Financing Charges	$3,198,804	$-
Equity Based Compensation	$449,394	$-
Common Stock Issued for Convertible Debt	$-	$75,000
Common Stock Issued as Consideration for
Accrued Expenses	$-	$3,000
Common Stock Warrants Issued as
Deferred Finance Costs	$165,181	$-
Payment of accrued expenses by former director
applied against accrued expenses	$-	$27,000

The accompanying notes are an integral part of the financial statements.

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

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv)willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses, and loans payable approximated fair value because of the short maturity of these instruments. The recorded value of long-term convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 7)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (”FIFO”) method. Inventories consist primarily of finished goods.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to approximately $148,000 for the nine months ended September 30, 2013.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of September 30, 2013, consisted of 17,496,552 common shares from convertible debentures, 19,325,800 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of September 30, 2012, consisted of 975,000 common shares from outstanding warrants, 60,000 common shares from options and 510,000 common shares from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of September 30, 2013, the Company had 879,200 shares available to be issued under the Plan.

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

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the nine months ended September 30, 2013 and 2012, advertising and promotional expenses were approximately $1,000 and $14,000, respectively.

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

In 2012 and 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-01 through 2013-11. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for amounts reclassified out of Accumulated Other Comprehensive Income in ASU's 2011-05 and 2011-12. This ASU requires an entity to report the effect of significant reclassifications out of Accumulated Other Comprehensive Income on the respective line items in Net Income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles ("GAAP") to be reclassified in its entirety to Net Income. For other amounts that are not required under GAAP to be reclassified in their entirety to Net Income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of AUS 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Furniture and fixtures	$43,026	$42,026
Equipment	299,897	128,207
Vehicles	88,687	88,687
	431,610	258,920
Less: Accumulated depreciation	262,044	211,014
	$169,566	$47,906

For the nine months ended September 30, 2013 and 2012, depreciation was $51,031 and $21,336, respectively.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INTANGIBLE ASSETS AND ASSET ACQUISITION

On April 15, 2013 the Company completed the acquisition of binary ionization technology and related patents and other assets consisting of personal property and inventory related to implementation of the Binary Ionization Technology related to these patents from L-3 Applied Technologies, Inc. ("L-3"). All of these assets are pledged as collateral for the convertible notes issued as described below in Note 6.

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

The intangible assets purchased consist of Patents and Trademarks. The intangibles are being amortized over the estimated remaining lives of the related patents, which approximate an average of 9 years. Amortization expense was $169,301 for the nine months ended September 30, 2013. The Company is working with the independent valuation firm to assist in allocating the purchase price associated with the intangibles between the Patents and the Trademarks.

The purchase price allocation will be adjusted if necessary upon the Company receiving the final valuation report from the independent appraisal company.

Definite life intangible assets consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Intellectual property, patents and trademarks	$3,389,400	$111,100

Less: Accumulated Amortization and Impairment Loss	280,401	111,100
	$3,108,999	$-

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INTANGIBLE ASSETS AND ASSET ACQUISITION (Continued)

The Company’s definite life intangible assets at December 31, 2012 were being amortized over their estimated useful lives of ten years. At December 31, 2012, the Company determined that the fair value of the intangible assets was impaired. Accordingly, an impairment charge of $69,439 was recorded during the year ended December 31, 2012 on the Company’s definite-life intangibles, reducing the carrying value of these intangible assets to $0. Amortization expense was $8,333 for the nine months ended September 30, 2012.

NOTE 5. LOANS PAYABLE – RELATED PARTY

Loans payable to the Company’s Chief Executive Officer as of December 31, 2012, bear interest at 5% per annum and are payable on demand.

NOTE 6. CONVERTIBLE DEBT

In November 2012, the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013. Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018. Interest is payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st. The Notes are secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The Notes call for the establishment of a sinking fund. Within 45 days of each calendar quarter 15% of the Company’s reported revenue will be deposited into the Company’s escrowed sinking fund account.

As of September 30, 2013 the Company sold 202.96 Units for gross proceeds of $5,074,000 and issued 7,611,000 warrants in connection with the Units. Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307. In addition, the placement agent received 1,014,800 warrants valued at $165,180.

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

The Company evaluated the warrants under ASC 815-40-15 due to the exercise price being adjustable upon certain events occurring. The company determined that the warrants are considered indexed to the Company’s own stock and thus meet the scope exception under FASB ASC 815-10-15-74 and are therefore not considered a derivative. The estimated fair value of the warrants, which contain reset provisions, were calculated using the Monte Carlo valuation model. The Company recorded the warrant’s relative fair value of $956,712 as an increase to additional paid in capital and a discount against the related debt.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CONVERTIBLE DEBT (Continued)

The Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The fair value of the embedded conversion feature was estimated at $7,316,092 and recorded as a derivative liability, resulting in an additional discount of $4,117,288 to the convertible notes and a finance charge of $3,198,804 included in the statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield. For the Convertible Notes and Warrants using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. The assumptions used by the Company are summarized below:

Convertible Notes

	September 30, 2013	Inception
Closing stock price	$0.70	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	190%	185%-190%
Remaining term (years)	1.83	2.30-2.07
Risk-free rate	0.29%	0.25%-0.43%
Expected dividend yield	0%	0%

Warrants

	September 30, 2013	Inception
Closing stock price	$0.70	$0.13-0.55
Exercise price	$0.30	$0.30
Expected volatility	230%	250%
Remaining term (years)	4.83	5.30-5.09
Risk-free rate	1.32%	0.76%-1.61%
Expected dividend yield	0%	0%

Convertible notes consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Convertible notes	$5,074,000	$-
Discount on convertible notes	(5,074,000)	-
Accumulated amortization of discount	30,071	-
Total convertible notes	$30,071	$-

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013:	Level 3	Total

Derivative Instruments	$13,549,466	$13,549,466

December 31, 2012:	Level 3	Total

Derivative Instruments	$-	$-

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended September 30, 2013.

September 30, 2013
Beginning Balance	$-
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes	7,316,092

Change in fair value	6,233,374

Ending Balance	$13,549,466

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At September 30, 2013 and December 31, 2012, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Common Stock

During the nine months ended September 30, 2013, the Company issued 717,443 shares of common stock valued at $317,306 for services rendered and issued an aggregate of 3,052,104 shares of common stock for gross proceeds of $866,099.

Stock Options

The Company issued 20,000 options valued at $3,000 to a director in January 2013. The options have an exercise price of $0.15 per share. The options expire in January 2023. The options were valued using the Black-Scholes model using the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 10 years. The following table summarizes stock options outstanding as of September 30, 2013:

	September 30, 2013
	Number of Options	Weighted Average Exercise Price

Outstanding, January 1, 2013	60,000	$1.42
Granted	20,000	.15
Outstanding, September 30, 2013	80,000	$1.10

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

Options outstanding and exercisable by price range as of September 30, 2013 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	7.27	20,000	$0.05
$0.15	20,000	9.26	20,000	$0.15
$2.10	40,000	6.27	40,000	$2.10

Stock Warrants

The Company issued 250,000 warrants valued at $37,495 to a consultant in January 2013. The warrants have an exercise price of $0.15 and expire in January 2018. The warrants were valued using the Black-Scholes model with the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 5 years.

During the nine months ended September 30, 2013, the Company issued 7,611,000 warrants in connection with convertible debt units and 1,014,800 warrants to the placement agent (see Note 6). These warrants have an initial exercise price of $0.30 per share and expire July 31, 2018.

In June 2013, the Company issued 100,000 warrants with an exercise price of $.261 per share to a consultant for services. The warrants were valued at $54,767 using the Black-Scholes model with the following assumptions: volatility, 245%; dividend yield, 0%; zero coupon rate, 0.25%; and a life of 5 years.

On September 26, 2013, the Company’s Chief Financial Officer, Christopher Chipman, was granted 300,000 warrants. The warrants have a term of five years and vest 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date. If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling $200,476 with the following assumptions: volatility, 179%; expected dividend yield, 0%; risk free interest rate, 1.43%; and a life of 5 years.. For the nine months ended September 30, 2013, the Company recorded $66,825 in stock based compensation expense on the vested portion of these warrants. The grant date fair value of each warrant was $0.67.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

The following table summarizes the outstanding common stock warrants as of September 30, 2013:

	September 30, 2013
		Weighted Average
	Number of Warrants	Exercise Price
Outstanding, January 1, 2013	10,050,000	$0.12
Granted	9,275,800	0.31
Exercised	-	-
Outstanding, September 30, 2013	19,325,800	$0.21

Warrants outstanding and exercisable by price range as of September 30, 2013 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	3.78	1,575,000	$0.01
$0.05	975,000	3.87	975,000	$0.05
$0.15	7,750,000	4.05	7,750,000	$0.15
$0.261	100,000	4.74	100,000	$0.261
$0.30	8,625,800	4.84	8,625,800	$0.30
$0.77	300,000	4.99	100,000	$0.77

Unvested warrants outstanding as of September 30, 2013 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.77	200,000	4.99

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY TRANSACTIONS

Employment Agreement

In February 2011, the Company entered into a new employment agreement with its CEO that provides for a base salary of $20,000 per annum, subject to CPI adjustments, incentive performance bonuses equal to 12% of the Company’s annual GAAP earnings for the years 2011 through 2015 and discretionary bonuses, as well as expense reimbursements and certain employee benefits. The agreement terminates December 31, 2015. As of September 30, 2013 and December 31, 2012, the Company has accrued $20,000 and $5,000 respectively, for unpaid wages under the employment agreement.

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support. The Agreement calls for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses. Either party can terminate the Agreement within 30 days written notice. The Company has recorded $203,000 support and service expense for the nine months ended September 30, 2013 and a related liability has been recorded as common stock to be issued based on the fair value of the Company’s common stock. Certain officers of Rolyn were appointed officers of the Company in June and July 2013.

The Company has sales to Rolyn amounting to $34,000 during the nine months ended September 30, 2013. Rolyn is the sub-contractor for the Company in relation to the bio-mass reduction in Panama.

Engagement Agreement

On September 26, 2013, the Company entered into an engagement agreement with Christopher M. Chipman. Pursuant to the engagement agreement, Mr. Chipman serves as our Chief Financial Officer and receives a base annual fee of at least $60,000. As part of Mr. Chipman’s engagement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On January 2, 2013 the Company entered into an Environmental Advisory Services Agreement (“the EAS Agreement”). The EAS Agreement calls for an initial retainer payment of $15,000 cash and the issuance of 250,000 warrants. The Company valued the warrants at $37,495 using the Black Scholes model (see Note 8) and recorded the amount within professional fees for the nine months ended September 30, 2013. Additional payments of $12,500 and 250,000 warrants and 500,000 warrants are due upon the achievement of certain milestones, none of which have been met at September 30, 2013. The EAS Agreement also provides for reimbursement of travel and other expenses.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. CONTRACTS AND AGREEMENTS

On May 29, 2013, the Company entered into a contract manufacturing agreement with DIVIND LLC (“DivInd”) for the manufacture of the Company’s Steramist Binary Ionization Technology (“BIT”) as well as the Company’s proprietary BIT solution. DivInd will manufacture exclusively for the Company and also provide research and development services for the Company.

In September 2013, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, Columbia and Honduras. TOMI Panama is its exclusive distributor of the Company’s products and services within these countries.

NOTE 12. COMMON STOCK TO BE ISSUED

As of September 30, 2013, the Company was obligated to issue 326,252 shares of common stock valued at approximately $173,000 primarily to certain vendors and consultants.

NOTE 13. DEFERRED REVENUE

On September 30, 2013, The Company, was awarded a multi-year contract from Panama Social Security Program (CSS) (“CSS Contract”) to initiate biomass reduction and decontamination services after completed an official pilot study and successfully remediating biological/bacterial colonies. The Panamanian government accepted the Company’s technology as the only decontamination product that can be bought by Panamanian hospitals for the next two years. On September 30, 2013, the Company’s Panamanian distribution partner initiated biomass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama. The initial project in Panama provides for decontamination services for 64,583 sq/ft. of space for a total value to the Company of approximately $419,790. As of September 30, 2013, the Company billed 30% of the total value of this initial project or $125,937 and earned 10% amounting to $41,979 resulting in a deferred revenue balance of $83,958. The remaining portion of the biomass reduction project was completed during the month of October 2013.

The revenue distribution for the CSS Contract is broken up into two segments: The first segment consists of biomass reduction, a deep cleaning prior to the application of SteraMist and consists of 64,583 sq/ft, at $6.50 per sq/ft which amounts to $419,790. The second segment consists of maintenance services of the same square footage area which has a contract value of $60,000 per month for 3 years. The Company receives 15% of the $60,000 or $9,000 per month as a management fee for the first 12 months and 10% or $6,000 for the remaining 24 months of the contract. As of October 31, 2013, a half of a month of maintenance service has been completed.

NOTE 14. SUBSEQUENT EVENTS

Other

During the period October 1, 2013 through November 1, 2013, the Company sold and issued an aggregate of 362,500 shares of common stock for gross proceeds of $145,000.

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

General

In April 2013 we completed the acquisition of Binary Ionization Technology® division (“BITTM”) from L-3 Applied Technologies, Inc. (“L-3”) for $3,500,000. This technology relates to a disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based aerosol and produces a Reactive Oxygen Species (ROS) mist. BITTM deactivates organic compounds and quickly and effectively kills viruses, bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is environmentally friendly and leaves no residue or fumes.

 The process applies cold plasma activation to a low percentage hydrogen peroxide based solution to create a spray, safe for delicate medical equipment and computers containing a ROS. SteraMistSM (BITTM) provides fast acting, broad-spectrum decontamination, and leaves no residue or noxious fumes. The environmentally friendly characteristics ensure safety of employees and equipment, while providing maximum decontamination efficacy. BITTM has also been shown to effectively decontaminate weaponized biological agents like Anthrax and chemical agents such as VX and Mustard gas when applied using properly developed protocols. A summary of BITTM capabilities can be found in the DHS “Guide for the Selection of Chemical, Biological, Radiological, and Nuclear Decontamination Equipment for Emergency First Responders” (2nd Edition, March 2007).

As opposed to selling another company’s products, TOMI now controls this innovative, patented technology and has the ability to build its client base and expand into other market segments. For example once a hospital customer has purchased one of our portable hand-held or mobile units, or has tried our service they have regularly reordered TOMI’s reactive solution for continued applications and have expanded their initial SteraMistSM program assuring repeat business and an ongoing revenue stream as long as the system is in use.

We believe that reducing Healthcare Associated Infections (“HAIs”), which are the fourth leading cause of death in the United States and cost the healthcare system is approximately $36 - $45 billion annually according to the Centers for Disease Control.and provides significant opportunities for our products. Ten percent of inpatients contract infections from hospitals, resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. It has been estimated that approximately 15% of all discharged patients are readmitted with infections and the healthcare facility is financially penalized. According to published studies, generic hospital cleaning procedures leave behind between 30%-60% of microorganisms depending upon the process. These surface and air pathogens increase the risk of acquiring a HAI. TOMI’s Binary Ionization Technology® (BITSM) safely and effectively kill 99.9999% or a six-log death of all known pathogens as a part of its sales and service to healthcare facilities such as hospitals for the decontamination of bacteria and other pathogens within these facilities. In comparison to most of its competitors, the SteraMistSM products has a quicker and higher kill level, leaves no residue, is green, is not effected by humidity, is not caustic, has a shorter treatment time and converts to oxygen and water.

Our SteraMistSM and other products are currently being used in a broad spectrum of commercial structures including:

●	medical facilities,
●	tissue labs
●	office buildings,
●	hospitality,
●	schools,
●	pharmaceutical companies,
●	clean rooms,
●	remediation companies,
●	military barracks,
●	transportation,
●	airports,
●	first responders

In addition, the products and services that we offer are also being used in single-family homes and multi-unit residences.

Other vertical industry applications for SteraMistSM in no particular order include:

●	blood banks,
●	clean rooms,
●	the Restoration Industry Association,
●	food safety industry,
●	athletic facilities,
●	airlines,
●	education,
●	entertainment,
●	homeland defense,
●	and various branches of the military.

The Company intends to generate and support research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination, in our new research and development lab located in San Diego, California. Our current products and future designs have and may form business alliances with major healthcare companies, tissue and blood labs, pharmaceutical companies, the food safety industry, border protection including homeland defense companies, construction companies and remediation companies specializing as being the first responder in disaster relief worldwide.

The Company began sales to international locations during the third quarter of 2010. In September 2013, the Company entered into a Sales and Distribution Agreement with TOMI Panama, a non-affiliated company, covering Panama, Columbia and Honduras. The Company completed an official pilot study at the request of Panama Social Security Program (CSS), successfully performing bio-mass reduction and remediation of biological bacterial colonies. As a result, the Panamanian government accepted the Company technology as the only decontamination product that can be bought by their hospitals for the next two years and TOMI is engaged to expand this program and make SteraMistSM a standard for decontamination in over 41 Panamanian hospitals. On September 30, 2013, TOMI was awarded a multi-year contract from Panama Social Security Program (CSS) to initiate biomass reduction and decontamination services. On September 30, 2013, TOMI initiated biomass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama.

On September 30, 2013, the Company’s Panamanian distribution partner initiated biomass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama. The initial project in Panama provides for decontamination services for 64,583 sq/ft. of space for a total value to the Company of approximately $419,790. As of September 30, 2013, the Company billed 30% of the total value of this initial project or $125,937 and earned 10% amounting to $41,979 resulting in a deferred revenue balance of $83,958. The remaining portion of the biomass reduction project was completed during the month of October 2013. Rolyn Companies, Inc. was engaged by TOMI to perform the biomass reduction and decontamination services as a sub-contractor, as well as to train our Panamanian distribution partner’s personnel.

The revenue distribution for the CSS Contract is broken up into two segments: The first segment consists of biomass reduction, a deep cleaning prior to the application of SteraMist and consists of 64,583 sq/ft at $6.50 per sq/ft which amounts to $419,790. The second segment consists of maintenance services of the same square footage area which has a contract value of $60,000 per month for 3 years. The Company receives 15% of the $60,000 or $9,000 per month as a management fee for the first 12 months and 10% or $6,000 for the remaining 24 months of the contract. As of October 31, 2013, a half of a month of maintenance service has been completed.

During the three months ended September 30, 2013, as a result of us leading a symposium entitled “Insights and Solutions for Emerging Viruses and Infectious Diseases” in Riyadh, Saudi Arabia on August 29, 2013, the Company generated sales to Al Ramez Establishments for Medical Supplies, a division of Al Ramez Group amounting to $99,000. TOMI has also received an order for approximately $356,000 from Al Ramez. We have been invited back to the Middle East in early December 2013 to train multiple technicians and participate in a trade show for healthcare related products for the Gulf Cooperation Council.

We have made continued TOMI™ patented Binary Ionization Technology® (“BIT’) system sales under our ongoing program with Sinai Hospital in Baltimore, Maryland, Northwest Hospital in Randallstown, Maryland, St. Mary’s in Philadelphia, Baptist Hospital in Little Rock, Arkansas, and Geisenger Medical Center in Danville, Pennsylvania. The BIT system has recently been purchased by Union Memorial, a Med-Star partner hospital and part of a10 hospital chain and Spring Hill Medical Center. TOMI has also expanded sales to the pharmaceutical and clean-room market with sales of its environmental unit to six-log, Controlled Contamination Services, Felder Services and Telstar Life Sciences along with RTI Biologicals SteraMist is also currently being tested in two other major U.S. teaching hospitals and the Sperry Group, which is in the process of completing a peer review study and results will be published shortly.

Effective April 1, 2013, we entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support. The Agreement calls for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses. Either party can terminate the Agreement within 30 days written notice. The Company has recorded $203,000 support and service expense for the nine months ended September 30, 2013 and a related liability has been recorded as common stock to be issued based on the fair value of the Company’s common stock. Certain officers of Rolyn were appointed officers of the Company in June and July 2013. The Company has sales to Rolyn amounting to $34,000 during the nine months ended September 30, 2013. Rolyn is the sub-contractor for the Company in relation to the bio-mass reduction in Panama.

Business Outlook

TOMI’s business growth objective is to be “The Global Leader in Decontamination and Infectious Disease Control” as it develops its recently acquired premier novel platform of Hydrogen Peroxide aerosols, UV Ozone Generators and other green UVGI products and technologies. We also intend to generate and support research on other air remediation solutions including hydroxyl radicals and other ROS and to form business alliances either by selling licenses and or performing decontamination services with tissue banks, pharmaceutical labs, blood labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief along with expanding our sales in North America, South America, Central America, Middle East and the Far East.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Sales

During the three months ended September 30, 2013 and 2012, we had net revenue of approximately $295,000 and $261,000, respectively, representing an increase in revenue of $33,000 or 13%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMist product line, including manufacturing, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.

Cost of Sales

During the three months ended September 30, 2013 and 2012, we had cost of sales of approximately $185,000 and $193,000, respectively, representing a decrease of $8,000 or 4%. The primary reason for the decrease in cost of sales was attributed to gaining economies of scale through the acquisition of the Steramist line of products from L-3 in 2013.

Professional Fees

Professional fees for the three months ended September 30, 2013 totaled approximately $93,000 as compared to $47,000 during the same quarter in the prior year representing an increase of approximately $46,000 or 96%. The primary reason for the increase in professional fees can be attributed to the engagement of an environmental advisory consultant during the current period to assist with the SteraMist line of products.

Depreciation and Amortization

Depreciation and amortization was approximately $113,000 and $0 for the three months ended September 30, 2013 and 2012, respectively. The increase is primarily the result of amortization expense recognized during the three months ended September 30, 2013 in connection with our newly acquired patents associated with the SteraMist line of products.

Consulting Fees

Consulting fees for the three months ended September 30, 2013 totaled approximately $312,000 as compared to $0 during the same quarter in the prior year representing an increase of approximately $312,000. The increase in consulting fees is primary due to: 1) Non cash charges incurred with regard to the support and services agreement with Rolyn Companies, Inc. (“Rolyn”) amounting to $143,000, and 2) One time non cash charge for advisory services provided by a Rolyn employee amounting to $178,750.

Other General and Administrative Expense

Other general and administrative expenses include salaries and payroll taxes, consulting fees, rent, insurance expense, office expense, printing, trade shows, travel and training and seminars. Other general and administrative expenses were approximately $293,000 and $72,000 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of $221,000 or 308%. This increase is primarily attributable to increased rent for our research and development laboratory, and an increase in trade show participation, higher general and administrative consulting fees and insurance costs as well as higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $86,000 for the three months ended September 30, 2013 compared to no such costs in the prior period. This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMist line of products from L-3.

Amortization of debt discount was approximately $21,000 during the three months September 30, 2013, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes. These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the three months ended September 30, 2013, amounted to approximately $1,678,000. This non cash charge represents the change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs increased approximately $327,000 for the three months ended September 30, 2013 as compared to the prior period. This was mainly due to the non cash finance charge recorded on $200,000 in convertible notes entered into during the three months ended September 30, 2013.

Interest expense for the three months ended September 30, 2013 and 2012 was approximately $128,000 and $7,000, respectively. The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes entered into during the nine months ended September 30, 2013.

Net Loss and Net Loss Attributable to Common Shareholder

Net loss for the three months ended September 30, 2013 and 2012 amounted to approximately $2,946,000 and $220,000, respectively. Net loss per common share, basic and diluted, for the three months ended September 30, 2013 and 2012 was ($0.04) and ($0.00), respectively.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Sales

During the nine months ended September 30, 2013 and 2012, we had net revenue of approximately $507,000 and $545,000, respectively, representing a decrease in revenue of $38,000 or 7%. The primary reason for the decrease in revenue was attributable to the fact that L-3 Applied Technologies, Inc. (“L-3”), the previous supplier of our primary product, SteraMist, shut down operations of that division in the first quarter of 2013 while it was negotiating the final agreement to sell the intellectual property and personal property related to the SteraMist line of products. In addition, during the beginning of the period, we were more focused on improving the newly developed technology and streamlining manufacturing.

Cost of Sales

During the nine months ended September 30, 2013 and 2012, we had cost of sales of approximately $280,000 and $352,000, respectively, representing a decrease of $71,000 or 20%. The primary reason for the decrease in cost of sales was attributed to gaining economies of scale through the acquisition of the Steramist line of products from L-3 as well as an increase in BIT solution sales as compared to the prior quarter.

Professional Fees

Professional fees for the nine months ended September 30, 2013 totaled approximately $261,000 as compared to $158,000 during the same quarter in the prior year representing an increase of approximately $103,000 or 65%. The primary reason for the increase in professional fees can be attributed to the engagement of an environmental advisory consultant during the current period to assist with the SteraMist product line of products as well as higher financial consulting and investor relations fees as compared to the prior period. Professional fees consisted of $60,000 in non cash charges during the nine months ended September 30, 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $220,000 and $0 for the three months ended September 30, 2013 and 2012, respectively. The increase is primarily the result of amortization expense recognized during the nine months ended September 30, 2013 in connection with our newly acquired patents associated with the SteraMist line of products.

Consulting Fees

Consulting fees for the nine months ended September 30, 2013 totaled approximately $496,000 as compared to $0 during the same quarter in the prior year representing an increase of approximately $496,000. The increase in consulting fees is primary due to: 1) Non cash charges incurred with regard to the support and services agreement with Rolyn Companies, Inc. (“Rolyn”) amounting to $203,000, 2) Non cash charges incurred for advisory services provided by a Rolyn employee amounting to $179,000, and 3) Non cash charges incurred for medical director services of approximately $110,000.

Other General and Administrative Expense

Other general and administrative expenses include salaries and payroll taxes, consulting fees, rent, insurance expense, office expense, printing, trade shows, travel and training and seminars. Other general and administrative expenses were approximately $533,000 and $214,000 for the nine months ended September 30, 2013 and 2012, respectively, representing an increase of $319,000 or 149%. This increase is primarily attributable to increased rent for our research and development laboratory, and an increase in trade show participation, higher general and administrative consulting fees and insurance costs as well as higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $148,000 for the nine months ended September 30, 2013 compared to no such costs in the prior period. This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMist line of products from L-3.

Amortization of debt discount was approximately $30,000 during the nine months September 30, 2013, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes. These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the nine months ended September 30, 2013, amounted to approximately $6,233,000. This represents the change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs increased approximately $3,171,000 for the nine months ended September 30, 2013 as compared to the prior period. This was mainly due to the finance charge recorded on the $5,074,000 in convertible notes entered into during the nine months ended September 30, 2013.

Interest expense for the three months ended September 30, 2013 and 2012 was approximately $230,000 and $20,000, respectively. The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes entered into during the current period.

Net Loss and Net Loss Attributable to Common Shareholder

Net loss for the nine months ended September 30, 2013 and 2012 amounted to approximately $11,125,000 and $361,000, respectively. Net loss per common share, basic and diluted, for the nine months ended September 30, 2013 and 2012 was ($0.15) and ($0.01), respectively. The primary reason for the net loss for the nine months ended September 30, 2013, can be attributed to non cash charges of $6,233,000 related to the change in the fair value of the embedded conversion feature of our convertible notes as well as non cash charges of $3,199,000 related to the finance charge recorded in conjunction with the issuance of our convertible notes.

Summary of Quarterly Results

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$295,000	$261,000	$507,000	$545,000
Net Loss	$(2,946,000)	$(220,380)	$(11,125,000)	$(361,106)
Basic net loss per share	$(0.04)	$0.00	$(0.15)	$(0.01)
Diluted net loss per share	$(0.04)	$0.00	$(0.15)	$(0.01)

Summary of Revenues

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues:
Equipment / Product	$185,000	$261,000	$305,000	$545,000
BIT Solution	68,000	-	132,000	-
Biomass and Decontamination
Services	42,000	-	64,000	-
Training	-	-	6,000	-
Total Revenues	$295,000	$261,000	$507,000	$545,000

Sales Information of Geographic Basis

	For the nine	For the nine
	months ended	months ended
	September 30, 2013	September 30, 2012

Revenues:
International	$128,000	$347,000
United States	379,000	198,000
Total Revenues	$507,000	$545,000

Liquidity and Capital Resources

Operating activities

Cash used in operating activities during the nine months ended September 30, 2013 and 2012 was approximately $826,000 and $222,000, respectively. Cash used in operating activities increased $604,000 as compared to the nine months ended September 30, 2013, primarily due to: 1) the Company expending funds for the hiring and engaging of experienced staff and consultants, 2) building inventory stockpiles for an anticipated increase in sales, and 3) research and development on our SteraMist line of products.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2013, amounted to approximately $3,451,000, primarily due to the acquisition of patents related to the SteraMist line of products from L-3. These patents relate to a mechanical disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based aerosol and produces a Reactive Oxygen Species (ROS) mist which deactivates organic compounds and quickly and effectively kills viruses, bacteria, spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is environmentally friendly and leaves no residue or fumes.

 On April 15, 2013, we completed the acquisition of a binary ionization technology and related patents and other assets consisting of personal property and inventory related to implementation of the Binary Ionization Technology related to these patents from L-3. All of these assets are pledged as collateral for the convertible notes issued as described below in Financing Activities. The technology relates to a mechanical disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based aerosol and produces a Reactive Oxygen Species (ROS) mist. The technology, which we sell under the name SteraMistSM, deactivates organic compounds and quickly and effectively kills viruses, bacteria, bacteria spores, mold spores, other fungi and yeast, both in the air and on surfaces. The ROS mist that the Company’s technology produces leaves no residue and may be used on all delicate medical and other technologies without damage. The only by-products produced are in the form of water (humidity) and oxygen, making our technology a green technology.

Cash used in investing activities during the nine months ended September 30, 2012, amounted to approximately $46,000, primarily from the acquisition of equipment.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2013 amounted to approximately $5,325,000, primarily from gross proceeds received from the issuance of convertible notes amounting to $5,074,000 We also received proceeds of approximately $866,000 in the current period from the issuance of common stock. This was offset by amounts paid for financing costs of approximately $611,000.

In November 2012, we initiated a Private Placement offering a maximum of 240 Units of our securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3, which the agreement was not finalized until April 2013. Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018. Interest is payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st. The Notes are secured by our intellectual property such as the patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The Notes call for the establishment of a sinking fund. Within 45 days of each calendar quarter 15% of our reported revenue will be deposited into our escrowed sinking fund account.

As of September 30, 2013 the Company sold 202.96 Units for gross proceeds of $5,074,000 and issued 7,611,000 warrants in connection with the Units. Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307. In addition, the placement agent received 1,014,800 warrants valued at $165,180.

Cash provided by financing activities during the nine months ended September 30, 2012 amounted to approximately $492,000, primarily from proceeds received of approximately $420,000 during the period from the issuance of common stock.

As of September 30, 2013 we had a cash balance of approximately $1,122,000. We have incurred significant net losses since inception, including a net loss of approximately $11,125,000 for the nine months ended September 30, 2013. We have, since inception, consistently incurred negative cash flow from operations. As of September 30, 2013, we had a working capital deficiency of approximately $12,458,000 and a stockholders’ deficiency of $8,579,000. The increase in working capital deficiency and stockholders’ deficiency is directly related to non-cash charges incurred as a result of the completion of the private placement in April 2013 in which the Company raised approximately $5,074,000 in gross proceeds, enabling it to complete the asset purchase from L-3.

We currently have 7,611,000 warrants issued to note holders of our convertible debt at an exercise price of $0.30. In the event, all holders were to exercise their warrant holdings, we would receive approximately $2,283,300 in gross proceeds. There can be no assurance that the note holders will exercise their warrants by the expiration date of their respective warrant.

While we believe that our available funds in conjunction with anticipated revenues from sales of our SteraMist line of products will be adequate to cover our cash requirements for the following twelve months, if we encounter unexpected problems we may need to raise additional capital. To the extent that we need to obtain additional capital, management may raise such funds through the sale of our securities, obtain debt financing, and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to us.

Research & Development

SteraMist’s new design presents a safer and more effective delivery system of its ROS (Reactive Oxygen Species) mist, which can be utilized as an option for use in mechanical disinfection/decontamination or 6-log kill (99.9999% effective). Effective mechanical disinfection/decontamination of environmental surfaces is a key step in the prevention of spread of infectious agents. The traditional manual cleaning is essential in assuring adequate elimination of contamination; however, terminal cleaning is frequently suboptimal or unpredictable in many circumstances, thus leaving 30-60%of the organisms behind.

SteraMist’s BIT technology is an adjunctive disinfectant/decontamination new technology that could kill a wide array of microorganisms including both vegetative and spore forming pathogens. The technology is affordable and has produced consistent reproducible significant reductions of bacterial/viral and fungal contamination including spore-forming agents.

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination, in our new research and development lab located in San Diego, California. Our current products and future designs have/and may form business alliances with major healthcare systems, tissue and blood labs, pharmaceutical companies, the food safety industry, border protection including homeland defense companies, construction companies and remediation companies specializing as being the first responder in disaster relief worldwide.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended September 30, 2013.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended September 30, 2013.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in 10-K filed with the Commission on April 1, 2013.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period October 1, 2013 through November 1, 2013, the Company sold and issued an aggregate of 362,500 shares of common stock for gross proceeds of $145,000.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I: Exhibits

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

Part II: Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 12, 2013	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer