Form 10-K
period 2013-12-31
TOMI Environmental Solutions, Inc.
filed 2014-03-25
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $24,620,589 based upon the closing price of registrant’s common stock on that date.

As of March 1, 2014 the registrant had 80,201,519 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2013

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

As used in this Annual Report on Form 10-K, “company,” “we,” “us,” “our” and “TOMI” refer to TOMI Environmental Solutions, Inc.

PART I

ITEM 1. BUSINESS

Overview

The Company was incorporated in Florida in 1979. In October 2007, the Company and its controlling shareholders entered into a definitive Agreement whereby the Company acquired 100% of the issued and outstanding common shares of The Ozone Man, Inc., a Nevada Corporation (“Ozone Nevada”). Although the Company was the legal acquirer, for accounting purposes Ozone Nevada was the surviving entity and, accordingly, the transaction has been accounted for as a reverse acquisition that was in substance a recapitalization of Ozone Nevada.

During the second quarter of 2009, the Company exited the status of development stage enterprise and commenced its planned principal operations since the Company earned revenues during the quarter ended June 30, 2009.

During August 2010, TOMI entered into negotiations with BIT Technology a division of L-3, and we began to develop applications for and distribution of the SteraMistTM equipment that currently accounts for nearly all of our revenue.

In April 2013, we completed the acquisition of certain assets from L-3 Applied Technologies, Inc. (“L-3”) for $3,510,000. This acquired patented technology relates to a disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) mist and is trademarked as Binary Ionization Technology® (BITTM) which deactivates most organic compounds quickly and effectively kills viruses, bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is environmentally friendly.

The technology applies cold plasma activation to a low percentage hydrogen peroxide based solution to create a mist and fog which does not damage delicate medical equipment and computers. SteraMistTM (BITTM) provides a group of ROS that provides fast acting, broad-spectrum decontamination, and leaves no residue or noxious fumes. The environmentally friendly characteristics ensure safety of employees and equipment, while providing maximum decontamination efficacy to both air and surfaces. BITTM has also been shown to effectively decontaminate weaponized biological agents like Anthrax, chemical agents such as VX, and Mustard gas when applied using properly developed protocols. A summary of BITTM capabilities can be found in the DHS “Guide for the Selection of Chemical, Biological, Radiological, and Nuclear Decontamination Equipment for Emergency First Responders” (2nd Edition, March 2007).

By acquiring this technology, TOMI now controls this innovative, patented technology and has the ability to build its client base and expand into other market segments. For example, once a hospital customer has purchased one of our portable hand-held or mobile units (or has tried our service), they have regularly reordered TOMI’s reactive solution for continued applications and have expanded their initial SteraMistTM program assuring repeat business and an ongoing revenue stream as long as the system is in use.

We believe that reducing Healthcare Associated Infections (“HAIs”), which are the fourth leading cause of death in the United States and cost the healthcare system is approximately $36 - $45 billion annually according to the Centers for Disease Control provide significant opportunities for our technology, services, and products. Statistically, it has been documented that approximately 10% of inpatients contract infections from hospitals resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. Further, it has been estimated that approximately 15% of all discharged patients are readmitted with infections, which among other things results in the healthcare facility becoming financially penalized. According to published studies, current hospital cleaning procedures leave behind between 30%-60% of microorganisms depending upon the process. These remaining surface and air pathogens increase the risk of acquiring a HAI. TOMI’s BITTM safely and effectively kills 99.9999% (a six-log kill) of all known pathogens. In comparison to most of its competitors, SteraMistTM technology has a quicker and higher kill level, leaves no residue, is green, is not effected by humidity, is not caustic, has a shorter treatment time and converts to oxygen and water which differentiates us from our competition.

Our SteraMistTM and BITTM technology and TOMI’s related service platform are currently being used in a broad spectrum of industries including:

●      medical facilities
●      tissue labs
●      office buildings
●      hospitality
●      schools
●      pharmaceutical companies
●      clean rooms
●      remediation companies
●      military
●      transportation
●      airports
●      first responders
●      single-family homes and multi-unit residences

Other vertical industry applications for SteraMistTM that have expressed interest in our technology, service and products include:

●       blood banks
●       food safety industry
●       athletic facilities (from professional to educational)
●       airlines
●       entertainment
●       homeland defense of multiple countries

            The Company intends to generate and support research on improving, extending and applying our patents. To date, we have received interest, both domestically and internationally, to form business alliances with major healthcare companies, tissue and blood labs, cruise industry, pharmaceutical companies, the food safety industry, border protection including homeland defense companies, construction companies and remediation companies.

The Company began sales to international locations during the third quarter of 2010. In September 2013, the Company entered into a Sales and Distribution Agreement with TOMI Panama, a non-affiliated company in Panama and successfully completed an official pilot study at the request of Panama Social Security Program (CSS), performing bio-mass reduction and remediation of biological bacterial colonies. As a result, the Panamanian Government accepted the Company’s technology as the only decontamination product of its kind that is authorized by the Panamanian Government to be purchased by their hospitals for the next two years. On September 30, 2013, TOMI was awarded a multi-year contract from Panama Social Security Program (“CSS Contract”) to initiate bio-mass reduction and decontamination services. During the 4th quarter 2013, TOMI completed the bio-mass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama. Currently, we are actively engaged to expand this program and make SteraMistTM a standard for decontamination in over 41 Panamanian hospitals.

During the 4th quarter of 2013, the Company’s Panamanian distribution partner initiated bio-mass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama. The initial project in Panama provides for decontamination services for 64,583 sq/ft. of space for an approximate value to the Company of $420,000. The Company completed this project in October 2013. Rolyn Companies, Inc. was engaged by TOMI to perform the bio-mass reduction and decontamination services as a subcontractor, as well as to train our Panamanian distribution partner’s personnel.

The revenue distribution for the CSS Contract is broken up into two segments:

(1)
The first segment consisted of bio-mass reduction, a deep cleaning, and the initial application of SteraMistTM. This consisted of 64,583 sq/ft at $6.50 per sq/ft which amounted to approximately $420,000.

(2)
The second segment consists of maintenance services for the same square footage area which has a contract value of $60,000 per month for 3 years. The Company receives 15% of the $60,000 or $9,000 per month as a management fee for the first 12 months and 10% or $6,000 for the remaining 24 months of the CSS Contract. As of December 31, 2013, 2 1/2 months of maintenance service has been completed.

During the year ended December 31, 2013, as a result of certain members of the our management team, traveling to and leading a symposium entitled “Insights and Solutions for Emerging Viruses and Infectious Diseases” in Riyadh, Saudi Arabia on August 29, 2013, the Company generated sales to Al Ramez Establishments for Medical Supplies, a division of Al Ramez Group amounting to $99,000. TOMI has also received an order for approximately $356,000 from Al Ramez pending written results of our lab tests completed at their hospital along with complying with the Saudi Arabian import regulatory requirement.

Domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM technology under our existing decontamination programs with Sinai Hospital in Baltimore, Maryland, Northwest Hospital in Randallstown, Maryland, St. Mary’s in Philadelphia, Baptist Hospital in Little Rock, Arkansas, and Geisenger Medical Center in Danville, Pennsylvania. The BITTM system had recently been purchased by Union Memorial, a Med-Star partner hospital, part of the 10 hospital chain, as well as Spring Hill Medical Center. TOMI has also expanded sales to the pharmaceutical and clean-room market with sales of its Environmental Unit to Six-Log, Controlled Contamination Services, Felder Services and Telstar Life Sciences along with RTI Biologicals SteraMistTM is also currently being tested in two other major U.S. teaching hospitals and the Sperry Group each of which are in the process of completing peer review studies with results anticipated to be published within 18 months.

As of April 1, 2013, we entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support. The Agreement calls for payment to Rolyn of 76,666 shares of the Company’s common stock per month in exchange for these labor and support services. The agreement provides for either party can terminate the Agreement within 30 days written notice. The Company has recorded $332,000 support and service expense for the year ended December 31, 2013 as well as a related liability of $128,800 has been recorded as common stock to be issued based on the fair value of the Company’s common stock. Certain officers of Rolyn were appointed officers of the Company in July 2013. In addition, during the year ended December 31, 2013, the Company has sales to Rolyn amounting to $34,000 and was charged for services provided by Rolyn as a subcontractor in relation to the bio-mass reduction in Panama in the amount of $168,000.

Through our sales and services, our business growth objective is to be “The Global Leader in Decontamination and Infectious Disease Control” through our premier novel platform of hydrogen peroxide mists and fogs, as well as other green products and technologies. We have, and continue to expand and support research on other air remediation solutions including hydroxyl radicals and other ROS and to form business alliances which may include selling licenses and or performing decontamination services with tissue banks, pharmaceutical labs, blood labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief. Our intended targets are located in North America, South America, Central America, Middle East and the Far East.

Our worldwide executive offices are located at 9454 Wilshire Blvd. R-1, Beverly Hills, CA 90212 and our telephone number is (800) 525-1698.

Marketing and Distribution

The Company primarily offers its products and services in the following market segments:

Hospitals. This market segment should continue to allow for increased penetration as we have a solution to healthcare facilities’ biggest problem: the spread of airborne contaminants. Under the Affordable Care Act's Hospital Readmissions Reduction Program, hospitals that have high rates of hospital-acquired infections (HAI’s) now face significant penalties. The enactment of this bill demonstrates the need hospitals have to control and eliminate HAI’s. Using our SteraMistTM BIT technology, hospitals have been able to reduce HAIs in patient rooms, infectious disease rooms and operatory suites, with a corresponding return on investment to the hospital of up to 20-1 in the first year, according to studies.

Food Safety Industry. SteraMistTM has a major opportunity of becoming the product of choice as it relates to decontamination in the food safety industry. Food related illness is caused by ingesting one or more of 200 bacteria, viruses, and parasites which contaminate our food. According to the CDC, 80 million people per year in the United States contract food poisoning or other food related illnesses… of these people, 5,000 die. Current cleaning techniques involve time intensive processes which cut into profit. SteraMistTM solution degrades into only harmless Water and Oxygen!. This can be applied to all foods (pending FDA approval) and all food packing and storage equipment, it is safe for use on electronics and kitchenware along with high touch surfaces where most pathogens are found generally (phones, computers, the stove, etc) Currently Hydrogen Peroxide (H2O2), which is a main component of SteraMistTM, is of its self commonly used in the industry for microorganism treatment. The applications can be from the farm, saluter house, packaging and canning facilities to the transportation from those to the restaurants and grocery stories including the use of SteraMistTM by the end-user to keep up their A rating and reduce contamination industry wide.

The Remediation Industry. Generally, a professional certified remediation company waits until an emergency or disaster occurs before they can earn fees. TOMI has implemented and plans to expand its certification, license and equipment program throughout the United States which allows these disaster professionals to earn fees doing routine air and surface remediation and infectious disease control without the need of a disaster. It will also arm the professional with state of the art technology to be used in their everyday challengers’ in treating indoor environments. There are over 20,000 certified professional remediators in the United States.

Cruise Industry. Since 2006, a sharp increase in outbreaks of the highly infectious norovirus has thrown prevention and containment procedures onboard ships back into the spotlight. An official outbreak of norovirus is considered to be 3% of the passengers on a cruise. The cruise industry is required to notify the CDC when the illness affects 2% of guests. Many cruise ship operators classify potential outbreaks on a scale from condition “green” to condition “yellow” to condition “red”. Condition “green” is considered the best condition while condition “red” would be the worst. Under condition “yellow” SteraMistTM mechanical cleaning should be incorporated in place of manual cleaning, in a similar way that healthcare industry handles HAI’s. Also, cruise ships of the future could build in SteraMistTM equipment to assist in prevent these exploding virus conditions by using our technology in unoccupied areas during off hour.

Biodefense Industry. Countries around the world, including the United States, need to protect their borders and cities in the event of a potential terrorist attack. Our SteraMistTM line of products may give international governmental bodies an added tool in their arsenal to potentially mitigate a risk of attack. In addition, SteraMistTM could specifically assist in mitigating the spread of emerging pandemic viruses like strains of H1N1, H7N9 and H10N8. In addition, border patrol agents internationally could utilize our SteraMistTM line of products to assist in ceasing the spread of infectious disease upon infected persons entering their respective borders by decontaminating containment rooms/holding cells.

Hospitality. Our products will primarily be used for air remediation and surface cleaning including those hard to clean areas and objects like remote controls, chairs, , telephones, bed spread and decorative pillows to make the hospitality-related companies (hotels, motels, etc.) greener and cleaner prior to the check-in of hotel guests.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive. The Company’s principal competitors for its BIT technology include BioQuell and Sanasol, ultraviolet companies along with other chemical companies. From a service standpoint, the competition is other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company’s service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company’s ability to compete successfully in the industry will depend, in large part, upon its ability to market and sell its indoor decontamination and infectious disease control products and services. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

Research & Development

SteraMistTM’s new and improved design presents a safer and more effective delivery system of its ROS (Reactive Oxygen Species) mist, which can be utilized as an option for use in mechanical disinfection/decontamination or 6-log kill (99.9999% effective). Effective mechanical disinfection/decontamination of environmental surfaces is a key step in the prevention of spread of infectious agents. The traditional manual cleaning is essential in assuring adequate elimination of contamination; however, terminal cleaning is frequently suboptimal or unpredictable in many circumstances, thus leaving 30-60% of the organisms behind.

SteraMistTM’s BIT technology is an adjunctive decontamination new technology that could kill a wide array of microorganisms including both vegetative and spore forming pathogens. The technology is affordable and has produced consistent reproducible significant reductions of bacterial/viral and fungal contamination including spore-forming agents.

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Our current products and future designs have/and may form other business alliances with major healthcare systems, tissue and blood labs, pharmaceutical companies, the food safety industry, border protection including homeland defense companies, construction companies and remediation companies specializing as being the first responder in disaster relief worldwide.

Human Resources

As of March 1, 2014, we have nine employees working within the United States mainly in the areas of general and administrative and operations capacity. A portion of the above employees within administrative and support are categorized as “work for stock”. Our sales efforts are primarily made through outside sales groups and direct sales.

Cautionary Statement on Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this report regarding our financial position, business and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding exploration and mine development, construction and expansion plans, costs, grade, strip ratio, production and recovery rates, permitting, financing needs, the availability of financing on acceptable terms or other sources of funding, if needed, and the timing of additional tests, feasibility studies and environmental permitting are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below in “Item 1A. Risk Factors” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Available Information

For more information about us, visit our website at www.tomiesinc.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission, or SEC (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC. These filings may also be read and copied at the SEC’s Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov. In addition, we post the following information on our website (the Company does not intend to, and does not hereby, incorporate by reference the information on our website, http://www.tomiesinc.com, as a part of this Memorandum):

●	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act; and

●	charters for our Audit Committee and Compensation Committee.

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

Risks Related to Our Business

We are subject to risks in our international operations.

A substantial portion of our sales are made to customers outside the United States including Saudi Arabia and Panama. There are a number of risks inherent in doing business in some of those regions including the following:

●       Unfavorable political or economic environments
●       Unexpected legal or regulatory changes
●       An inability to effectively protect intellectual property
●       Potentially adverse tax consequences

If we are unable to manage the risks inherent in our international activities, our business, financial condition and results of operations could be materially and adversely affected.

Dependence on third party contractors and suppliers; no manufacturing facilities.

We are reliant upon third parties to supply the Company with its product’s components. We use contract manufacturers to build our BIT based systems, as we do not maintain our own manufacturing facilities. Any disruption in the manufacturing process could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that alternative production capacity would be available in the event of a disruption, or if it would be available, it could be obtained on favorable terms.

The pace of introduction of our new products is accelerating and is accompanied by potential design and production delays and by significant costs.

The development and initial production and enhancement of the decontamination systems we produce is often accompanied by design and production delays and related costs of a nature typically associated with the introduction and transition to full scale manufacturing of complete equipment. We cannot predict with precision the time and expense required to overcome these initial problems. If we are unable to introduce or bring to full scale production new products as quickly as we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to adequately protect intellectual property rights upon which we depend could harm our business.

We rely on intellectual property rights including patents rights we purchased from L-3 related to BIT, copyrights and trade secrets. We face the risk that such measures could prove to be inadequate because:

●       Intellectual property laws may not sufficiently support our rights or may change in the future in a manner adverse to us
●       Our patents will expire which may result in key technology becoming widely available
●       Third parties may be able to develop or obtain patents for similar competing technology

Additionally, litigation may be necessary to enforce our intellectual property rights. Any such litigation may result in substantial costs and diversion of management resources, and, if decided unfavorable, could have a material adverse effect on our business, financial condition and results of operations. Further, we are subject to claims by third parties alleging infringement by our products and processes upon their intellectual property right. If successful, such claims could limit or prohibit us from developing our technology and manufacturing our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

No assurance of sales or profitability.

The Company’s business is dependent upon the acceptance of its products, licenses and services as an effective and reliable method to perform indoor decontamination and infectious disease control. The Company’s business is also dependent on the effectiveness of its marketing program to attract potential clients, potential independent contractors and remediators to utilize its products and services so that the Company will become profitable. There can be no assurance that the public or industry participants will accept the Company’s services, or that the Company will be successful or that its business will earn any profit. There can be no assurance that the Company will earn material revenues or that investors will not lose their entire investment. There is no assurance that the Company will operate its business successfully or that its common stock will have value. A failure of the Company’s marketing campaign would have a material adverse impact on its operating results, financial condition and business performance.

Competition.

The decontamination and environmental infectious disease control industry is extremely competitive. The Company’s principal competitor for its BIT technology includes BioQuell and Sanasol, ultraviolet companies and other chemical companies. From a service end, competitors are other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company’s service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company’s ability to compete successfully in the industry will depend in large part upon its ability to market and sell its indoor decontamination and infectious disease control products and services. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

Dependence on key personnel.

The Company’s success is substantially dependent on the performance of its executive officers. Given the Company’s early stage of operation, the Company is dependent on its ability to retain and motivate high quality personnel. Although the Company believes it will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect the Company’s ability to market and perform its services. The loss of one or more of its key employees or the Company’s inability to hire and retain other qualified employees could have a material adverse effect on the Company’s business.

Inability to sell its license and equipment packages.

In the short-term, the success of the Company’s business plan depends heavily on its ability to sell its certification, license and equipment packages, and in the longer term, on its ability to profitably integrate and operate those businesses. There is no assurance that the Company will be able to find business to license to, and that it needs to successfully implement its business plan. The Company needs to sell its packages in order to grow at an attractive pace. A failure of the Company to sell its licenses and equipment packages will likely have an adverse impact on its operating results, financial condition and business performance.

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

In addition, the Sarbanes-Oxley Act of 2002 (“SOX”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our testing, or the subsequent testing by our independent registered public accounting firm in future period ends, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of SOX, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer, does not expect that any company’s controls, including our own, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of change in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

●       Our success or lack of success, in developing and marketing our products and services;
●       Our ability to maintain compliance with OTCQB listing requirements;
●       Our ability to raise the required capital to fund our business;
●       The announcement of new products, services, or technological innovations by us or our competitors;
●       Changes in the executive leadership of the company;
●       Quarterly fluctuations of our operating results;
●       Changes in revenue or earnings estimates; and
●       Competition.

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

If we fail to remain current in our SEC reporting obligations, we could be removed from the OTCQB Pink sheets, which would adversely affect the market liquidity for our securities.

Companies trading on the OTCQB Pink Sheets, such as us, must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB Pink Sheets. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB Pink Sheets. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Efforts to comply with recently enacted changes in federal securities laws will increase our costs and require additional management resources.

As directed by Section 404 of SOX, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements by the end of our next fiscal year. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of SOX, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

The Company rents 300 square feet of office space at 9454 Wilshire Blvd., Beverly Hills, CA 90212, at $22,500 annually on a month-to-month tenancy, in a professional office building.

The Company also leases 1,611 square feet of office/warehouse space in San Diego, CA for research and development purposes. The lease payments amount to approximately $24,500 annually with expiration on May 31, 2014.

As part of our Support and Service Agreement with Rolyn Companies, we utilize approximately 1,700 square feet of office/warehouse space to house general and administrative, marketing and operations personnel.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock was approved for listing on the OTC Bulletin Board, under the symbol “TOMZ,” on June 23, 2008 and currently trades on the pink sheets. The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. There was little trading in our common stock during the period(s) reflected. As of March 1, 2014, the Company had 80,201,519 common shares outstanding, of which 42,254,827 were unrestricted.

	2013		2012
	High	Low	High	Low
First Quarter	$0.20	$0.09	$0.04	$0.03
Second Quarter	$0.65	$0.11	$0.08	$0.03
Third Quarter	$0.96	$0.37	$0.36	$0.03
Fourth Quarter	$0.80	$0.30	$0.25	$0.01

Stockholders

As of March 1, 2014, there were approximately 324 record holders of our common stock. On March 1, 2014, the last reported sale price of our common stock on the OTCQB was $0.35 per share.

Recent Sales of Unregistered Securities

Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act or Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the “Act”).

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

The following discussion relates to the years ended December 31, 2013 and 2012. As disclosed elsewhere in this report, We commenced our current operations in the fourth quarter of 2007 and, since 2008, we have proceeded to implement our business plan by acquiring for cash both the intellectual property and methodology that at that time was the core of our ozone treatment systems. TOMI continues to focus on obtaining high-tech decontamination technology and the writing of building health and infectious disease protocols.

During the second quarter of 2009, the Company exited the status of development stage enterprise and commenced its planned principal operations since the Company earned revenues during the quarter ended June 30, 2009.

 During August 2010, TOMI entered into negotiations with BIT Technology a division of L-3, and we began to develop applications for and distribution of the SteraMistTM equipment that currently accounts for nearly all of our revenue. In April 2013 we completed the acquisition of Binary Ionization Technology® certain assets (“BITTM”) from L-3 Applied Technologies, Inc. (“L-3”) for $3,510,000. This technology relates to a disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) mist. BITTM deactivates organic compounds and quickly and effectively kills viruses, bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is environmentally friendly and leaves no residue or fumes.

Overview

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. Also refer to Item 1. Business – Overview for more detailed descriptions.

Our financial position was as follows:

	As of	As of
	December 31, 2013	December 31, 2012

Total convertible notes payable	$5,074,000	$-
Debt discount	$5,004,000	$-
Total convertible note payable, net	$70,000	$-
Total stockholders’ (deficiency)/equity	$ (2,787,360)	$108,412
Cash and cash equivalents	$706,350	$73,424
Accounts receivable	$805,809	$215,657
Inventories	$407,549	$-
Derivative liability	$7,665,502	$-
Working capital	$(6,452,209)	$60,006

During our year ended December 31, 2013 our debt and liquidity positions were affected by the following:

●	Net cash used in operations of approximately $1,306,000;

●	Acquisition of intangibles of $3,288,000;

●	Proceeds from the issuance of convertible notes of $5,074,000;

●	Proceeds from the issuance of common stock of $1,011,000;

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

●	Procurement of critical part components for our products of approximately $310,000;

●	We anticipate interest payments of approximately $507,000 during 2014;

●	Repayments on convertible notes payable of $5,074,000 during 2015.

●
Our 2014 expectations, particularly with respect to sales volumes may differ significantly from actual quarter and full year results due to competition, demand for our products, sales and marketing success, and our ability to effectively and efficiently manufacture our products.

Results of Operations

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Sales

During the year ended December 31, 2013 and 2012, we had net revenue of approximately $1,166,000 and $564,000, respectively, representing a increase in revenue of $602,000 or 107%. The primary reason for the increase in revenue was attributable to 1) Completion of the bio-mass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama in 2013 amounting to $420,000, and 2) Our ability in 2013 to acquire and take control over the entire SteraMistTM product line, including manufacturing, which facilitated us having sufficient supply of product to fill orders, as well as diversify our client base.

Cost of Sales

During the year ended December 31, 2013 and 2012, we had cost of sales of approximately $481,000 and $342,000, respectively, representing an increase of $139,000 or 40%. The primary reason for the increase in cost of sales was attributed to the completion of the bio-mass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama in 2013 amounting to $168,000. Slightly offsetting this was the Company gaining economies of scale through the acquisition of the SteraMistTM line of products from L-3 as well as an increase in BIT solution sales.

Professional Fees

Professional fees for the year ended December 31, 2013 totaled approximately $339,000 as compared to $208,000 during the prior year representing an increase of approximately $131,000 or 63%. The primary reason for the increase in professional fees can be attributed to the engagement of an environmental advisory consultant during the current period to assist with the SteraMistTM product line of products as well as higher financial consulting, legal and investor relations fees as compared to the prior period. Professional fees included $80,000 in non-cash charges during the year ended December 31, 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $318,000 and $41,000 for the year ended December 31, 2013 and 2012, respectively. The increase is primarily the result of amortization expense recognized during the year ended December 31, 2013 in connection with our newly acquired patents and equipment associated with the SteraMistTM line of products.

Selling Expenses

Selling expenses for the year ended December 31, 2013 totaled approximately $196,000 as compared to $106,000 in 2012 representing an increase of $90,000 or 85%. These expenses increased in conjunction with sales and are mainly comprised of trade show fees, commissions and marketing expenses.

Research & Development

Research and development expenses for the year ended December 31, 2013 totaled approximately $128,000 as compared to $2,000 in 2012. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the year ended December 31, 2013 totaled approximately $644,000 as compared to $20,000 during the prior year representing an increase of approximately $624,000. The increase in consulting fees is primary due to: 1) Non-cash charges incurred with regard to the support and services agreement with Rolyn Companies, Inc. (“Rolyn”) amounting to $332,000, 2) Non-cash charges incurred for advisory services provided by a Rolyn employee amounting to $179,000, and 3) Non-cash charges incurred for medical director services of approximately $110,000.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expense. General and administrative expenses were approximately $509,000 and $1,270,000 for the year ended December 31, 2013 and 2012, respectively, representing a decrease of $761,000 or 60%. The primary reason for the decrease in General and administrative expenses is attributable to the issuance of common stock purchase warrants in 2012 to the Company's CEO and two consultants to the Company for services provided resulting in stock compensation expense of approximately $525,000 and $600,000, respectively. This was offset by an increase in 2013 of general and administrative expenses higher general and administrative fees and insurance costs as well as higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $234,000 for the years ended December 31, 2013 compared to no such costs in the prior period. This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $70,000 during the year ended December 31, 2013, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013. These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the year ended December 31, 2013, amounted to approximately $349,000. This represents the change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs increased approximately $3,172,000 for the year ended December 31, 2013 as compared to the prior period. This was mainly due to the finance charge recorded on the $5,074,000 in convertible notes entered into during the year ended December 31, 2013.

Interest expense for the year ended December 31, 2013 and 2012 was approximately $357,000 and $28,000, respectively. The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes entered into during the current period.

Net Loss and Net Loss Attributable to Common Shareholder

Net loss for the year ended December 31, 2013 and 2012 amounted to approximately $5,658,000 and $1,750,000, respectively. Net loss per common share, basic and diluted, for the year ended December 31, 2013 and 2012 was ($0.07) and ($0.02), respectively.

The primary reason for the net loss and net loss per share for the year ended December 31, 2013, can be attributed to non-cash charges of $3,782,000 comprising of: 1) non-cash charges of $349,000 related to the change in the fair value of the embedded conversion feature of our convertible notes, 2) non-cash charges of $3,199,000 related to the finance charge recorded in conjunction with the issuance of our $5,074,000 in convertible notes in relation to the acquisition of our BIT Technology, and 3) Amortization of deferred finance costs of $234,000 related to the issuance of convertible notes.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

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

Summary of Annual Results

	For the	For the
	year ended	year ended
	December 31, 2013	December 31, 2012

Revenues	$1,166,000	$564,000
Gross Profit	686,000	222,000
Total Cost and Expenses	2,134,000	1,673,000
Net loss from Operations	(1,448,000)	(1,451,000)
Total Other Income (Expense)	(4,210,000)	(300,000)
Net Loss	$(5,658,000)	$(1,750,000)
Basic net loss per share	$(0.07)	$(0.02)
Diluted net loss per share	$(0.07)	$(0.02)

Summary of Revenues

	For the	For the
	year ended	year ended
	December 31, 2013	December 31, 2012

Revenues:
Equipment / Product	$498,000	$564,000
BIT Solution	200,000	-
Bio-mass and Decontamination Services	449,000	-
Maintenance fees	13,000
Training	6,000	-
Total Revenues	$1,166,000	$564,000

Sales Information of Geographic Basis

	For the	For the
	year ended	year ended
	December 31, 2013	December 31, 2012

Revenues:
International	$557,000	$347,000
United States	609,000	217,000
Total Revenues	$1,166,000	$564,000

Liquidity and Capital Resources

Operating activities

Cash used in operating activities during the year ended December 31, 2013 and 2012 was approximately $1,306,000 and $386,000, respectively. Cash used in operating activities increased $920,000 as compared to the year ended December 31, 2012, primarily due to: 1) an increase in accounts receivable balances of approximately $374,000, 2) a building inventory stockpiles for an anticipated increase in sales of approximately $408,000, and 3) an increase in accounts payable of $360,000.

Investing Activities

Cash used in investing activities during the year ended December 31, 2013, amounted to approximately $3,461,000, primarily due to the acquisition of patents related to the SteraMistTM line of products from L-3. These patents relate to a mechanical disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) which deactivates organic compounds and quickly and effectively kills viruses, bacteria, spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is environmentally friendly and leaves no residue or fumes.

 On April 15, 2013, we completed the acquisition of a binary ionization technology and related patents and other assets consisting of personal property and inventory related to implementation of the Binary Ionization Technology related to these patents from L-3. All of these assets are pledged as collateral for the convertible notes issued as described below in Financing Activities. The technology relates to a mechanical disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS). The technology, which we sell under the name SteraMistTM, deactivates organic compounds and quickly and effectively kills viruses, bacteria, bacteria spores, mold spores, other fungi and yeast, both in the air and on surfaces. The ROS that the Company’s technology produces leaves no residue and may be used on all delicate medical and other technologies without damage. The only by-products produced are in the form of water (humidity) and oxygen, making our technology a green technology.

Cash used in investing activities during the year ended December 31, 2012, amounted to approximately $48,000, primarily from the acquisition of equipment.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2013 amounted to approximately $5,400,000, primarily from gross proceeds received from the issuance of convertible notes amounting to $5,074,000 We also received proceeds of approximately $1,011,000 in the current period from the issuance of common stock. This was offset by amounts paid for financing costs of approximately $611,000.

In November 2012, we initiated a Private Placement offering a maximum of 240 Units of our securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3, which the agreement was not finalized until April 2013. Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018. Interest is payable on the Notes at a rate of 10% per annum and payable on July 31st and January 31st. The Notes are secured by our intellectual property such as the patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The Notes call for the establishment of a sinking fund. Within 45 days of each calendar quarter 15% of our reported revenue will be deposited into our escrowed sinking fund account.

As of December 31, 2013 the Company sold 202.96 Units for gross proceeds of $5,074,000 and issued 7,611,000 warrants in connection with the Units. Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307. In addition, the placement agent received 1,014,800 warrants valued at $165,180.

Cash provided by financing activities during the year ended December 31, 2012 amounted to approximately $508,000, primarily from proceeds received of approximately $445,000 during the period from the issuance of common stock.

As of December 31, 2013 we had a cash balance of approximately $706,000. We have incurred significant net losses since inception, including a net loss of approximately $5,658,000 for the year ended December 31, 2013. We have, since inception, consistently incurred negative cash flow from operations. As of December 31, 2013, we had a working capital deficiency of approximately $6,452,000 and a stockholders’ deficiency of $2,787,000. The increase in working capital deficiency and stockholders’ deficiency is directly related to non-cash charges incurred as a result of the completion of the private placement in April 2013 in which the Company raised approximately $5,074,000 in gross proceeds, enabling it to complete the asset purchase from L-3.

We currently have 7,611,000 warrants issued to note holders of our convertible debt at an exercise price of $0.30. In the event, all holders were to exercise their warrant holdings, we would receive approximately $2,283,300 in gross proceeds. There can be no assurance that the note holders will exercise their warrants by the expiration date of their respective warrant.

While we believe that our available funds in conjunction with anticipated revenues from sales of our SteraMistTM line of products will be adequate to cover our cash requirements for the following twelve months, if we encounter unexpected problems we may need to raise additional capital. To the extent that we need to obtain additional capital, management may raise such funds through the sale of our securities, obtain debt financing, and/or joint venturing with one or more strategic partners. We cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to us.

Contractual Obligations

Our contractual obligations as of December 31, 2013 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt (1)	$5,074	$-	$5,074	$-	$-
Interest on convertible debt(1)	803	507	296	-	-
Operating leases(2)	10	10	-	-	-
	$5,887	$517	$5,370	$-	$-
___________
(1)	Amounts represent principal ($5,074) due July 2015 and estimated interest payments ($803) assuming no early extinguishment.
(2)
Amounts represent a non-cancelable operating lease for office space in San Diego, CA that terminates on May 31, 2014. In addition to base rent, the lease calls for payment of common area maintenance operating expenses.

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

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (”FIFO”) method. Inventories consist primarily of finished goods and demo equipment.

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

Long-Lived Assets Including Acquired Intangible Assets

We will review our intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We will measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

 The Company’s financial statements for the fiscal years ended December 31, 2013 and 2012 are included in this annual report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, of our Principal Executive Officer and Principal Financial Officer we concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Principal Chief Executive Officer and our Principal Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Chief Executive Officer along with our Principal Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Name	Age	Position

Halden S. Shane	69	CEO, Chairman of the Board

Mark Futrovsky	57	President

Christopher M. Chipman	41	Chief Financial Officer

Sam Bergman	53	Chief Operating Officer

Harold W. Paul	65	Director

Halden S. Shane: Dr. Shane has been our Chairman since the Company’s inception. Up until 2009 Dr. Shane also served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane resigned all positions and closed Tiger Management International in 2009. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced podiatric surgery specializing in ankle arthroscopy.

Mark Futrovsky: Mr. Futrovsky has been our President since July 2013. Mr. Futrovsky has been an attorney for more than 30 years, where he practiced corporate law for over 20 years at the firm he founded in the mid-1980s. In 2004, Mr. Futrovsky joined the Rolyn Companies (“Rolyn”), where, as its President, he implemented strategic initiatives including a company-wide integration that resulted in growth and increased profitability. Mr. Futrovsky is a member of multiple Bar Associations, involved as a volunteer in various local civic organizations and serves on the boards of a number of local charities and hospitals.

Christopher M. Chipman: Mr. Chipman has been our Chief Financial Officer since September 2013. Mr. Chipman has more than fifteen (15) years’ experience in the financial services field and has served as Chief Financial Officer of two companies, one being public. He has acted in various capacities as an auditor, accountant and financial analyst during his professional career. He is a graduate of Ursinus College with a degree in Economics and is a member of both the American and Pennsylvania Institute of Certified Public Accountants.

Sam Bergman: Mr. Bergman has been our Chief Operating Officer since July 2013. Mr. Bergman has been Chief Executive Officer of Rolyn Companies, Inc. (“Rolyn”), one of the largest privately held remediation companies in North America for the past 30+ years, FEMA certified and licensed to perform work in forty (40) states and the District of Columbia. Mr. Bergman currently serves as the President of the RIA (Restoration Industry Association). Mr. Bergman is also a member of the Board of Directors of MedStar National Rehabilitation Network, a Life Member and the former First Assistant Chief of the Bethesda Chevy Chase Rescue Squad and is a national lecturer and expert witness in his fields of expertise.

Harold W. Paul: Mr. Paul has been a director since June 2009. He has been engaged in the private practice of law for more than thirty-five years, primarily as a securities specialist. Mr. Paul has been company counsel to public companies listed on the AMEX, NASDAQ and OTC exchanges. He has served as a director for six public companies in a variety of industries, including technology and financial services. He holds a BA degree from SUNY at Stony Brook and a JD from Brooklyn Law School and is admitted to practice in New York and Connecticut.

On September 26, 2013, the Company entered into an engagement agreement with Christopher M. Chipman. Pursuant to the engagement agreement, Mr. Chipman serves as our Chief Financial Officer and receives a base annual fee of at least $60,000. On February 11, 2014, our Board of Directors approved an increase in the base annual fee to $120,000 per year. As part of Mr. Chipman’s engagement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.

In January 2014, as per our directors’ compensation plan adopted on September 18, 2009, we granted 20,000 stock options to a director. The options have an exercise price of $0.44 per share and expire January 1, 2024.

On February 11, 2014, we entered into an amended employment agreement with our CEO as well as new employment agreements with our President and COO that provide each with a base salary of $36,000 per year. The agreements provide for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis. Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors. The CEO, President and COO will also have the right to receive expense reimbursements and certain employee benefits. The terms of the employment agreements will be three years terminating on December 31, 2016. The CEO’s existing compensation plan was amended, whereby his base salary will no longer be subject to CPI adjustments and the incentive performance bonus equal to 12% of the Company’s annual GAAP earnings for the years 2011 through 2015 was also removed.

On February 11, 2014, and as part of the employment agreements entered into with our three executive officers, our Board of Directors approved the grant of 3,000,000 stock warrants to each of them as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32. If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by these individuals totaling approximately $952,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

On February 11, 2014, our Board of Directors approved the granting of 300,000 stock warrants to our CFO as incentive compensation. The warrants have a term of five years and vest as follows: 100,000 warrants will vest upon issuance; 100,000 warrants will vest as of February 11, 2015, and 100,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32. If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling approximately $95,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

Audit Committee

The Company’s audit committee was established in June 2009 and is currently comprised of Harold W. Paul.

Our Board has determined that it does not have a member of its Audit Committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our current circumstances.

AUDIT COMMITTEE REPORT

The primary responsibility of the Audit Committee (the “Committee”) is to assist the Board of Directors in discharging its oversight responsibilities with respect to financial matters and compliance with laws and regulations. The primary methods used by the Committee to fulfill its responsibility with respect to financial matters are:

●	To appoint, evaluate, and, as the Committee may deem appropriate, terminate and replace TOMI’s independent registered public accountants;

●	To monitor the independence of TOMI’s independent registered public accountants;

●	To determine the compensation of TOMI’s independent registered public accountants;

●	To pre-approve any audit services, and any non-audit services permitted under applicable law, to be performed by TOMI’s independent registered public accountants;

●	To review TOMI’s risk exposures, the adequacy of related controls and policies with respect to risk assessment and risk management;

●	To monitor the integrity of TOMI’s financial reporting processes and systems of control regarding finance, accounting, legal compliance and information systems; and

●	To facilitate and maintain an open avenue of communication among the Board of Directors, management and TOMI’s independent registered public accountants.

In discharging its responsibilities relating to internal controls, accounting and financial reporting policies and auditing practices, the Committee discussed with TOMI’s independent registered public accountants, Wolinetz, Lafazan & Company, P.C., the overall scope and process for its audit. The Committee has met with Wolinetz, Lafazan & Company, P.C., with and without management present, to discuss the results of its examinations and the overall quality of TOMI’s financial reporting.

The Committee has discussed with Wolinetz, Lafazan & Company, P.C. its judgments about the quality, in addition to the acceptability, of TOMI’s accounting principles as applied in TOMI’s financial reporting, as required by Statement on Auditing Standards No. 90 “Communications with Audit Committees.”

The Committee also has received a letter from Wolinetz, Lafazan & Company, P.C. that is required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with Wolinetz, Lafazan & Company, P.C. their independence.

The Committee has met and held discussions with management. The Committee has reviewed and discussed with management TOMI’s audited consolidated financial statements as of and for the years ended December 31, 2013 and 2012.

Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements referred to above be included in TOMI’s Annual Report for the year ended December 31, 2013.

This report is respectfully submitted by the members of the Audit Committee of the Board of Directors.

AUDIT COMMITTEE
Harold W. Paul, Committee Chairman

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of our named executive officers for the year ended December 31, 2013. The named executive officers are Halden S. Shane, Chairman & CEO, Mark Futrovsky, President, Christopher M. Chipman, CFO, and Sam Bergman, COO (collectively, the “named executive officers”).

Objectives and Philosophy of Executive Compensation

The primary objectives of the Compensation Committee with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of measurable performance objectives, and to align executives' incentives with stockholder value creation. To achieve these objectives, the Compensation Committee strives to implement and maintain compensation plans that tie a substantial portion of executives' overall compensation to the experience level of the executive or employee, the complexity and amount of responsibility of the employee’s job, key strategic financial and operational goals such as the establishment and maintenance of key strategic relationships, and the performance of our common stock price. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in our industry while taking into account our relative performance and our own strategic goals.

On a going forward basis, the Compensation Committee will determine the cash bonus and/or equity incentive award based on the level of achievement of the financial and operational goals of the Company and for the level of achievement of annual performance objectives of each individual named executive officer. These objectives may vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, the development and operation of our mining projects, the identification and possible development of additional mining properties, and to financial factors such as raising capital and improving our results of operations. Bonuses, if awarded, are determined at the sole discretion of the Board of Directors as recommended by the Compensation Committee.

2008 Stock Option Plan

The 2008 Stock Option Plan (the “Plan”) is intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ. Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.

The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 2,500,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan. Unless sooner terminated, the Plan will continue in effect for a period of 10 years from its effective date.

The Plan is administered by our Board of Directors. The Plan provides for Awards to be made to such of our employees, directors and consultants and our affiliates as the Board may select.

The Plan provides the Board with the general power to amend the Plan, or any portion thereof at any time in any respect without the approval of our stockholders, provided however, that the stockholders must approve any amendment which increases the fixed maximum number of shares of common stock issuable pursuant to the Plan, reduces the exercise price of an Award held by a director, officer or ten percent stockholder or extends the term of an Award held by a director, officer or ten percent stockholder. Notwithstanding the foregoing, stockholder approval may still be necessary to satisfy the requirements of Section 422 of the Code, Rule 16b-3 of the Exchange Act or any applicable stock exchange listing requirements. The Board may amend the Plan in any respect it deems necessary or advisable to provide eligible Employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to Incentive Stock Options and/or to bring the Plan and/or Incentive Stock Options granted under it into compliance therewith.

Although non-cash compensation is utilized by us to prevent placing strains on liquidity, care is taken by management to avoid materially diluting investors.

In the event of a termination of continuous service, unvested stock options shall terminate and, with regard to vested stock options, the exercise period shall end on the earlier of the original expiration date or 90 days from the date continuous service terminates.

2014 Stock Option Plan

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ. Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan. The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

SUMMARY COMPENSATION TABLE

The following tables set forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

Name & Principal Position	Year	Salary ($) (1,2)	Bonus ($)	Stock Awards (1,2)	Option/ Warrant Awards (4,5)	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen-sation ($)	Total ($)
Halden S. Shane, Chairman and CEO	2013	$ 20	$ -	$ -	$ -	$ -	$ -	$ -	$ 20
	2012	$ 20	$ -	$ 35	$ 525	$ -	$ -	$ -	$ 580
	2011	$ 20	$ -	$ 366	$ -	$ -	$ -	$ -	$ 386
Mark Futrosky, President	2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	$ -	$ -	$ 300	$ -	$ -	$ -	$ 300
	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Christopher M. Chipman, CFO (3)	2013	$ 15	$ -	$ -	$ 67	$ -	$ -	$ -	$ 82
	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Sam Bergman, COO	2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	$ -	$ -	$ 300	$ -	$ -	$ -	$ 300
	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

(1)
Dr. Shane’s employment agreement provides for a $20,000 annual salary plus incentive bonuses. The $20,000 cash portion of his compensation has been deferred. In October 2012, he was issued 1,790,000 common shares as consideration for payment of $144,000 in loans payable and $35,000 in accrued compensation. In connection with this transaction the Company recognized $89,500 in finance charges.

(2)
Dr. Shane’s employment agreement provides for a $20,000 annual salary plus incentive bonuses. The $20,000 cash portion of his compensation has been deferred. In February 2011, he was issued 14,075,923 common shares as consideration for payment of $563,000 in accrued compensation. At that time he also forgave an additional $700,000 in accrued compensation due him.

(3)
On September 26, 2013, the Company entered into an engagement agreement with Christopher M. Chipman. Pursuant to the engagement agreement, Mr. Chipman serves as our Chief Financial Officer and receives a base annual fee of at least $60,000. As part of Mr. Chipman’s engagement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date. In connection with this transaction the Company recognized approximately $67,000 in compensation charges.

(4)
On October 15, 2012 the Company issued 3,500,000 common stock purchase warrants to the Company's CEO for services. The warrants have an exercise price of $.15 per share and have a 5 year term. They were valued at $524,957 using the Black Scholes model using the following assumptions: volatility - 352%; divided yield - 0%; discount rate - .26% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of approximately $525,000 in the year ended December 31, 2012.

(5)
On October 15, 2012 the Company issued 4,000,000 common stock purchase warrants to our now President and COO who were consultants at the time for services provided. The warrants have an exercise price of $.15 per share and have a 5 year term. They were valued at $599,952 using the Black Scholes model using the following assumptions: volatility - 352%; divided yield - 0%; discount rate - .26% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of approximately $600,000 in the year ended December 31, 2012.

GRANT OF PLAN BASED AWARDS TABLE

The following table sets forth information with respect to option awards and restricted stock awards during the year ended December 31, 2013 to the Company’s named executive officers:

Name	Grant Date	All Other Stock Awards(1) (#)	All Other Option Awards: Number Of Securities Underlying Options(1) (# )	Exercise or base price of award(2) ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)

Halden S. Shane	10/15/12	-	3,500,000	0.15	525,000

Mark Futrovsky	10/15/12	-	2,000,000	0.15	300,000

Christopher M. Chipman	09/26/13	-	300,000	0.77	200,000

Sam Bergman	10/15/12	-	2,000,000	0.15	300,000

(1)	Refer to the Compensation Discussion and Analysis beginning on page 24 for a description of the terms of and criteria for making these awards.

(2)	Exercise price or base price of the awards are based upon the closing price on the trading day of the grant.

(3)
Reflects the dollar amount the Company would expense in its financial statements over the award vesting schedule recognized for financial reporting purposes in accordance with the provisions of FASB ASC 718. Assumptions used in the calculation of these amounts are included in Note 2 to the Company’s financial statements contained herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information with respect to outstanding options and restricted stock previously awarded to the Company’s named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options(2) (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Halden S. Shane	3,500,000	-	$0.15	10/15/2012	10/15/2017	-	-

Mark Futrosky	2,000,000	-	$0.15	10/15/2012	10/15/2017	-	-

Christopher M. Chipman	300,000	200,000	$0.15	09/26/2013	09/26/2018	-	-

Sam Bergman	2,000,000	-	$0.15	10/15/2012	10/15/2017	-	-

(1)	Stock options are generally granted one time per year.

(2)	Stock options issued on 09/26/13 vest at the rate of 1/3 upon grant date and 1/3 per year thereafter. Stock options issued on 10/15/12 vested immediately upon grant.

The following discussion addresses any and all compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2013, 2012 and December 31, 2011. We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.

In September 2009, the Board of Directors adopted a resolution to compensate outside directors 20,000 options per year and meeting fees payable annually payable on January 2 of each year. We have entered into an employment agreement with our CEO, Dr. Halden Shane. Dr. Shane was paid $20,000, $20,000 and $20,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

Compensation of Directors

A directors’ compensation plan was adopted on September 18, 2009 and is comprised of 20,000 options for outside directors upon appointment or election to the board and 20,000 options issued annually the first day of each calendar year that the outside director is continuing in service, together with cash fees for each committee or subcommittee meeting attended. The options are to be issued from the Company’s stock option plan. Meeting fees are set at $1,000 and $500 for each committee or subcommittee meeting, respectively, attended in person, and $750 and $375 for each committee and subcommittee meeting, respectively, attended by telephone.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

The Board of Directors adopted the 2008 Stock Option Plan that was approved by shareholders on May 13, 2009 and authorizes the issuance of up to 2,500,000 shares under the Plan.

In January 2011 and January 2012, Willie L. Brown, Jr.-a former director-and Harold W. Paul were issued 20,000 options each. In January 2013 and 2014, Mr. Paul was issued 20,000 options.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 80,201,519 shares of common stock outstanding as of March 1, 2014.

CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner	Percent of Class

Halden Shane (1) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	25,045,048	28.9%
Shane Family Trust (2) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	8,100,000	10.1%
Harold W. Paul (3) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	1,399,375	1.7%
Belinha Shane (4) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	1,000,000	1.2%
Mark Futrovsky (5) (8) 13105 Jasmine Hill Terrace Rockville, MD 20850	8,497,500	10.0%
Robyn Futrovsky (6) 13105 Jasmine Hill Terrace Rockville, MD 20850	1,332,833	1.7%
Christopher M. Chipman (7) 2788 Egypt Road Audubon, PA 19403	700,000	0.9%
Sam Bergman (5) (8) 12612 Tribunal Lane Potomac, MD 20854	8,497,500	10.0%
Amanda Bergman (9) 12612 Tribunal Lane Potomac, MD 20854	1,323,833	1.7%
Ah Kee Wee 112 Spring Leaf Avenue Singapore 788502	5,555,556	6.9%
All Directors and Officers as a Group:	44,139,423	45.3%

(1)	Includes 6,500,000 warrants of which 4,500,000 warrants are presently exercisable.
(2)	Halden Shane is a trustee of the Shane Family Trust.
(3)	Includes 60,000 options presently exercisable.
(4)	Belinha Shane is the wife of Halden Shane. Mr. Shane disclaims beneficial ownership of any shares held in her name.
(5)
Includes 5,000,000 warrants of which 3,000,000 warrants presently exercisable. Also Includes 2,190,000 shares owned by Rolyn Companies. Mssrs. Futrovsky and Bergman disclaim beneficial ownership of the Rolyn shares. They each share partial voting and dispositive power over those shares with other individuals.

(6)	Robyn Futrovsky is the wife of Mark Futrovsky. Mr. Futrovsky disclaims beneficial ownership of any shares held in her name.
(7)	Includes 600,000 warrants of which 200,000 are presently exercisable.
(8)
Includes 5,000,000 warrants of which 3,000,000 warrants presently exercisable. Also Includes 2,190,000 shares owned by Rolyn Companies. Mssrs. Futrovsky and Bergman disclaim beneficial ownership of the Rolyn shares. They each share partial voting and dispositive power over those shares with other individuals.

(9)	Amanda Bergman is the wife of Sam Bergman. Mr. Bergman disclaims beneficial ownership of any shares held in her name.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm:

	December 31 2013	December 31 2012

Audit fees	$80,000	$78,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total:	$80,000	$78,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, Wolinetz, Lafazan & Company, P.C.;
•	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012;
•	Consolidated Statements of Operations: For the Years Ended December 31, 2013 and December 31, 2012;
•	Consolidated Statements of Stockholders’ Equity (Deficiency): For the Years Ended December 31, 2013 and December 31, 2012;
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2013 and December 31, 2012; and
•	Notes to Consolidated Financial Statements.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

DATED: March 24, 2014	By:	/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer	March 24, 2014
Halden S. Shane	(Principal Executive Officer)

/s/ CHRISTOPHER M. CHIPMAN	Chief Financial Officer	March 24, 2014
Christopher M. Chipman	(Principal Financial Officer and Principal Accounting Officer)

/s/ HAROLD W. PAUL	Director	March 24, 2014
Harold W. Paul

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment agreement with Halden Shane dated February 11, 2014. *

10.2	Employment agreement with Mark Futrovsky dated February 11, 2014. *

10.3	Employment agreement with Sam Bergman dated February 11, 2014. *

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiaries ("the Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 24, 2014

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$706,350	$73,424
Cash – Restricted (Note 6)	70,124	-
Accounts Receivable	805,809	215,657
Inventories (Note 2)	407,549	-
Prepaid Expenses	7,980	5,400
Total Current Assets	1,997,812	294,481

Property & Equipment – net (Note 3)	164,068	47,906

Other Assets:
Intangible Assets – net (Note 4)	3,026,564	-
Deferred Financing Costs – net (Note 6)	542,116	-
Security Deposits	2,543	500
Total Other Assets	3,571,223	500
Total Assets	$5,733,103	$342,887
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts Payable and Accrued Expenses	$383,349	$225,487
Accrued Interest on Convertible Notes (Note 6)	211,194	-
Accrued Officers Compensation (Note 9)	25,000	5,000
Common Stock to be Issued (Note 13)	150,871	-
Loan Payable – Officer	-	3,988
Customer Deposits	14,105	-
Derivative Liability (Note 7)	7,665,502	-
Total Current Liabilities	8,450,021	234,475

Convertible Notes Payable, net of discount of $5,003,558 (Note 6)	70,442	-
Total Long-term Liabilities	70,442	-
Total Liabilities	8,520,463	234,475

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at December 31, 2013 and 2012	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2013 and 2012	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
79,867,217 and 75,455,585 shares issued and outstanding
at December 31, 2013 and December 31, 2012, respectively.	798,672	754,555
Additional Paid-In Capital	15,674,958	12,956,535
Accumulated Deficit	(19,266,090)	(13,607,778)
Total Stockholders’ Equity (Deficiency)	(2,787,360)	108,412
Total Liabilities and Stockholders’ Equity (Deficiency)	$5,733,103	$342,887

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended
	December 31,
	2013	2012

Sales, net	$1,166,457	$564,142
Cost of Sales	480,678	342,130
Gross profit	685,779	222,012

Costs and Expenses:
Professional Fees	339,116	207,926
Depreciation and Amortization	318,265	40,951
Selling Expenses	195,954	106,097
Research and Development	127,547	2,384
Impairment of Intangibles	-	69,439
Debt Extinguishment	-	(43,900)
Consulting fees (Note 9)	643,827	19,536
General and Administrative	509,243	1,270,389
Total Costs and Expenses	2,133,952	1,672,822
Loss from Operations	(1,448,173)	(1,450,810)

Other Income (Expense):
Amortization of Deferred Financing Costs	(234,370)	-
Amortization of Debt Discounts	(70,442)	(173,398)
Fair Value Adjustment of Derivative Liability	(349,410)	-
Financing Costs (Note 6)	(3,198,803)	(26,611)
Interest Expense – Related Party	(161)	(72,000)
Interest Expense	(356,953)	(27,588)
Total Other Income (Expense)	(4,210,139)	(299,597)

Net Loss	$(5,658,312)	$(1,750,407)

Loss Per Common Share
Basic and Diluted	$(0.07)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	77,474,329	70,270,868

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

							Total Stockholders’
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficiency)
Balance at December 31, 2011	510,000	$5,100	64,629,033	$646,290	$10,934,799	$(11,857,371)	$(271,182)

Common stock issued as consideration for accrued salaries of CEO			233,333	2,333	32,667	-	35,000

Common stock issued as consideration for loan payable to CEO			960,000	9,600	134,400	-	144,000

Common stock issued as finance charges on loan payable and accrued compensation to CEO			596,667	5,967	83,533	-	89,500

Common stock issued as consideration for payment of convertible debt			1,500,000	15,000	60,000		75,000

Common stock issued as consideration for legal fees – Related party			374,750	3,747	13,691		17,438

Sale of common stock			6,043,269	60,433	384,567		445,000

Issuance of stock options as consideration of director fees					600		600

Exercise of stock options as payment for legal services – Related party			20,000	200	400		600

Issuance of common stock for services			932,586	9,326	30,689		40,015

Issuance of common stock as payment of accrued expenses			100,000	1,000	29,000		30,000

Issuance of warrants as consideration for services					599,952		599,952

Issuance of warrants as consideration for services – CEO					524,957		524,957

Discounts recorded in connection with the issuance of convertible notes and warrants					100,000		100,000

Finance charge recognized in connection with the issuance of convertible notes and warrants					23,995		23,995

Common stock issued as payment of interest on convertible note			65,947	659	3,285		3,944

Net loss for the year ended December 31, 2012			-	-	-	(1,750,407)	(1,750,407)

Balance at December 31, 2012	510,000	$5,100	75,455,585	$754,555	$12,956,535	$(13,607,778)	$108,412

Equity based compensation			-	-	148,794	-	148,794

Common stock issued for services provided			977,028	9,770	470,984	-	480,754

Exercise of stock options as payment for legal services			20,000	200	(200)	-	-

Private placements, net			3,414,604	34,147	976,953	-	1,011,100

Warrants issued as part of debt private placement					956,711		956,711

Warrants issued as Deferred financing costs					165,181		165,181

Net loss for the year ended December 31, 2013			-	-	-	(5,658,312)	(5,658,312)

Balance at December 31, 2013	510,000	$5,100	79,867,217	$798,672	$15,674,958	$(19,266,090)	$(2,787,360)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For The
	Years Ended
	December 31,
	2013	2012
Cash Flow From Operating Activities:
Net Loss	$(5,658,312)	$(1,750,407)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	318,264	40,951
Amortization of Deferred Financing Costs	234,371	-
Amortization of Debt Discount	70,442	173,398
Financing Costs	3,198,804	-
Fair Value Adjustment of Derivative Liability	349,410	-
Equity Based Compensation	629,548	-
Common stock and warrants issued as finance charges	-	99,939
Debt Extinguishment	-	(43,900)
Impairment of intangible assets	-	69,439
Common stock, warrants and options issued for services	-	1,201,064
Changes in Operating Assets and Liabilities:
Decrease (increase) in:
Accounts Receivable	(590,152)	(215,657)
Inventory	(407,549)	-
Prepaid Expenses	(2,580)	(450)
Deposits	(2,043)	-
Other Receivables	-	10,569
Increase (Decrease in:
Accounts Payable and Accrued Expenses	157,861	8,859
Accrued Interest on Convertible Notes	211,194	-
Accrued Officers Compensation	20,000	20,000
Common Stock to be Issued	150,871	-
Customer Deposits	14,105	-
Net Cash Used in Operating Activities	(1,305,766)	(386,195)
Cash Flow From Investing Activities:
Purchase of Property and Equipment	(172,691)	(48,435)
Purchase of Intangibles	(3,288,300)	-
Net Cash Used in Investing Activities	(3,460,991)	(48,435)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For The Years Ended December 31,
	2013	2012

Cash Flow From Financing Activities:
Proceeds from the Issuance of Convertible Notes	5,074,000	100,000
Proceeds from Loan Payable – Related Party	-	66,520
Repayment of Loan Payable Officer	(3,988)	-
Repayment of Convertible Notes		(100,000)
Deferred Finance Costs	(611,306)
Proceeds From Issuance of Common Stock	1,041,099	445,000
Payments of Accrued Finder’s Fee	(30,000)	-
Funds in Bond Sinking Fund	(70,124)	-
Other	-	(3,468)
Net Cash Provided by Financing Activities	5,399,681	508,054
Increase In Cash and Cash Equivalents	632,926	73,424
Cash and Cash Equivalents - Beginning	73,424	-
Cash and Cash Equivalents – Ending	$706,350	$73,424

Supplemental Cash Flow Information:
Cash Paid For Interest	$145,920	$7,370
Cash Paid For Income Taxes	$933	$-
Non-Cash Financing Activities:
Discount on Convertible Debt	$5,074,000	$100,000
Common Stock Issued for Convertible Debt	$-	$75,000
Common Stock Issued as Consideration for
Accrued Expenses	$-	$3,000
Common Stock Warrants Issued as
Deferred Finance Costs	$165,181	$-
Payment of accrued expenses by former director
applied against accrued expenses	$-	$27,000
Issuance of common stock as consideration for
payment of loans payable to related party	$-	$144,000
Common stock issued as consideration for
accrued compensation to related party	$-	$35,000
Establishment of derivative liability	$7,316,092	$-

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. is a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor and outdoor surface decontamination through sales, services and licensing of our SteraMistTM Binary Ionization Technology® (“BIT™”) hydrogen peroxide mist and fogs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TOMI Environmental Solutions, Inc. (a Florida Corporation) (TOMI-Florida), and its wholly-owned subsidiary, TOMI Environmental Solutions, Inc. (a Nevada Corporation) (TOMI-Nevada). The Company’s 55% owned subsidiary, TOMI Environmental-China (TOMI-China), has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (”FIFO”) method. Inventories consist primarily of finished goods and demo equipment.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation for equipment, furniture and fixtures and vehicles commences once placed in service for its intended use.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to approximately $234,000 for the year ended December 31, 2013.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits related to the U.S. operations have been fully reserved at December 31, 2013 and 2012. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of December 31, 2013, consisted of 17,496,552 common shares from convertible debentures, 19,325,800 common shares from outstanding warrants (including 7,611,000 warrants issued in conjunction with the above convertible notes), 60,000 common shares from options and 510,000 common shares from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of December 31, 2012, consisted of 10,050,000 common shares from outstanding warrants, 60,000 common shares from options and 510,000 common shares from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2013, the Company had 848,315 shares available to be issued under the Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

The Company had sales to one international customer representing 40% of total sales in 2013. The Company also procured approximately 85% of its inventory value as of December 31, 2013 from one major supplier.

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, The Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no long-lived assetl impairment charges for the year ended December 31, 2013. The Company’s most recent detailed test disclosed an estimated fair value of its patents and trademarks that exceeded its’ respective carrying amount based on our model and assumptions.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the year ended December 31, 2013 and 2012, advertising and promotional expenses were approximately $6,000 and $0, respectively.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2012
Furniture and fixture	$22,390	$42,026
Equipment	217,672	128,207
Vehicles	44,344	88,687
	284,406	258,920
Less: Accumulated depreciation	120,338	211,014
	$164,068	$47,906

Depreciation was $56,529 and $29,842 for the years ended December 31, 2013 and 2012, respectively.

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

The purchase price allocation was obtained from an independent valuation firm The following sets forth the components of the final purchase price allocation:

Purchase Price
Cash payment	$3,500,000
Warranty expense	10,000
Total purchase price	$3,510,000

Assets Purchased
Inventory	$71,700
Fixed assets	150,000
Patents	2,848,300
Trademarks	440,000
Total Assets Acquired	$3,510,000

The intangible assets purchased consist of Patents and Trademarks. The patents are being amortized over the estimated remaining lives of the related patents, which is 7.7 years. The trademarks have an indefinite life. Amortization expense was $261,736 and $0 for the years ended December 31, 2013 and 2012.

Definite life intangible assets consist of the following:

	December 31, 2013	December 31, 2012

Intellectual property and patents and trademarks	$2,959,400	$111,100
Less: Accumulated Amortization and Impairment Loss	372,836	111,100
Intangible Assets, net	$2,586,564	$-

The Company’s definite life intangible assets at December 31, 2012 were being amortized over their estimated useful lives of ten years. At December 31, 2012, the Company determined that the fair value of the intangible assets was impaired. Accordingly, an impairment charge of $69,439 was recorded during the year ended December 31, 2012 on the Company’s definite-life intangibles, reducing the carrying value of these intangible assets to $0. Amortization expense was $11,110 for the year ended December 31, 2012.

Indefinite life intangible assets consist of the following:

	December 31, 2013	December 31, 2012

Trademarks	$440,000	$-
Total Trademarks	$440,000	$-

NOTE 5. LOANS PAYABLE – RELATED PARTY

Loans payable to the Company’s Chief Executive Officer as of December 31, 2012, bear interest at 5% per annum and are payable on demand.

NOTE 6. CONVERTIBLE DEBT

On February 20, 2012, we sold a $100,000 convertible promissory note bearing interest at 10% per annum and maturing on December 31, 2015. The promissory note is convertible at any time and the conversion price is initially $0.05 per share. After August 30, 2012, the conversion price will, at the end of each month, adjust to the lower of the current conversion price or 110% of that month's volume weighted average price as reported by Bloomberg, subject to being no lower than $0.005 per share. The purchaser of the promissory note also received 600,000 warrants to acquire common shares. The warrants expire on December 31, 2017, have an initial exercise price of $0.05 per share and can adjust lower in the same manner as the accompanying convertible note, thereby becoming a derivative instrument at that time.

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

In November 2012, the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013. Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018. Interest is payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st. The Notes are secured by the Company's intellectual property such as the Patents, trademarks, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The Notes call for the establishment of a sinking fund. Within 45 days of each calendar quarter 15% of the Company’s reported revenue will be deposited into the Company’s escrowed sinking fund account.

As of December 31, 2013 the Company sold 202.96 Units for gross proceeds of $5,074,000 and issued 7,611,000 warrants in connection with the Units. Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307. In addition, the placement agent received 1,014,800 warrants valued at $165,181.

The convertible notes are convertible into shares of our common stock at an initial conversion price of $0.29 (which conversion price is subject to adjustment upon the occurrence of events specified in the Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company).

The Warrants are exercisable into shares of Common Stock (the "Warrant Shares") at an initial exercise price of $0.30 (which may be subject to certain adjustments as set forth in the Warrants).

The Company evaluated the warrants under ASC 815-40-15 due to the exercise price being adjustable upon certain events occurring. The company determined that the warrants are considered indexed to the Company’s own stock and thus meet the scope exception under FASB ASC 815-10-15-74 and are therefore not considered a derivative. The estimated fair value of the warrants, which contain reset provisions, were calculated using the Monte Carlo valuation model. The Company recorded the warrant’s relative fair value of $956,711 as an increase to additional paid in capital and a discount against the related debt.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield. For the Convertible Notes and Warrants using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. The assumptions used by the Company are summarized below:

Convertible Notes

	December 31, 2013	Inception
Closing stock price	$0.42	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	175%	185%-190%
Remaining term (years)	1.58	2.30-2.07
Risk-free rate	0.28%	0.25%-0.43%
Expected dividend yield	0%	0%

Warrants

	December 31, 2013	Inception
Closing stock price	$0.42	$0.13-0.55
Exercise price	$0.30	$0.30
Expected volatility	230%	250%
Remaining term (years)	4.58	5.30-5.09
Risk-free rate	1.54%	0.76%-1.61%
Expected dividend yield	0%	0%

Convertible notes consist of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Convertible notes	$5,074,000	$-
Initial discount on convertible notes	(5,074,000)	-
Accumulated amortization of discount	70,442	-
Total convertible notes	$70,442	$-

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

December 31, 2013:	Level 3	Total

Derivative Instruments	$7,665,502	$7,665,502

December 31, 2012:	Level 3	Total

Derivative Instruments	$-	$-

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended December 31, 2013.

December 31, 2013
Beginning Balance	$-
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes	7,316,092

Change in fair value	349,410

Ending Balance	$7,665,502

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At December 31, 2013 and 2012, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At December 31, 2013 and 2012, there were no shares issued and outstanding, respectively.

Common Stock

During the years ended December 31, 2013, the Company issued 977,028 shares of common stock valued at $480,754 for services rendered and issued an aggregate of 3,414,604 shares of common stock for gross proceeds of $1,011,100.

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

During the year ended December 31, 2012, the Company issued 100,000 shares of common stock valued at $30,000 to a former director in connection with payment of accrued liabilities.

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

Stock Options

The Company issued 20,000 options valued at $3,000 to a director in January 2013. The options have an exercise price of $0.15 per share. The options expire in January 2023. The options were valued using the Black-Scholes model using the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 10 years. The following table summarizes stock options outstanding as of December 31, 2013:

	December 31, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	60,000	$1.42
Granted	20,000	.15
Exercised	(20,000)	.15
Outstanding, December 31, 2013	60,000	$1.42

Options outstanding and exercisable by price range as of December 31, 2013 were as follows:

		Average
		Weighted	Exercisable Options
		Remaining		Weighted
Outstanding Options		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price

$0.05	20,000	7.02	20,000	$0.05
$2.10	40,000	6.01	40,000	$2.10

Stock Warrants

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

During the year ended December 31, 2013, the Company issued 7,611,000 warrants in connection with convertible debt units and 1,014,800 warrants to the placement agent (see Note 6). These warrants have an initial exercise price of $0.30 per share and expire July 31, 2018.

In June 2013, the Company issued 100,000 warrants with an exercise price of $.261 per share to a consultant for services. The warrants were valued at $54,767 using the Black-Scholes model with the following assumptions: volatility, 245%; dividend yield, 0%; zero coupon rate, 0.25%; and a life of 5 years.

On September 26, 2013, the Company’s Chief Financial Officer, Christopher Chipman, was granted 300,000 warrants. The warrants have a term of five years and vest 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date. If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling $200,476 with the following assumptions: volatility, 179%; expected dividend yield, 0%; risk free interest rate, 1.43%; and a life of 5 years.. For the year ended December 31, 2013, the Company recorded $83,531 in stock based compensation expense on the vested portion of these warrants. The grant date fair value of each warrant was $0.67.

The following table summarizes the outstanding common stock warrants as of December 31, 2013:

	December 31, 2013
		Weighted Average
	Number of Warrants	Exercise Price
Outstanding, January 1, 2013	10,050,000	$0.12
Granted	9,275,800	0.31
Exercised	-	-
Outstanding, December 31, 2013	19,325,800	$0.21

Warrants outstanding and exercisable by price range as of December 31, 2013 were as follows:

		Average
		Weighted	Exercisable Warrants
		Remaining		Weighted
Outstanding Warrants		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.01	1,575,000	3.53	1,575,000	$0.01
$0.05	975,000	3.62	975,000	$0.05
$0.15	7,750,000	3.80	7,750,000	$0.15
$0.261	100,000	4.49	100,000	$0.261
$0.30	8,625,800	4.58	8,625,800	$0.30
$0.77	300,000	4.74	100,000	$0.77

Unvested warrants outstanding as of December 31, 2013 were as follows:

Average
Unvested Warrants		Weighted
Weighted		Remaining
Average Exercise Price	Number	Contractual Life in Years
$0.77	200,000	4.74

NOTE 9. RELATED PARTY

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

As of December 31, 2013 and 2012, the Company has accrued $25,000 and $5,000 respectively, for unpaid wages under the employment agreement.

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

On October 15, 2012 the Company issued 3,500,000 common stock purchase warrants to the Company’s CEO for services. The warrants have an exercise price of $.15 per share and have a 5 year term. They were valued at $524,957 using the Black Scholes model using the following assumptions: volatility – 352%; divided yield – 0%; discount rate - .26% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of $524,957 in the year ended December 31, 2012.

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support. The Agreement calls for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses. Either party can terminate the Agreement within 30 days written notice. The Company has recorded $332,000 support and service expense for the year ended December 31, 2013 and a related liability $128,800 has been recorded as common stock to be issued based on the fair value of the Company’s common stock. Certain officers of Rolyn were appointed officers of the Company in June and July 2013.

The Company had sales to Rolyn amounting to $34,000 during the year ended December 31, 2013. In addition, the Company was charged for services provided by Rolyn for the year ended December 31, 2013 as a subcontractor in relation to the bio-mass reduction in Panama for $168,000.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company also leases 1,611 square feet of office/warehouse space in San Diego, CA for research and development purposes. The lease payments amount to approximately $24,500 annually with expiration on May 31, 2014.

On January 2, 2013, the Company entered into an Environmental Advisory Services Agreement (“the EAS Agreement”). The EAS Agreement calls for an initial retainer payment of $15,000 cash and the issuance of 250,000 warrants. The Company valued the warrants at $37,495 using the Black Scholes model (see Note 8) and recorded the amount within professional fees for the year ended December 31, 2013. Additional payments of $12,500 and 250,000 warrants and 500,000 warrants are due upon the achievement of certain milestones, none of which have been met at December 31, 2013. The EAS Agreement also provides for reimbursement of travel and other expenses.

NOTE 11. INCOME TAXES

 The Company’s income tax expense consisted of:

	December 31, 2013	December 31, 2012
Current:
United States	$-	$-
Foreign	-	-
	-	-
Deferred:
United States	-	-
Foreign	-	-
	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:

	December 31, 2013	December 31, 2012

United States	$(5,658,312)	$(1,750,407)
Foreign	-	-
Total	$(5,658,312)	$(1,750,407)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	December 31, 2013	December 31, 2012

Loss before income tax	$(5,658,312)	$(1,750,407)
US statutory corporate income tax rate	34%	34%
Income tax expense computed at US statutory corporate income tax rate	(1,923,826)	(595,138)
Reconciling items:
Change in valuation allowance on deferred tax assets	429,008	166,000
Finance charges related to convertible notes	1,087,593	9,048
Amortized debt discount	269,787	-
Change in fair value of derivative liability	118,799	-
Other	18,639	420,090
Income tax expense	$-	$-

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	December 31, 2013	December 31, 2012
Net deferred income tax assets (liabilities), non-current:
Net operating losses	$2,187,000	$1,428,000

Valuation allowances	(2,187,000)	(1,428,000)
	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits related to the U.S. operations have been fully reserved at December 31, 2013 and 2012. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, the Company had available net operating loss carryforwards ("NOL") as of December 31, 2013 and 2012 of approximately $5,462,000 and $3,672,000, respectively to reduce future federal taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2033. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

NOTE 12. DEBT EXTINGUISHMENT

During the year ended December 31, 2012 a vendor of the Company forgave indebtedness in the amount of $43,900 in exchange for certain of the Company’s test equipment that had no carrying value on the Company’s books.

NOTE 13. COMMON STOCK TO BE ISSUED

As of December 31, 2013, the Company was obligated to issue 322,845 shares of common stock valued at approximately $151,000 primarily to certain vendors and consultants.

 NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

In January 2014, as per the Company’s directors’ compensation plan adopted on September 18, 2009, the Company granted 20,000 stock options to a director. The options have an exercise price of $0.44 per share and expire January 1, 2024.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ. Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan. The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.

On February 11, 2014, the Company’s Board of Directors approved the issuance of 78,125 shares of common stock valued at $25,000 to the Company's CEO as consideration for payment of accrued compensation in the amount of $25,000.

On February 11, 2014, the Company entered into an amended employment agreement with its CEO as well as new employment agreements with its President and COO that provide each with a base salary of $36,000 per year. The agreements provide for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis. Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors. The CEO, President and COO will also have the right to receive expense reimbursements and certain employee benefits. The terms of the employment agreements will be three years terminating on December 31, 2016. The CEO’s base salary will no longer be subject to CPI adjustments and the incentive performance bonus equal to 12% of the Company’s annual GAAP earnings for the years 2011 through 2015 was removed.

On February 11, 2014, as part of the employment agreements entered into with its three executive officers, the Board of Directors approved the grant of 3,000,000 stock warrants to each of them as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32. If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by these individuals totaling approximately $952,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

On February 11, 2014, the Company’s Board of Directors approved the granting of 300,000 stock warrants to its CFO as incentive compensation. The warrants have a term of five years and vest as follows: 100,000 warrants will vest upon issuance; 100,000 warrants will vest as of February 11, 2015, and 100,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32. If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by these individuals totaling approximately $95,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

Also, on February 11, 2014, the Company’s Board of Directors approved an increase to its Chief Financial Officer’s base annual fee to at least $120,000.