Form 10-Q
period 2014-03-31
TOMI Environmental Solutions, Inc.
filed 2014-05-15
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, the registrant had 80,225,889 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31 , 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended March 31, 2014.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2013.

The results reflected for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	March 31, 2014 (Unaudited)	December 31, 2013
Cash and Cash Equivalents	$282,757	$706,350
Cash – Restricted (Note 6)	98,970	70,124
Accounts Receivable	485,542	805,809
Inventories (Note 3)	403,038	407,549
Prepaid Expenses	12,718	7,980
Total Current Assets	1,283,025	1,997,812

Property & Equipment – net (Note 4)	271,564	164,068

Other Assets:
Intangible Assets – net (Note 5)	2,934,187	3,026,564
Deferred Financing Costs – net (Note 6)	457,666	542,116
Deposits	16,947	2,543
Total Other Assets	3,408,801	3,571,223
Total Assets	$4,963,390	$5,733,103
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable and Accrued Expenses	$309,543	$383,349
Accrued Interest on Convertible Notes (Note 6)	84,567	211,194
Accrued Officers Compensation (Note 9)	27,000	25,000
Common Stock to be Issued (Note 12)	49,256	150,871
Customer Deposits	9,765	14,105
Derivative Liability (Note 7)	5,914,197	7,665,502
Total Current Liabilities	6,394,328	8,450,021

Convertible Notes Payable, net of discount of $4,928,590 and $5,003,558 at March 31, 2014 and December 31, 2013, respectively (Note 6)	145,410	70,442
Total Long-term Liabilities	145,410	70,442
Total Liabilities	6,539,738	8,520,463

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Cumulative Convertible Series A Preferred Stock; par value $0.01, 1,000,000 shares authorized; 510,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock; par value $0.01, 200,000,000 shares authorized; 80,201,520 and 79,867,217 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	802,015	798,672
Additional Paid-In Capital	16,979,835	15,674,958
Accumulated Deficit	(19,363,298)	(19,266,090)
Total Stockholders’ Deficiency	(1,576,348)	(2,787,360)
Total Liabilities and Stockholders’ Deficiency	$4,963,390	$5,733,103

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2014	2013

Sales, net	$273,029	$39,165
Cost of Sales	113,845	33,370
Gross profit	159,184	5,795

Operating Expenses:
Professional Fees	113,830	109,129
Depreciation and Amortization	111,906	9,711
Selling Expenses	61,448	5,250
Research and Development	31,292	-
Equity Compensation Expense (Note 8)	1,142,349	-
Consulting fees	58,403	-
General and Administrative	201,645	71,341
Total Operating Expenses	1,720,873	195,431
Loss from Operations	(1,561,689)	(189,636)

Other Income (Expense):
Amortization of Deferred Financing Costs	(84,450)	-
Amortization of Debt Discounts	(74,968)	-
Fair Value Adjustment of Derivative Liability	1,751,305	-
Interest Expense	(127,406)	(3,057)
Total Other Income (Expense)	1,464,481	(3,057)

Net Loss	$(97,208)	$(192,693)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	80,147,114	75,493,465

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
Balance at December 31, 2013	510,000	$5,100	79,867,217	$798,672	$15,674,958	$(19,266,090)	$(2,787,360)
Equity based compensation			-	-	1,142,349	-	1,142,349
Common stock issued for services provided			256,178	2,562	138,309	-	140,871
Common stock issued for executive compensation			78,125	781	24,219	-	25,000
Net loss for the three months ended March 31, 2014			-	-	-	(97,208)	(97,208)
Balance at March 31, 2014	510,000	$5,100	80,201,520	$802,015	$16,979,835	$(19,363,298)	$(1,576,348)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2014	2013
Cash Flow From Operating Activities:
Net Loss	$(97,208)	$(192,693)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	111,906	9,711
Amortization of Deferred Financing Costs	84,450	-
Amortization of Debt Discount	74,968	-
Fair Value Adjustment of Derivative Liability	(1,751,305)	-
Equity Based Compensation	1,142,349	-
Value of Equity Issued for Services	165,872	46,532
Changes in Operating Assets and Liabilities:
Decrease (increase) in:
Accounts Receivable	320,266	120,892
Inventory	(113,897)	-
Prepaid Expenses	(4,738)	1,246
Deposits	(14,404)	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(73,805)	(43,427)
Accrued Interest	(126,628)	-
Accrued Officers Compensation	2,000	5,000
Common Stock to be Issued	(101,615)	-
Customer Deposits	(4,340)	-
Net Cash Used in Operating Activities	(386,128)	(52,739)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(8,618)	(21,700)
Net Cash Used in Investing Activities	(8,618)	(21,700)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013

Cash Flow From Financing Activities:
Proceeds from Loan Payable – Officer	-	4,919
Escrow Funds - Restricted	-	(3,318,978)
Escrow Liability	-	3,318,978
Proceeds From Issuance of Common Stock	-	19,999
Increase in Bond Sinking Fund	(28,846)	-
Net Cash (Used In) Provided by Financing Activities	(28,846)	24,918
Decrease In Cash and Cash Equivalents	(423,593)	(49,521)
Cash and Cash Equivalents - Beginning	706,351	73,424
Cash and Cash Equivalents – Ending	$282,757	$23,903

Supplemental Cash Flow Information:
Cash Paid For Interest	$254,033	$3,057
Cash Paid For Income Taxes	$1,426	$-
Non-Cash Investing Activities:
Reclassification of demo Equipment from inventory to property and equipment	$118,408	$-

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “TOMI” refer to TOMI Environmental Solutions, Inc.

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. is a global decontamination and infectious disease control company, providing green energy-efficient environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMistTM Binary Ionization Technology® (“BIT™”) hydrogen peroxide based mist and fogs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company incurred net losses of approximately $97,000 and $193,000 for the three months ended March 31, 2014 and 2013, respectively. In addition, the Company had a working capital deficiency of approximately $5,111,000 and a stockholders' deficit of $1,576,000 at March 31, 2014.  Cash and cash equivalents was approximately $283,000 as of March 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to raise additional capital.

The Company plans on funding operations and liquidity needs from the sales of its products and services, licensing arrangements, debt financing and/or sales of its common stock and notes convertible into common stock. There can be no assurance that additional funds required for continued operations during the next year or thereafter will be generated from our operations.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 25, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 6).

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (”FIFO”) method.  Inventories consist primarily of raw materials and finished goods.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation for equipment, furniture and fixtures and vehicles commences once placed in service for its intended use.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $84,000 for the three months ended March 31, 2014.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits related to the U.S. operations have been fully reserved at March 31, 2014 and 2013. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of March 31, 2014, consisted of 17,496,552 common shares from convertible debentures, 28,625,800 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of March 31, 2013, consisted of 8,475,000 common shares from outstanding warrants, 330,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of March 31, 2014, the Company had 762,011 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  As of March 31, 2014, no shares have been issued under the 2014 Stock Option Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

The Company had sales to an aggregate of five hospitals during the current period and  two of those hospitals represented  50% of total sales for the three months ended March 31, 2014.

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, The Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the three months ended March 31, 2014.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three months ended March 31, 2014 and 2013, advertising and promotional expenses were approximately $3,000 and $0, respectively.

Recent Accounting Pronouncements

In 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-1 through 2014-08. These updates did not have a significant impact on the financial statements.

NOTE 3: INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$228,695	$1,500
Finished goods	174,343	406,049
Inventory, end of period	$403,038	$407,549

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Furniture and fixture	$22,390	$22,390
Equipment	335,855	217,672
Computer equipment	8,843	-
Vehicles	44,344	44,344
	411,432	284,406
Less: Accumulated depreciation	139,868	120,338
	$271,564	$164,068

For the three months ended March 31, 2014 and 2013, depreciation was $19,529 and $9,711, respectively.

NOTE 5. INTANGIBLE ASSETS AND ASSET ACQUISITION

On April 15, 2013 the Company completed the acquisition of binary ionization technology and related patents and other assets consisting of personal property and inventory related to implementation of the Binary Ionization Technology related to these patents from L-3 Applied Technologies, Inc. ("L-3"). All of these assets are pledged as collateral for the convertible notes issued as described below in Note 5.

The purchase price allocation was obtained from an independent valuation firm. The following sets forth the components of the final purchase price allocation:

Purchase Price
Cash payment	$3,500,000
Warranty expense	10,000
Total purchase price	$3,510,000

Assets Purchased
Inventory	$71,700
Fixed assets	150,000
Patents	2,848,300
Trademarks	440,000
Total Assets Acquired	$3,510,000

The intangible assets purchased consist of Patents and Trademarks.  The patents are being amortized over the estimated remaining lives of the related patents, which is 7.7 years.  The trademarks have an indefinite life.  Amortization expense was $92,377 and $0 for the three months ended March 31, 2014 and 2013.

Definite life intangible assets consist of the following:

	March 31, 2014	December 31, 2013

Intellectual property and patents and trademarks	$2,959,400	$2,959,400
Less: Accumulated Amortization	465,213	372,836
Intangible Assets, net	$2,494,187	$2,586,564

Indefinite life intangible assets consist of the following:

	March 31, 2014	December 31, 2013

Trademarks	$440,000	$440,000
Total Trademarks	$440,000	$440,000

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

The convertible notes are convertible, at the option of the note holder, into shares of our common stock at an initial conversion price of $.29 (which conversion price is subject to adjustment upon the occurrence of events specified in the Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company).

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

The Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability.  The initial fair value of the embedded conversion feature was estimated at $7,316,092 and recorded as a derivative liability, resulting in an additional discount of $4,117,288 to the convertible notes and a finance charge of $3,198,804 included in the statement of operations for the year ended December 31, 2013.  The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

The debt discount is being amortized over the life of the convertible note using the effective interest method.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	March 31, 2014	Inception
Closing stock price	$0.34	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	175%	185%-190%
Remaining term (years)	1.33	2.30-2.07
Risk-free rate	0.24%	0.25%-0.43%
Expected dividend yield	0%	0%

Convertible notes consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Convertible notes	$5,074,000	$5,074,000
Initial Discount on convertible notes	(5,074,000)	(5,074,000)
Accumulated amortization of discount	145,410	70,442
Total convertible notes, net	$145,410	$70,442

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014:	Level 3	Total

Derivative Instruments	$5,914,197	$5,914,197

December 31, 2013:	Level 3	Total

Derivative Instruments	$7,665,502	$7,665,502

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended March 31, 2014.

March 31, 2014

Balance at December 31, 2013	$7,665,502
Fair Value Adjustment of Derivative Liability	(1,751,305)

Balance at March 31, 2014	$5,914,197

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

NOTE 8. STOCKHOLDERS’ DEFICIENCY

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At March 31, 2014 and December 31, 2013, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At March 31, 2014 and December 31, 2013, there were no shares issued and outstanding, respectively.

Common Stock

During the three months ended March 31, 2014, the Company issued 19,758 shares of common stock valued at approximately $9,000 for professional services rendered. In addition, the Company issued 6,420 shares of common stock valued at $3,000 to Harold Paul, Director, as payment for legal services rendered. The Company also issued 230,000 shares to the Rolyn Companies, Inc. (“Rolyn”) for labor and services support during the three months ended December 31, 2013 (See Note 9).

During the three months ended March 31, 2014, the Company issued 78,125 shares as consideration for payment of accrued compensation to the CEO amounting to $25,000.

Stock Options

The Company issued 20,000 options valued at $3,000 to a director in January 2013. The options have an exercise price of $0.15 per share. The options expire in January 2023. The options were valued using the Black-Scholes model using the following assumptions: volatility: 343%; dividend yield: 0%; zero coupon rate: 0.25%; and a life of 10 years.

The Company issued 20,000 options valued at $8,723 to a director in January 2014. The options have an exercise price of $0.44 per share. The options expire in January 2024. The options were valued using the Black-Scholes model using the following assumptions: volatility: 233%; dividend yield: 0%; zero coupon rate: 1.72%; and a life of 10 years.

The following table summarizes stock options outstanding as of March 31, 2014:

	March 31, 2014
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2014	60,000	$1.42
Granted	20,000	.44
Exercised	-	-
Outstanding, March 31, 2014	80,000	$1.17

Options outstanding and exercisable by price range as of March 31, 2014 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	6.77	20,000	$0.05
$2.10	40,000	5.77	40,000	$2.10
$0.44	20,000	9.76	20,000	$9.76

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

On September 26, 2013, the Company’s Chief Financial Officer, Christopher Chipman, was granted 300,000 warrants. The warrants have a term of five years and vest 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling $200,476 with the following assumptions: volatility, 179%; expected dividend yield, 0%; risk free interest rate, 1.43%; and a life of 5 years.  For the three months ended March 31, 2014, the Company recorded approximately $17,000 in stock based compensation expense on the vested portion of these warrants. The grant date fair value of each warrant was $0.67.

On February 11, 2014, as part of the employment agreements entered into with its three executive officers, the Board of Directors approved the grant of 3,000,000 stock warrants to each of them as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by these individuals totaling approximately $952,000 for each executive with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

On February 11, 2014, the Company’s Board of Directors approved the granting of 300,000 stock warrants to its CFO as incentive compensation. The warrants have a term of five years and vest as follows: 100,000 warrants will vest upon issuance; 100,000 warrants will vest as of February 11, 2015, and 100,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by the Company’s executive totaling approximately $95,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

For the three months ended March 31, 2014, the Company recorded approximately $1,113,000 in stock based compensation expense on the vested portion of the warrants issued to the executives on February 11, 2014.

The following table summarizes the outstanding common stock warrants as of March 31, 2014:

	March 31, 2014
		Weighted Average
	Number of Warrants	Exercise Price
Outstanding, January 1, 2014	19,325,800	$0.21
Granted	9,300,000	0.30
Exercised	-	-
Outstanding, March 31, 2014	28,625,800	$0.24

Warrants outstanding and exercisable by price range as of March 31, 2014 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	3.28	1,575,000	$0.01
$0.05	975,000	3.37	975,000	$0.05
$0.15	7,750,000	3.55	7,750,000	$0.15
$0.261	100,000	4.24	100,000	$0.261
$0.30	17,925,800	4.61	11,725,800	$0.30
$0.77	300,000	4.49	100,000	$0.77

Unvested warrants outstanding as of March 31, 2014 were as follows:

Unvested Warrants		Average Weighted
Weighted Average Exercise Price	Number	Remaining Contractual Life in Years
$0.77	200,000	4.49
$0.30	6,200,000	4.87

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

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement called for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  Either party can terminate the Agreement within 30 days written notice.  The Company has recorded approximately $30,000 and $0 support and service expense for the three months ended March 31, 2014 and 2013, respectively, and a related liability of approximately $30,000 has been recorded as common stock to be issued based on the fair value of the Company’s common stock as of March 31, 2014.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013.

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

Distribution Agreement

On March 21, 2014, the Company entered into an agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The principal of Plascencia Universal is also the broker for the Company’s insurance policies.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company also leases 1,611 square feet of office/warehouse space in San Diego, CA for research and development purposes.  The lease payments amount to approximately $2,000 per month with expiration on May 31, 2014.

NOTE 11. CONTRACTS AND AGREEMENTS

On May 29, 2013, the Company entered into a contract manufacturing agreement with DIVIND LLC (“DivInd”) for the manufacture of the Company’s Steramist Binary Ionization Technology (“BIT”) as well as the Company’s proprietary BIT solution.  DivInd will manufacture exclusively for the Company and also provide research and development services for the Company.  The Company is currently in the process of transitioning to a new manufacturer that has more ability for capacity and is regional to the Company’s East Coast office in Rockville, MD.

In September 2013, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, Columbia and Honduras.  The option period to extend to both Columbia and Honduras has expired.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.

NOTE 12. COMMON STOCK TO BE ISSUED

               As of March 31, 2014, the Company was obligated to issue 167,704 shares of common stock valued at approximately $49,000 primarily to certain vendors and consultants.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

In April 2014, the Company entered into purchase commitments with a new manufacturer for the procurement of inventory amounting to $465,000.

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

(2)
The second segment consists of maintenance services for the same square footage area which has a contract value of $60,000 per month for 3 years. The Company receives 15% of the $60,000 or $9,000 per month as a management fee for the first 12 months and 10% or $6,000 for the remaining 24 months of the CSS Contract. As of March 31, 2014, 5 1/2 months of maintenance service has been completed.

During the year ended December 31, 2013, as a result of certain members of the our management team, traveling to and leading a symposium entitled “Insights and Solutions for Emerging Viruses and Infectious Diseases” in Riyadh, Saudi Arabia on August 29, 2013, the Company generated sales to Al Ramez Establishments for Medical Supplies, a division of Al Ramez Group amounting to $99,000. TOMI has also received an order for approximately $356,000 from Al Ramez pending written results of our lab tests completed at their hospital along with complying with the Saudi Arabian import regulatory requirement We are still waiting for approval from the Minister of Health who has been recently replaced and believe the approval process will be delayed as a result until a new Minister of Health is appointed.

Domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM technology under our existing decontamination programs with Sinai Hospital in Baltimore, Maryland, Northwest Hospital in Randallstown, Maryland, St. Mary’s in Philadelphia, Baptist Hospital in Little Rock, Arkansas, and Geisenger Medical Center in Danville, Pennsylvania and Geisenger, Wyoming Valley. The BITTM system has recently been purchased by Union Memorial, a Med-Star partner hospital, part of the 10 hospital chain, as well as Spring Hill Medical Center,  Bayhealth Kent General and Bayhealth Milford General. TOMI has also expanded sales to the pharmaceutical and clean-room market with sales of its Environmental Unit to Six-Log, Mannkind Corporation, Controlled Contamination Services, Felder Services and Telstar Life Sciences along with RTI Biologicals. SteraMistTM is also currently being tested in two other major U.S. teaching hospitals and the Sperry Group each of which are in the process of completing peer review studies with results anticipated to be published within 15 months.  We are currently awaiting an update on the progress of these studies.

As of April 1, 2013, we entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement calls for payment to Rolyn of 76,666 shares of the Company’s common stock per month in exchange for these labor and support services.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  The Company has recorded $30,000 and $0 support and service expense for the three months ended March 31, 2014 and 2013, respectively. The agreement provides for either party to terminate the Agreement within 30 days written notice.  Certain officers of Rolyn were appointed officers of the Company in July 2013.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Loss and Net Loss Attributable to Common Shareholder

Net loss for the three months ended March 31, 2014 and 2013 amounted to approximately $97,000 and $193,000, respectively, representing a decrease in net loss of $96,000.  The primary reasons for this decrease in net loss can be attributed to:

●	An approximate $1,751,000 gain on the change in the fair value of the embedded conversion feature of the convertible notes; offset by;
●	Non-cash charges of approximately $1,142,000 in equity compensation expense;
●
Higher interest expense of approximately $124,000, higher amortization of deferred finance costs of $84,000 and higher amortization of debt discount charges of $75,000 all related to the $5,074,000 in convertible notes issued in 2013;

●	Higher general and administrative expenses of approximately$130,000 mainly due to higher salaries and wages due to new hires during the current period, and;
●	Higher depreciation and amortization charges of approximately $102,000 in connection with our patent acquistion associated with the SteraMistTM line of products.

Sales

During the three months ended March 31, 2014 and 2013, we had net revenue of approximately $273,000 and $39,000, respectively, representing an increase in revenue of $234,000 or 600%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.

Cost of Sales

During the three months ended March 31, 2014 and 2013, we had cost of sales of approximately $114,000 and $33,000, respectively, representing an increase of $81,000 or 245%.  The primary reason for the increase in cost of sales was due to sales increasing during the three months ended March 31, 2014 versus the same period in the prior year.  Costs of sales did not increase in conjunction with sales as we experienced higher profit margins attributable to gaining economies of scale through the acquisition of the SteraMistTM line of products from L-3 in April 2013.

Professional Fees

Professional fees for the three months ended March 31, 2014 totaled approximately $114,000 as compared to $109,000 during the same quarter in the prior year representing an increase of approximately $5,000 or 5%.  Professional fees were mainly comprised of legal, accounting and financial consulting fees during the three months ended March 31, 2014. Professional fees were mainly comprised of environmental advisory, accounting and legal fees during the three months ended March 31, 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $112,000 and $10,000 for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily the result of amortization expense recognized during the three months ended March 31, 2014 in connection with our patents associated with the SteraMistTM line of products.  There was no such expense during the three months ended March 31, 2013 as the patents were acquired in April 2013.

Selling Expenses

Selling expenses for the three months ended March 31, 2014 totaled approximately $61,000 as compared to $5,000 for the same period in 2013 representing an increase of $56,000.  These expenses increased in conjunction with sales and are mainly comprised of selling salaries and wages, trade show fees, commissions and marketing expenses.

Research & Development

Research and development expenses for the three months ended March 31, 2014 totaled approximately $31,000 as compared to $0 in 2013.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. There were no such costs during the three months ended March 31, 2013 as we had not yet acquired the patents associated with the SteraMistTM line of products from L-3 (April 2013).

Consulting Fees

Consulting fees for the three months ended March 31, 2014 totaled approximately $58,000 as compared to $0 during the same quarter in the prior year representing an increase of approximately $58,000.  The increase in consulting fees is primary due to: 1) Non-cash charges incurred with regard to the support and services agreement with Rolyn Companies, Inc. (“Rolyn”) amounting to $30,000; and 2) EPA advisory services amounting to $10,000.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended March 31, 2014 totaled approximately $1,142,000 as compared to $0 in 2013.  Equity compensation expense incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  See Note 8. Stockholders’ Equity (Deficiency) for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $202,000 and $71,000 for the three months ended March 31, 2014 and 2013, respectively, representing an increase of $131,000 or 185%.  The primary reason for the increase in General and administrative expenses can be attributed to higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $84,000 for the three months ended March 31, 2014 compared to no such costs in the prior period.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $75,000 during the three months ended March 31, 2014, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the three months ended March 31, 2014, amounted to approximately a $1,751,000 gain versus no such costs in the prior period.  This represents the change in the fair value of the embedded conversion feature of the convertible notes.

Interest expense for the three months ended March 31, 2014 and 2013 was approximately $127,000 and 3,000, respectively.  The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Summary of Quarterly Results

	For the three	For the three
	months ended	months ended
	March 31, 2014	March 31, 2013

Revenues	$273,000	$39,000
Gross Profit	159,000	6,000
Total Operating Expenses*	1,721,000	195,000
Net loss from Operations	(1,562,000)	(189,000)
Total Other Income (Expense)	1,464,000	(3,000)
Net Loss	$(97,000)	$(193,000)
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)

*Includes approximately $1,142,000 in non-cash equity compensation expense for the three
Months ended March 31, 2014.

Summary of Revenues

	For the three	For the three
	months ended	months ended
	March 31, 2014	March 31, 2013

Revenues:
Equipment / Product	$167,000	$23,000
BIT Solution	74,000	16,000
Bio-mass and Decontamination
Services	2,000	-
Maintenance fees	27,000
Training	3,000	-
Total Revenues	$273,000	$39,000

Sales Information of Geographic Basis

	For the three	For the three
	months ended	months ended
	March 31, 2014	March 31, 2013

Revenues:
International	$28,000	$-
United States	245,000	39,000
Total Revenues	$273,000	$39,000

Liquidity and Capital Resources

Going Concern

The condensed consolidated financial statements contained in this Interim Report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an immediate and urgent need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company. We plan on funding operations and liquidity needs from the sales of its products and services, licensing arrangements, debt financing and/or sales of its common stock and notes convertible into common stock. There can be no assurance that additional funds required for continued operations during the next year or thereafter will be generated from our operations. Should we seek additional funds from external sources such as debt or additional equity financings or other potential sources, there can be no assurance that such funds will be available on terms acceptable to us or that they will not have a significant dilutive effect on our existing stockholders. The inability to generate cash flow from operations or to raise sufficient capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

Operating activities

Cash used in operating activities during the three months ended March 31, 2014 and 2013 was approximately $386,000 and $53,000, respectively.  Cash used in operating activities increased $333,000 as compared to the three months ended March 31, 2013, primarily due to: 1) the Company expending funds for the hiring and engaging of experienced staff and consultants in 2014, 2) procuring raw material inventory for an anticipated increase in sales in 2014, and 3) higher interest payments on convertible notes.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2014, amounted to approximately $9,000 primarily due to the acquisition of computer equipment.  Cash used in investing activities during the three months ended March 31, 2013, amounted to approximately $22,000, primarily from the acquisition of equipment from L-3.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2014 amounted to approximately $29,000, primarily from the increase in funds deposited within the bond sinking fund during the current period as a result of higher revenues.

Cash provided by financing activities during the three months ended March 31, 2014 amounted to approximately $25,000, primarily from proceeds received of approximately $20,000 during the period from the issuance of common stock.

As of March 31, 2014 we had a cash balance of approximately $283,000.  We have incurred significant net losses since inception, including a net loss of approximately $97,000 for the three months ended March 31, 2014. We have, since inception, consistently incurred negative cash flow from operations. We experienced an increase in working capital deficiency and an increase in stockholders’ deficiency mainly related to non-cash charges incurred as a result of the completion of the private placement in April 2013 in which the Company raised approximately $5,074,000 in gross proceeds, enabling it to complete the asset purchase from L-3. As of March 31, 2014, we had a working capital deficiency of approximately $5,111,000 and a stockholders’ deficiency of $1,576,000.

In April 2014, we have entered into purchase commitments with a new manufacturer for the procurement of inventory amounting to $465,000.

We currently have 7,611,000 warrants issued to note holders of our convertible debt at an exercise price of $0.30.  In the event, all holders were to exercise their warrant holdings, we would receive approximately $2,283,000 in gross proceeds.  There can be no assurance that the note holders will exercise their warrants by the expiration date of their respective warrant.

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2014.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended March 31, 2014.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in our Form 10-K filed with the Commission on March 25, 2014.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I: Exhibits

Exhibit No.	Description

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

Part II: Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 14, 2014	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer