Form 10-Q
period 2014-06-30
TOMI Environmental Solutions, Inc.
filed 2014-08-12
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, the registrant had 80,839,968  shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30 , 2014

TABLE OF CONTENTS

		Page
PART I -	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4	CONTROLS AND PROCEDURES	29

PART II -	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	29

ITEM 1A	RISK FACTORS	29

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5	OTHER INFORMATION	29

ITEM 6	EXHIBITS	29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended June 30, 2014.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2013.

The results reflected for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	June 30, 2014 (Unaudited)	December 31, 2013
Cash and Cash Equivalents	$209,323	$706,350
Cash – Restricted (Note 6)	139,924	70,124
Accounts Receivable - net	293,197	805,809
Inventories (Note 3)	553,576	407,549
Prepaid Expenses	53,434	7,980
Total Current Assets	1,249,454	1,997,812

Property & Equipment – net (Note 4)	288,356	164,068

Other Assets:
Intangible Assets – net (Note 5)	2,841,810	3,026,564
Deferred Financing Costs – net (Note 6)	372,278	542,116
Deposits	2,353	2,543
Total Other Assets	3,216,441	3,571,223
Total Assets	$4,754,251	$5,733,103
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable and Accrued Expenses	$544,729	$383,349
Accrued Interest on Convertible Notes (Note 6)	211,417	211,194
Accrued Officers Compensation (Note 9)	54,000	25,000
Common Stock to be Issued (Note 12)	100,832	150,871
Customer Deposits	23,968	14,105
Derivative Liability (Note 7)	4,419,365	7,665,502
Total Current Liabilities	5,354,311	8,450,021

Convertible Notes Payable, net of discount of $4,786,104 and $5,003,558 at June 30, 2014 and December 31, 2013, respectively (Note 6)	287,896	70,442
Total Long-term Liabilities	287,896	70,442
Total Liabilities	5,642,207	8,520,463

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at June 30, 2014 and December 31, 2013	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
80,225,890 and 79,867,217 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively.	802,259	798,672
Additional Paid-In Capital	17,252,121	15,674,958
Accumulated Deficit	(18,947,436)	(19,266,090)
Total Stockholders’ Deficiency	(887,956)	(2,787,360)
Total Liabilities and Stockholders’ Deficiency	$4,754,251	$5,733,103
The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales, net	$416,455	$172,864	$689,484	$212,029
Cost of Sales	138,140	61,934	251,986	95,304
Gross profit	278,315	110,930	437,498	116,725

Operating Expenses:
Professional Fees	76,995	58,782	190,825	167,911
Depreciation and Amortization	112,388	97,630	224,294	107,341
Selling Expenses	115,707	23,878	177,155	29,128
Research and Development	65,851	13,516	97,142	16,347
Equity Compensation Expense (Note 8)	263,173	-	1,405,522	-
Consulting fees	25,750	183,877	84,153	183,877
General and Administrative	342,697	126,810	544,342	194,690
Total Operating Expenses	1,002,561	503,863	2,723,433	699,294
Loss from Operations	(724,246)	(392,933)	(2,285,935)	(582,569)

Other Income (Expense):
Amortization of Deferred Financing Costs	(85,388)	(61,791)	(169,838)	(61,791)
Amortization of Debt Discounts	(142,487)	(8,817)	(217,455)	(8,817)
Fair Value Adjustment of Derivative Liability	1,494,832	(4,555,537)	3,246,137	(4,555,537)
Financing Costs	-	(2,868,050)	-	(2,868,050)
Interest Expense – Related Party	-	(161)	-	(161)
Interest Expense	(126,850)	(98,645)	(254,256)	(101,702)
Total Other Income (Expense)	1,140,107	(7,593,001)	2,604,588	(7,596,058)

Net Income (Loss)	$415,861	$(7,985,934)	$318,653	$(8,178,627)

Net Income (Loss) Per Common Share
Basic	$0.01	$(0.11)	$0.00	$(0.11)
Diluted	$0.00	$(0.11)	$0.00	$(0.11)

Basic Weighted Average Common Shares Outstanding	80,225,890	75,935,563	80,186,585	75,715,735
Diluted Weighted Average Common Shares Outstanding	126,428,242	75,935,563	124,230,705	75,715,735
The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at December 31, 2013	510,000	$5,100	79,867,217	$798,672	$15,674,958	$(19,266,090)	$(2,787,360)
Equity based compensation			-	-	1,405,522	-	1,405,522
Common stock issued for services provided			280,548	2,806	147,423	-	150,229
Common stock issued for executive compensation			78,125	781	24,219	-	25,000
Net income for the six months ended June 30, 2014			-	-	-	318,653	318,653
Balance at June 30, 2014	510,000	$5,100	80,225,890	$802,259	$17,252,121	$(18,947,437)	$(887,956)
The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Six Months Ended
	June 30,
	2014	2013
Cash Flow From Operating Activities:
Net Income (Loss)	$318,653	$(8,178,627)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	224,293	107,341
Amortization of Deferred Financing Costs	169,838	61,791
Amortization of Debt Discount	217,455	8,817
Finance Charges in connection with convertible debt	-	2,868,050
Fair Value Adjustment of Derivative Liability	(3,246,137)	4,555,537
Equity Based Compensation	1,405,522	107,132
Value of Equity Issued for Services	175,228	-
Reserve for Bad Debts	66,621	-
Changes in Operating Assets and Liabilities:
Decrease (increase) in:
Accounts Receivable	445,990	100,928
Inventory	(270,809)	(37,368)
Prepaid Expenses	(45,454)	(31,274)
Deposits	190	(189,735)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	161,380	59,755
Accrued Interest	222	-
Warrant Liability	-	10,000
Accrued Officers Compensation	29,000	10,000
Common Stock to be Issued	(50,039)	132,686
Customer Deposits	9,863	24,955
Net Cash Used in Operating Activities	(388,181)	(390,012)

Cash Flow From Investing Activities:
Purchase of Intangibles	-	(3,278,300)
Purchase of Property and Equipment	(39,046)	(172,690)
Net Cash Used in Investing Activities	(39,046)	(3,450,990)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The Six Months Ended June 30,
	2014	2013

Cash Flow From Financing Activities:
Proceeds from Loan Payable – Officer	-	4,919
Proceeds from Convertible Notes Payable	-	4,874,000
Deferred Debt Costs	-	(587,309)
Proceeds From Issuance of Common Stock	-	666,100
Increase in Bond Sinking Fund	(69,800)	-
Net Cash (Used In) Provided by Financing Activities	(69,800)	4,957,710
Increase (Decrease) In Cash and Cash Equivalents	(497,027)	1,116,708
Cash and Cash Equivalents - Beginning	706,350	73,424
Cash and Cash Equivalents – Ending	$209,323	$1,190,132

Supplemental Cash Flow Information:
Cash Paid For Interest	$254,033	$5,647
Cash Paid For Income Taxes	$2,006	$933
Non-Cash Investing Activities:
Reclassification of demo equipment from inventory to property and equipment	$124,781	$-
Discount on convertible debt	$-	$4,874,000
Derivative liability	$-	$6,874,538
Common stock warrants issued as deferred finance costs	$-	$143,701
Finders fee accrued	$-	$30,000

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “TOMI” refer to TOMI Environmental Solutions, Inc.

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. is a global decontamination and infectious disease control company, providing  environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMistTM Binary Ionization Technology® (“BIT™”) hydrogen peroxide based mist and fogs.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has losses from operations of approximately $2,286,000 and $584,000 for the six months ended June 30, 2014 and 2013, respectively. In addition, the Company had a working capital deficiency of approximately $4,105,000 and a stockholders' deficit of $888,000 at June 30, 2014.  Cash and cash equivalents was approximately $209,000 as of June 30, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to raise additional capital.

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

The Company’s financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued expenses.  All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.  The recorded value of long-term convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 6).

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $170,000 for the six months ended June 30, 2014.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits related to the U.S. operations have been fully reserved at June 30, 2014 and 2013. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of June 30, 2014, consisted of 17,496,552 common shares from convertible debentures, 28,625,800 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.

Potentially dilutive securities as of June 30, 2013, consisted of 16,806,897 common shares from convertible debentures, 18,685,800 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net Income (Loss)	$415,861	$(7,985,934)	$318,653	$(8,178,627)
Denominator:
Basic weighted-average shares	80,225,890	75,935,563	80,186,585	75,715,735
Effect of dilutive securities
Warrants	28,625,800	-	26,467,789	-
Convertible Debt	17,496,552	-	17,496,552	-
Options	80,000	-	79,779	-
Diluted Weighted Average Shares	126,428,242	75,935,563	124,230,705	75,715,735

Net Income (Loss) Per Common Share:
Basic	$0.01	$(0.11)	$0.00	$(0.11)
Diluted	$0.00	$(0.11)	$0.00	$(0.11)

Note: Warrants, Convertible debt and options for the three and six months ended June 30, 2013 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Loss from Operations Data:

Loss from Operations	$(724,246)	$(392,933)	$(2,285,935)	$(582,569)
Basic and Diluted Weighted Average Shares	80,225,890	75,935,563	80,186,585	75,715,735

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of June 30, 2014, the Company had 751,896 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  As of June 30, 2014, no shares have been issued under the 2014 Stock Option Plan.

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

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, The Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the six months ended June 30, 2014.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the six months ended June 30, 2014 and 2013, advertising and promotional expenses were approximately $6,000 and $1,000, respectively.

Recent Accounting Pronouncements

In 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-1 through 2014-08. These updates did not have a significant impact on the financial statements.

NOTE 3: INVENTORIES

Inventories consist of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Raw materials	$267,313	$1,500
Finished goods	286,263	406,049
Inventory, end of period	$553,576	$407,549

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:
	June 30,	December 31,
	2014	2013
	(Unaudited)

Furniture and fixture	$51,259	$22,390
Equipment	342,229	217,672
Computer equipment	10,402	-
Vehicles	44,344	44,344
	448,234	284,406
Less: Accumulated depreciation	159,878	120,338
	$288,356	$164,068

For the six months ended June 30, 2014 and 2013, depreciation was $39,540 and $30,386, respectively.

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

The intangible assets purchased consist of Patents and Trademarks.  The patents are being amortized over the estimated remaining lives of the related patents, which is 7.7 years.  The trademarks have an indefinite life.  Amortization expense was $184,755 and $76,955 for the six months ended June 30, 2014 and 2013.

Definite life intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Intellectual property and patents and trademarks	$2,959,400	$2,959,400
Less: Accumulated Amortization	557,590	372,836
Definite Life Intangible Assets, net	$2,401,810	$2,586,564

Indefinite life intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Trademarks	$440,000	$440,000
Total Trademarks	$440,000	$440,000

Total Intangible Assets, net	$2,841,810	$3,026,564

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	June 30, 2014	Inception
Closing stock price	$0.30	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	165%	185%-190%
Remaining term (years)	1.08	2.30-2.07
Risk-free rate	0.14%	0.25%-0.43%
Expected dividend yield	0%	0%

Convertible notes consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Convertible notes	$5,074,000	$5,074,000
Initial Discount on convertible notes	(5,074,000)	(5,074,000)
Accumulated amortization of discount	287,896	70,442
Total convertible notes, net	$287,896	$70,442

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014:	Level 3	Total

Derivative Instruments	$4,419,365	$4,419,365

December 31, 2013:	Level 3	Total

Derivative Instruments	$7,665,502	$7,665,502

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended June 30, 2014.

June 30, 2014

Balance at December 31, 2013	$7,665,502
Fair Value Adjustment of Derivative Liability	(3,246,137)

Balance at June 30, 2014	$4,419,365

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At June 30, 2014 and December 31, 2013, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At June 30, 2014 and December 31, 2013, there were no shares issued and outstanding, respectively.

Common Stock

During the six months ended June 30, 2014, the Company issued 35,949 shares of common stock valued at approximately $15,428 for professional services rendered. In addition, the Company issued 14,599 shares of common stock valued at $6,000 to Harold Paul, Director, as payment for legal services rendered. The Company also issued 230,000 shares to the Rolyn Companies, Inc. (“Rolyn”) for labor and services support (See Note 9).

During the six months ended June 30, 2014, the Company issued 78,125 shares as consideration for payment of accrued compensation to the CEO amounting to $25,000.

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

The following table summarizes stock options outstanding as of June 30, 2014:

	June 30, 2014

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2014	60,000	$1.42
Granted	20,000	.44
Exercised	-	-
Outstanding, June 30, 2014	80,000	$1.17

Options outstanding and exercisable by price range as of June 30, 2014 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	6.52	20,000	$0.05
$2.10	40,000	5.52	40,000	$2.10
$0.44	20,000	9.52	20,000	$0.44

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

On September 26, 2013, the Company’s Chief Financial Officer, Christopher Chipman, was granted 300,000 warrants. The warrants have a term of five years and vest 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling $208,022 with the following assumptions: volatility, 179%; expected dividend yield, 0%; risk free interest rate, 1.43%; and a life of 5 years.  For the six months ended June 30, 2014, the Company recorded approximately $39,000 in stock based compensation expense on the vested portion of these warrants. The grant date fair value of each warrant was $0.67.

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

For the six months ended June 30, 2014, the Company recorded approximately $1,406,000 in stock based compensation expense on the vested portion of the warrants issued to executives.

The following table summarizes the outstanding common stock warrants as of June 30, 2014:

	June 30, 2014
		Weighted Average
	Number of Warrants	Exercise Price
Outstanding, January 1, 2014	19,325,800	$0.21
Granted	9,300,000	0.30
Exercised	-	-
Outstanding, June 30, 2014	28,625,800	$0.24

Warrants outstanding and exercisable by price range as of June 30, 2014 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	3.04	1,575,000	$0.01
$0.05	975,000	3.12	975,000	$0.05
$0.15	7,750,000	3.30	7,750,000	$0.15
$0.261	100,000	3.99	100,000	$0.261
$0.30	17,925,800	4.36	11,725,800	$0.30
$0.77	300,000	4.24	100,000	$0.77

Unvested warrants outstanding as of June 30, 2014 were as follows:

Unvested Warrants		Average Weighted
Weighted Average Exercise Price	Number	Remaining Contractual Life in Years
$0.77	200,000	4.24
$0.30	6,200,000	4.62

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

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement called for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  Either party can terminate the Agreement within 30 days written notice.  The Company has recorded approximately $52,000 and $60,000 support and service expense for the six months ended June 30, 2014 and 2013, respectively, and a related liability of approximately $52,000 (150,000 shares) has been recorded as common stock to be issued based on the fair value of the Company’s common stock as of June 30, 2014.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013.

Engagement Agreement

On September 26, 2013, the Company entered into an engagement agreement with Christopher M. Chipman.  Pursuant to the engagement agreement, Mr. Chipman serves as our Chief Financial Officer and receives a base annual fee of at least $60,000.  On February 11, 2014, the Company’s Board of Directors approved an increase to its Chief Financial Officer’s base annual fee to at least $120,000.  On July 18, 2014 Mr. Chipman resigned as Chief Financial Officer (see Note 13).

Distribution Agreement

On March 21, 2014, the Company entered into an agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The principal of Plascencia Universal is also the broker for the Company’s insurance policies.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company  leased 1,611 square feet of office/warehouse space in San Diego, CA for research and development purposes.  The lease payments amounted to approximately $2,000 per month.  This lease expired and the Company has continued to rent the space on a month-to-month basis.

In April 2014, the Company entered into purchase commitments with a new manufacturer for the procurement of inventory amounting to $465,000.

NOTE 11. CONTRACTS AND AGREEMENTS

In September 2013, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, Columbia and Honduras.  The option period to extend to both Columbia and Honduras has expired.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.

NOTE 12. COMMON STOCK TO BE ISSUED

               As of June 30, 2014, the Company was obligated to issue 340,006 shares of common stock valued at approximately $101,000 primarily to certain vendors and consultants.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

During July 2014, the Company sold 340,740 shares of common stock at $0.27 for gross proceeds of approximately $92,000.

On July 18, 2014, the Company’s Chief Financial Officer resigned from the Company.

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

In April 2013, we completed the acquisition of certain assets from L-3 Applied Technologies, Inc. (“L-3”) for $3,510,000. This acquired patented technology relates to a disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) mist and is trademarked as Binary Ionization Technology® (BITTM) which deactivates most organic compounds quickly and effectively kills viruses, bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces. The products byproducts are oxygen and water and thus are environmentally friendly.

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

We believe that reducing Healthcare Associated Infections (“HAIs”), which are the fourth leading cause of death in the United States and cost the healthcare system is approximately $36 - $45 billion annually according to the Centers for Disease Control provide significant opportunities for our technology, services, and products. Statistically, it has been documented that approximately 10% of inpatients contract infections from hospitals resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. Further, it has been estimated that approximately 15% of all discharged patients are readmitted with infections, which among other things results in the healthcare facility becoming financially penalized. According to published studies, current hospital cleaning procedures leave behind between 30%-60% of microorganisms depending upon the process. These remaining surface and air pathogens increase the risk of acquiring a HAI. TOMI’s BITTM safely and effectively kills 99.9999% (a six-log kill) of all known pathogens. In comparison to most of its competitors, SteraMistTM technology has a quicker and higher kill level, leaves no residue, is not effected by humidity, is not caustic, has a shorter treatment time and converts to oxygen and water which differentiates us from our competition.

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

Internatinally and domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM technology under our existing programs to twenty nine clients in a variety of industries internationally and domestically including, healthcare, tissue banks, remediation companies, sterilization hood industry, pharmaceutical companies and Civil Defenses.

As of April 1, 2013, we entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement calls for payment to Rolyn of 76,666 shares of the Company’s common stock per month in exchange for these labor and support services.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  The Company has recorded $52,000 and $60,000 support and service expense for the six months ended June 30, 2014 and 2013, respectively. The agreement provides for either party to terminate the Agreement within 30 days written notice.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013.

Through our sales and services, our business growth objective is to be “The Global Leader in Decontamination and Infectious Disease Control” through our premier novel platform of hydrogen peroxide mists and fogs, as well as other products and technologies. We have, and continue to expand and support research on other air remediation solutions including hydroxyl radicals and other ROS and to form business alliances which may include selling licenses and or performing decontamination services with tissue banks, pharmaceutical labs, blood labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief. Our intended targets are located Internationally and in North America, including  South America, Central America, Middle East and the Far East.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Income (Loss)

Net income for the three months ended June 30, 2014 was approximately $416,000 as compared to a net loss for the same period in the prior year of approximately $7,986,000 representing a decrease in net loss of $8,402,000.  The primary reasons for this decrease in net loss can be attributed to:

●
Changes in the fair value of the embedded conversion feature of the convertible notes of $6,050,000 and financing costs of approximately $2,868,000 resulting from the issuance of convertibles notes in 2013; offset by;

●	Non-cash charges of approximately $263,000 in equity compensation expense;
●	Higher amortization of debt discount charges of approximately $134,000 related to the $5,074,000 in convertible notes issued in 2013, and;
●	Higher selling expenses of approximately $92,000 mainly due to a ramp up of sales, marketing and trade shows during the current quarter

Sales

During the three months ended June 30, 2014 and 2013, we had net revenue of approximately $416,000 and $173,000, respectively, representing an increase in revenue of $243,000 or 141%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.  We have also ramped up sales, marketing and trade shows which has positively impacted sales as compared to the prior period.

Cost of Sales

During the three months ended June 30, 2014 and 2013, we had cost of sales of approximately $138,000 and $62,000, respectively, representing an increase of $76,000 or 123%.  The primary reason for the increase in cost of sales was due to sales increasing in conjunction with costs during the three months ended June 30, 2014.

Professional Fees

Professional fees for the three months ended June 30, 2014 totaled approximately $77,000 as compared to $59,000 during the same quarter in the prior year representing an increase of approximately $18,000 or 31%.  Professional fees are mainly comprised of legal, environmental advisory, accounting and financial consulting fees during the three months ended June 30, 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $112,000 and $98,000 for the three months ended June 30, 2014 and 2013, respectively. The increase in depreciation expense was attributable to SteraMistTM equipment being reclassed and utilized by the company for demo and/or rental use during the three months ended June 30, 2014.

Selling Expenses

Selling expenses for the three months ended June 30, 2014 totaled approximately $116,000 as compared to $24,000 for the same period in 2013 representing an increase of $92,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales, marketing and trade shows in the current period which has positively impacted sales as compared to the prior period.

Research & Development

Research and development expenses for the three months ended June 30, 2014 totaled approximately $66,000 as compared to $14,000 in 2013.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. There were minimal costs during the three months ended June 30, 2013 as we had recently acquired the patents associated with the SteraMistTM line of products from L-3 (April 2013).

Consulting Fees

Consulting fees for the three months ended June 30, 2014 totaled approximately $26,000 as compared to $184,000 during the same quarter in the prior year representing a decrease of approximately $158,000 or 86%.  The decrease in consulting fees is primarily due to a decrease in non-cash charges incurred with regard to the support and services agreement with Rolyn Companies, Inc. (“Rolyn”) amounting to $38,000 in the current period as well as a general decrease in consulting fees as the Company hired full time employees during 2014 rather than out-sourcing to consultants.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended June 30, 2014 totaled approximately $263,000 as compared to $0 in 2013.  Equity compensation expense incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  See Note 8. Stockholders’ Deficiency for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $343,000 and $126,000 for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $217,000 or 172%.  The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $85,000 and $62,000 for the three months ended June 30, 2014 and 2013, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $142,000 and $9,000 during the three months ended June 30, 2014 and 2013, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the three months ended June 30, 2014, amounted to approximately a $1,495,000 gain in the current period versus a loss of $4,556,000 in the prior period.  This represents the change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs were $0 for the three months ended June 30, 2014 versus $2,868,000 of such costs during the same period in the prior year.  These costs were attributed to the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Interest expense for the three months ended June 30, 2014 and 2013 was approximately $127,000 and 99,000, respectively.  The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Income (Loss)

Net income for the six months ended June 30, 2014 was approximately $319,000 as compared to a net loss for the same period in the prior year of approximately $8,179,000 representing a decrease in net loss of $8,498,000.  The primary reasons for this decrease in net loss can be attributed to:

●
Changes in the fair value of the embedded conversion feature of the convertible notes of $7,802,000 and financing costs of approximately $2,868,000 resulting from the issuance of convertibles notes in 2013; offset by;

●	Non-cash charges of approximately $1,406,000 in equity compensation expense;
●	Higher general and administrative expenses of $349,000 mainly due to higher salaries and wages due to new hires during the current period.
●	Higher amortization of debt discount charges of approximately $208,000 related to the $5,074,000 in convertible notes issued in 2013, and;
●	Higher selling expenses of approximately $148,000 mainly due to a ramp up of sales, marketing and trade shows during the current period.

Sales

During the six months ended June 30, 2014 and 2013, we had net revenue of approximately $689,000 and $212,000, respectively, representing an increase in revenue of $477,000 or 225%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.  We have also ramped up sales, marketing and trade shows which has positively impacted sales as compared to the prior period.

Cost of Sales

During the six months ended June 30, 2014 and 2013, we had cost of sales of approximately $252,000 and $95,000, respectively, representing an increase of $157,000 or 165%.  The primary reason for the increase in cost of sales was due to sales increasing mostly conjunction with costs during the six months ended June 30, 2014.  We also experienced higher profit margins attributable to gaining economies of scale through the acquisition of the SteraMistTM line of products from L-3 in April 2013 during the six months ended June 30, 2014.

Professional Fees

Professional fees for the six months ended June 30, 2014 totaled approximately $191,000 as compared to $168,000 during the same quarter in the prior year representing an increase of approximately $23,000 or 14%.  Professional fees are mainly comprised of legal, environmental advisory, accounting and financial consulting fees during the six months ended June 30, 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $224,000 and $107,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in depreciation expense was attributable to: 1) amortization expense recognized during the six months ended June 30, 2014 in connection with our patents associated with the SteraMistTM line of products. There was no such expense during the three months ended March 31, 2013 as the patents were acquired in April 2013, and 2) SteraMistTM equipment being reclassed and utilized by the company for demo and/or rental use during the three months ended June 30, 2014.

Selling Expenses

Selling expenses for the six months ended June 30, 2014 totaled approximately $177,000 as compared to $29,000 for the same period in 2013 representing an increase of $148,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales, marketing and trade shows in the current period which has positively impacted sales as compared to the prior period.

Research & Development

Research and development expenses for the six months ended June 30, 2014 totaled approximately $97,000 as compared to $16,000 in 2013.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. There were minimal costs during the six months ended June 30, 2013 as we had recently acquired the patents associated with the SteraMistTM line of products from L-3 (April 2013).

Consulting Fees

Consulting fees for the six months ended June 30, 2014 totaled approximately $84,000 as compared to $184,000 during the same period in the prior year representing a decrease of approximately $100,000 or 54%.  The decrease in consulting fees is primary due to a general decrease in consulting fees as the Company hired full time employees during 2014 rather than out-sourcing to consultants.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the six months ended June 30, 2014 totaled approximately $1,406,000 as compared to $0 in 2013.  Equity compensation expense is incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  See Note 8. Stockholders’ Deficiency for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $544,000 and $195,000 for the six months ended June 30, 2014 and 2013, respectively, representing an increase of $349,000 or 179%.  The primary reason for the increase in General and administrative expenses can be attributed to higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $170,000 and $62,000 for the six months ended June 30, 2014 and 2013, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $217,000 and $9,000 during the six months ended June 30, 2014 and 2013, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the six months ended June 30, 2014, amounted to approximately a $3,246,000 gain in the current period versus a loss of $4,556,000 in the prior period.  This represented a $7,802,000 change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs were $0 for the six months ended June 30, 2014 versus $2,868,000 of such costs during the same period in the prior year.  These costs were attributed to the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Interest expense for the six months ended June 30, 2014 and 2013 was approximately $254,000 and 102,000, respectively.  The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes issued during the second quarter 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Summary of Results
	For the six	For the six
	months ended	months ended
	June 30, 2014	June 30, 2013

Revenues	$689,000	$212,000
Gross Profit	437,000	117,000
Total Operating Expenses(1)	2,723,000	699,000
Loss from Operations	(2,286,000)	(583,000)
Total Other Income (Expense)(2)	2,604,000	(7,596,000)
Net Income (Loss)	$319,000	$(8,179,000)
Basic net income (loss) per share	$0.00	$(0.11)
Diluted net income (loss) per share	$0.00	$(0.11)

(1)	Includes approximately $1,406,000 and $0 in non-cash equity compensation expense for the six
         Months ended June 30, 2014 and 2013, respectively.
(2)
Includes fair value adjustment gain on derivative liability of approximately $3,246,000 for the six months ended June 30, 2014 and a fair value adjustment loss of $4,556,000 and finance costs of $2,868,000 for the six months ended June 30, 2013.

Summary of Revenues
	For the six	For the six
	months ended	months ended
	June 30, 2014	June 30, 2013

Revenues:
Equipment / Product	$414,000	$128,000
BIT Solution	190,000	57,000
Bio-mass and Decontamination
Services	21,000	22,000
Maintenance fees	54,000	-
Training	10,000	5,000
Total Revenues	$689,000	$212,000

Sales Information of Geographic Basis
	For the six	For the six
	months ended	months ended
	June 30, 2014	June 30, 2013

Revenues:
International	$137,000	$-
United States	552,000	212,000
Total Revenues	$689,000	$212,000

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

Operating activities

Cash used in operating activities during the six months ended June 30, 2014 and 2013 was approximately $388,000 and $390,000, respectively.  Cash used in operating activities decreased $2,000 as compared to the six months ended June 30, 2013, primarily due to: 1) the Company experienced a decrease in accounts receivable of approximately $446,000 in 2014 versus $101,000 in 2013, 2) increase in procuring raw material inventory for an anticipated increase in sales in 2014 of 271,000, and 3) an increase of accounts payable of approximately $161,000 in 2014 versus an increase of $60,000 in 2013.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2014, amounted to approximately $39,000 primarily due to the acquisition of trade show and computer equipment.  Cash used in investing activities during the six months ended June 30, 2013, amounted to approximately $3,451,000, primarily from the acquisition of patents and equipment from L-3.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2014 amounted to approximately $70,000, primarily from the increase in funds deposited within the bond sinking fund during the current period as a result of higher revenues.

Cash provided by financing activities during the six months ended June 30, 2013 amounted to approximately $4,958,000, primarily from proceeds received of approximately $666,000 during the period from the issuance of common stock and $4,874,000 from proceeds received from the issuance of convertible notes.

As of June 30, 2014 we had a cash balance of approximately $209,000.  We have incurred significant losses from operations since inception, including a loss from operations of approximately $2,286,000 for the six months ended June 30, 2014. We have, since inception, consistently incurred negative cash flow from operations. We experienced a decrease in working capital deficiency and a decrease in stockholders’ deficiency mainly related to non-cash fair value derivative adjustments charges incurred as a result of the completion of the private placement in April 2013 in which the Company raised approximately $5,074,000 in gross proceeds, enabling it to complete the asset purchase from L-3. As of June 30, 2014, we had a working capital deficiency of approximately $4,105,000 and a stockholders’ deficiency of $888,000.

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the six months ended June 30, 2014.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the six months ended June 30, 2014.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in our Form 10-K filed with the Commission on March 25, 2014.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2014 the Company sold 340,740 common shares for $92,000.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 12, 2014	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer