Form 10-Q
period 2014-09-30
TOMI Environmental Solutions, Inc.
filed 2014-11-12
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)
Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 7, 2014, the registrant had 83,459,210 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30 , 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended September 30, 2014.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2013.

The results reflected for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	September 30,
	2014	December 31,
Current Assets:	(Unaudited)	2013
Cash and Cash Equivalents	$85,837	$706,350
Cash – Restricted (Note 6)	228	70,124
Accounts Receivable - net	534,690	805,809
Inventories (Note 3)	517,105	407,549
Prepaid Expenses	41,187	7,980
Deferred Financing Costs – net (Note 6)	285,952	-
Total Current Assets	1,464,998	1,997,812

Property & Equipment – net (Note 4)	303,099	164,068

Other Assets:
Intangible Assets – net (Note 5)	2,749,433	3,026,564
Deferred Financing Costs – net (Note 6)	-	542,116
Deposits	6,553	2,543
Total Other Assets	2,755,986	3,571,223
Total Assets	$4,524,083	$5,733,103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses	$368,516	$383,349
Accrued Interest on Convertible Notes (Note 6)	84,567	211,194
Accrued Officers Compensation (Note 9)	81,000	25,000
Common Stock to be Issued (Note 12)	83,211	150,871
Customer Deposits	18,873	14,105
Deferred Rent	3,809	-
Derivative Liability (Note 7)	3,765,541	7,665,502
Convertible Notes Payable, net of discount of $4,513,775 at September 30, 2014 (Note 6)	560,225	-
Total Current Liabilities	4,965,742	8,450,021

Convertible Notes Payable, net of discount of $5,003,558 at December 31, 2013 (Note 6)	-	70,442
Total Long-term Liabilities	-	70,442
Total Liabilities	4,965,742	8,520,463

Commitments and Contingencies	-	-

Stockholders’ Deficiency:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2014 and December 31, 2013	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
82,690,650 and 79,867,217 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively.	826,907	798,672
Additional Paid-In Capital	18,927,408	15,674,958
Accumulated Deficit	(20,201,074)	(19,266,090)
Total Stockholders’ Deficiency	(441,659)	(2,787,360)
Total Liabilities and Stockholders’ Deficiency	$4,524,083	$5,733,103

The accompanying notes are an integral part of the financial statements.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales, net	$515,465	$294,627	$1,204,949	$506,656
Cost of Sales	187,943	185,098	439,929	280,403
Gross profit	327,522	109,529	765,020	226,253

Operating Expenses:
Professional Fees	89,341	93,200	280,166	261,111
Depreciation and Amortization	121,496	112,990	345,790	220,332
Selling Expenses	107,460	36,327	284,615	65,455
Research and Development	30,544	23,041	127,686	39,388
Equity Compensation Expense (Note 8)	1,043,069	66,825	2,448,591	66,825
Consulting fees	44,338	312,116	128,491	495,993
General and Administrative	313,229	166,847	857,571	361,536
Total Operating Expenses	1,749,477	811,346	4,472,911	1,510,640
Loss from Operations	(1,421,955)	(701,817)	(3,707,891)	(1,284,387)

Other Income (Expense):
Amortization of Deferred Financing Costs	(86,327)	(86,253)	(256,165)	(148,044)
Amortization of Debt Discounts	(272,329)	(21,254)	(489,783)	(30,071)
Fair Value Adjustment of Derivative Liability	653,824	(1,677,837)	3,899,961	(6,233,374)
Financing Costs	-	(330,753)	-	(3,198,803)
Interest Expense – Related Party	-	-	-	(161)
Interest Expense	(126,850)	(128,231)	(381,106)	(229,932)
Total Other Income (Expense)	168,318	(2,244,328)	2,772,907	(9,840,385)

Net Loss	$(1,253,637)	$(2,946,146)	$(934,984)	$(11,124,772)

Loss Per Common Share
Basic and Diluted	$(0.02)	$(0.04)	$(0.01)	$(0.15)

Basic and Diluted Weighted Average Common Shares Outstanding	81,428,050	78,569,460	80,601,165	76,677,430

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid	Accumulated	Total Stockholders’
					in Capital	Deficit	Deficiency
Balance at December 31, 2013	510,000	$5,100	79,867,217	$798,672	$15,674,958	$(19,266,090)	$(2,787,360)

Equity based compensation					2,448,591		2,448,591
Common stock issued for services provided			703,887	7,040	285,022		292,062
Common stock issued for executive compensation			78,125	781	24,219		25,000
Proceeds from issuance of common stock			377,778	3,778	98,222		102,000
Proceeds from issuance of common stock and warrants			1,652,311	16,523	461,790		478,313
Issuance of common stock as finder’s fee			11,332	113	(113)		-
Cash consideration for finder’s Fee					(50,907)		(50,907)
Value of common stock to be issued as finder’s fee					(14,375)		(14,375)
Net loss for the nine months ended September 30, 2014						(934,984)	(934,984)
Balance at September 30, 2014	510,000	$5,100	82,690,650	$826,907	$18,927,407	$(20,201,074)	$(441,660)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Nine Months Ended
	September 30,
	2014	2013
Cash Flow From Operating Activities:
Net Loss	$(934,984)	$(11,124,772)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	345,790	220,332
Amortization of Deferred Financing Costs	256,165	148,044
Amortization of Debt Discount	489,783	30,071
Finance Charges in connection with Convertible Debt	-	3,198,804
Fair Value Adjustment of Derivative Liability	(3,899,961)	6,233,374
Equity Based Compensation	2,448,591	479,394
Value of Equity Issued for Services	317,061	-
Reserve for Bad Debts	99,933	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	171,186	(179,181)
Inventory	(252,472)	(220,240)
Prepaid Expenses	(33,207)	(22,977)
Deposits	(4,010)	(1,853)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(17,893)	142,436
Accrued Interest	(126,628)	-
Warranty Liability	-	10,000
Accrued Officers Compensation	56,000	15,000
Common Stock to be Issued	(82,035)	173,448
Deferred Revenue	-	83,957
Deferred Rent	3,809	-
Customer Deposits	4,772	18,445
Net Cash Used in Operating Activities	(1,158,100)	(795,718)

Cash Flow From Investing Activities:
Purchase of Intangibles	-	(172,690)
Purchase of Property and Equipment	(64,774)	(3,278,300)
Net Cash Used in Investing Activities	(64,774)	(3,450,990)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The
	Nine Months Ended
	September 30,
	2014	2013

Cash Flow From Financing Activities:
Proceeds from Convertible Notes Payable	-	5,074,000
Repayment of Loan Payable to Officer	-	(3,988)
Deferred Debt Costs	-	(611,306)
Proceeds From Issuance of Common Stock and Warrants	580,313	866,099
Decrease in Bond Sinking Fund	69,895	-
Payment of Finder's Fee	(47,847)	(30,000)
Net Cash Provided by Financing Activities	602,361	5,294,805
Increase (Decrease) In Cash and Cash Equivalents	(620,513)	1,048,097
Cash and Cash Equivalents - Beginning	706,350	73,424
Cash and Cash Equivalents – Ending	$85,837	$1,121,520

Supplemental Cash Flow Information:
Cash Paid For Interest	$507,956	$145,527
Cash Paid For Income Taxes	$2,006	$933
Non-Cash Investing and Finance Activities:
Reclassification of demo	$142,916	$-
equipment from inventory to property and equipment
Discount on convertible debt	$-	$4,117,288
Financing Charges	$-	$3,198,804
Value of Common Stock Issued as Finder's Fee	$3,060	$-
Common Stock Warrants Issued As Deferred Finance Costs	$-	$165,181
Cash Finder's Fee Accrual	$3,060	$-
Common Stock Finder's Fee Accrual	$14,375	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company incurred net losses of approximately $935,000 and $11,125,000 for the nine months ended September 30, 2014 and 2013, respectively. In addition, the Company had a working capital deficiency of approximately $3,501,000 and a stockholders' deficit of $442,000 at September 30, 2014.  Cash and cash equivalents was approximately $86,000 as of September 30, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to raise additional capital.

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

During the quarter ended September 30, 2014 the Company raised gross proceeds of $580,313 through the sale of 2,030,089 shares of common stock and equity units (see note 8 for additional details).

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

The carrying amounts of cash and equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.  The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 6).

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $256,000 for the nine months ended September 30, 2014.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2014 and 2013. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of September 30, 2014, consisted of 17,496,552 common shares from convertible debentures, 32,356,578 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of September 30, 2014, the Company had 751,896 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  As of September 30, 2014, no shares have been issued under the 2014 Stock Option Plan.

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

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, The Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the nine months ended September 30, 2014.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the nine months ended September 30, 2014 and 2013, advertising and promotional expenses were approximately $6,000 and $1,000, respectively.

Recent Accounting Pronouncements

In 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-1 through 2014-08. These updates did not have a significant impact on the financial statements.

NOTE 3: INVENTORIES

              Inventories consist of the following:

	September 30,	December 31,
	2014 (Unaudited)	2013
Raw materials	$248,283	$1,500
Finished goods	268,822	406,049
Inventory, end of period	$517,105	$407,549

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)

Furniture and fixtures	$64,820	$22,390
Equipment	360,364	217,672
Computer equipment	10,402
Computer Software	12,166	-
Vehicles	44,344	44,344
	492,096	284,406
Less: Accumulated depreciation	188,997	120,338
	$303,099	$164,068

For the nine months ended September 30, 2014 and 2013, depreciation was $68,659 and $51,031, respectively.

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

The intangible assets purchased consist of Patents and Trademarks.  The patents are being amortized over the estimated remaining lives of the related patents, which is 7.7 years.  The trademarks have an indefinite life.  Amortization expense was $277,131 and $169,301 for the nine months ended September 30, 2014 and 2013.

           Definite life intangible assets consist of the following:

	September 30, 2014 (Unaudited)	December 31, 2013

Intellectual Property and Patents	$2,959,400	$2,959,400
Less: Accumulated Amortization	649,967	372,836
Definite Life Intangible Assets, net	$2,309,433	$2,586,564

    Indefinite life intangible assets consist of the following:

	September 30, 2014 (Unaudited)	December 31, 2013

Trademarks	$440,000	$440,000
Total Trademarks	$440,000	$440,000

Total Intangible Assets, net	$2,749,433	$3,026,564

NOTE 6. CONVERTIBLE DEBT

In November 2012, the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013.  Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018.  Interest is payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st.  The Notes are secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The Notes call for the establishment of a sinking fund.  Within 45 days of each calendar quarter 15% of the Company’s reported revenue will be deposited into the Company’s escrowed sinking fund account. Subsequent to September 30, 2014, the Company deposited approximately $79,000 or 15% of the third quarter revenue into the sinking fund account.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

    Convertible Notes

	September 30, 2014 (Unaudited)	Inception
Closing stock price	$0.30	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	170%	185%-190%
Remaining term (years)	.83	2.30-2.07
Risk-free rate	0.10%	0.25%-0.43%
Expected dividend yield	0%	0%

    Convertible notes consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)	December 31, 2013

Convertible notes	$5,074,000	$5,074,000
Initial Discount on convertible notes	(5,074,000)	(5,074,000)
Accumulated amortization of discount	560,255	70,442
Total convertible notes, net	$560,255	$70,442

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014:	Level 3	Total

Derivative Instruments	$3,765,541	$3,765,541

December 31, 2013:	Level 3	Total

Derivative Instruments	$7,665,502	$7,665,502

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

    The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended September 30, 2014.

September 30, 2014 (Unaudited)

Balance at December 31, 2013	$7,665,502
Fair Value Adjustment of Derivative Liability	(3,899,961)

Balance at September 30, 2014	$3,765,541

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At September 30, 2014 and December 31, 2013, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At September 30, 2014 and December 31, 2013, there were no shares issued and outstanding, respectively.

Common Stock

During the nine months ended September 30, 2014, the Company issued 222,947 shares of common stock valued at approximately $77,111 for professional services rendered. In addition, the Company issued 24,714 shares of common stock valued at $9,000 to Harold Paul, Director, as payment for legal services rendered. The Company also issued 380,000 shares to the Rolyn Companies, Inc. (“Rolyn”) for labor and services support valued at $180,951 of which 230,000 shares valued at $128,000 were recorded as common stock to be issued at December 31, 2013.  (See Note 9).  In addition, the Company issued 76,226 shares valued at $25,000 to a consultant for services rendered for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 78,125 shares as consideration for payment of accrued compensation to the CEO amounting to $25,000.

During the quarter ended September 30, 2014, the Company sold 377,778 shares of common stock at $.27 per share for gross proceeds of $102,000.  In connection with the sale, the Company incurred a cash finder fee in the amount of $3,060 in addition to a finder’s fee paid in common stock of 11,332 shares valued at $3,060.

During the quarter ended September 30, 2014, the Company sold 1,652,311 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of five years. Gross proceeds to the Company amounted to $478,313 net of expenses.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $47,847 in addition to a finder’s fee to be paid in common stock of 49,569 shares valued at $14,375.

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

The following table summarizes stock options outstanding as of September 30, 2014:

	September 30, 2014

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2014	60,000	$1.42
Granted	20,000	.44
Exercised	-	-
Outstanding, September 30, 2014	80,000	$1.17

Options outstanding and exercisable by price range as of September 30, 2014 were as follows:

Outstanding Options			Exercisable Options
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	6.27	20,000	$0.05
$2.10	40,000	5.27	40,000	$2.10
$0.44	20,000	9.26	20,000	$0.44

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

On September 26, 2013, the Company’s Chief Financial Officer, Christopher Chipman, was granted 300,000 warrants. The warrants have a term of five years and vest 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling $208,022 with the following assumptions: volatility, 179%; expected dividend yield, 0%; risk free interest rate, 1.43%; and a life of 5 years.  Effective July 18, 2014, Chris Chipman resigned from his position of Chief Financial Officer of the Company and accordingly, his unvested share of warrants were deemed to be null and void.  During the quarter ended September 30, 2014, the Company reversed out the equity based compensation for the accrued but not vested portion of the warrants in the amount of $51,000 that was previously expensed.

On February 11, 2014, as part of the employment agreements entered into with its three executive officers (CEO, President and COO), the Board of Directors approved the grant of 3,000,000 stock warrants to each of them as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by these individuals totaling approximately $952,000 for each executive with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.  Effective September 25, 2014, the President and COO resigned from their positions with the Company and accordingly, the remaining unvested warrants immediately vested.  The Company recognized equity based compensation of approximately $1,904,000 in connection with the vested warrants for the President and COO for the nine months ended September 30, 2014.

On February 11, 2014, the Company’s Board of Directors approved the granting of 300,000 stock warrants to its CFO as incentive compensation. The warrants have a term of five years and vest as follows: 100,000 warrants will vest upon issuance; 100,000 warrants will vest as of February 11, 2015, and 100,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by the Company’s executive totaling approximately $95,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.  Effective July 18, 2014, Chris Chipman resigned from his position of Chief Financial Officer of the Company and accordingly, his unvested share of warrants were deemed to be null and void.  For the nine months ended September 30, 2014, the Company recognized approximately $32,000 in equity based compensation for the vested portion of the warrants.  During the quarter ended September 30, 2014, the Company reversed out the equity based compensation for the accrued but not vested portion of the warrants in the amount of $12,000 that was previously expensed in the first and second quarter of 2014.

For the nine months ended September 30, 2014, the Company recorded approximately $2,449,000 in equity based compensation expense on the vested and accrued portion of the warrants issued to executives.

During the quarter ended September 30, 2014, the Company issued 4,130,778 warrants in connection with the private placement of common stock equity units.  See note 8 (common stock) for additional details.

The following table summarizes the outstanding common stock warrants as of September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2014	19,325,800	$0.21
Granted	13,430,778	0.30
Expired	(200,000)	0.77
Expired	(200,000)	0.30
Exercised	-	-
Outstanding, September 30, 2014	32,356,578	$0.24

Warrants outstanding and exercisable by price range as of September 30, 2014 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	2.78	1,575,000	$0.01
$0.05	975,000	2.87	975,000	$0.05
$0.15	7,750,000	3.05	7,750,000	$0.15
$0.261	100,000	3.74	100,000	$0.261
$0.29	4,130,778	4.92	4,130,778	$0.29
$0.30	17,725,800	2.69	15,725,800	$0.30
$0.77	100,000	0.08	100,000	$0.77

Unvested warrants outstanding as of September 30, 2014 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.30	2,000,000	4.37

NOTE 9.  RELATED PARTY TRANSACTIONS

Employment Agreement

On February 11, 2014, the Company entered into an amended employment agreement with its CEO as well as new employment agreements with its President and COO that provide each with a base salary of $36,000 per year.  The agreements provide for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis.  Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors.  The CEO, President and COO will also have the right to receive expense reimbursements and certain employee benefits.  The terms of the employment agreements will be three years terminating on December 31, 2016.  The CEO’s base salary will no longer be subject to CPI adjustments and the incentive performance bonus equal to 12% of the Company’s annual GAAP earnings for the years 2011 through 2015 was removed. Effective September 24, 2014, the president and COO resigned from the Company and their employments contracts were terminated.

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement called for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  Either party can terminate the Agreement within 30 days written notice.  The Company has recorded approximately $75,000 and $203,000 support and service expense for the nine months ended September 30, 2014 and 2013, respectively, and a related liability of approximately $23,000 (75,000 shares) has been recorded as common stock to be issued based on the fair value of the Company’s common stock as of September 30, 2014.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013.  The service agreement was terminated effective October 7, 2014.

Engagement Agreement

On September 26, 2013, the Company entered into an engagement agreement with Christopher M. Chipman.  Pursuant to the engagement agreement, Mr. Chipman serves as our Chief Financial Officer and receives a base annual fee of at least $60,000.  On February 11, 2014, the Company’s Board of Directors approved an increase to its Chief Financial Officer’s base annual fee to at least $120,000.  On July 18, 2014 Mr. Chipman resigned as Chief Financial Officer.

Distribution and Licensing Agreement

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company.  For the nine months ended September 30, 2014, revenues of approximately $296,000 were recognized with regards to Plascencia Universal.  Included in the revenue was a license fee for approximately $26,000.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased 1,611 square feet of office/warehouse space in San Diego, CA for research and development purposes.  The lease payments amounted to approximately $2,000 per month.  This lease expired and the Company has continued to rent the space on a month-to-month basis.  The Company vacated the office/warehouse in July of 2014 and has moved the lab to its new facility in Frederick, Maryland.

        In September 2014, the Company entered into a lease agreement for approximately 6,000 square feet in Frederick MD comprised of space for offices, warehousing, laboratory, training and mock hospital facilities. As part of the lease agreement, the Company is to receive a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year. The lease expires on January 31, 2018. The Company accounts for the lease using the straight line method and recorded $3,809 in rent expense for the quarter ended September 30, 2014. Approximate minimum annual rents under lease are as follows:

Year Ending December 31,	Amount

2015	$42,000
2016	52,000
2017	53,000
2018	4,000
$151,000

Purchase Commitments

In April 2014, the Company entered into purchase commitments with a new manufacturer for the procurement of inventory amounting to $465,000.  For the nine months ended September 30, 2014, the Company has purchase $278,000 in inventory as part of the agreement with manufacturer.

NOTE 11. CONTRACTS AND AGREEMENTS

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, El Salvador, Guatemala, Nicaragua, Columbia, Honduras, Costa Rica and Ecuador.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.

On September 25, 2014, the Company appointed Norris Gearhart as Principal Operating Officer of the Company and entered into an employment agreement with him.  The agreement provides for a base salary of $126,000 per year and bonus in the form of 100,000 shares of the Company’s restricted stock valued at $29,000.  The restricted shares were issued in October of 2014.

NOTE 12. COMMON STOCK TO BE ISSUED

               As of September 30, 2014, the Company was obligated to issue 313,071 shares of common stock valued at approximately $83,000 primarily to certain vendors, consultants and an executive including 75,000 shares valued at $23,000 for the Rolyn Companies.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

The Company appointed Nick Jennings as its Principal Financial Officer effective September 25, 2014.  Mr. Jennings employment with the Company commenced on October 1, 2014.  The employment agreement between Mr. Jennings and the Company provides for an annual base salary of $60,000 to be paid in the form of cash and $24,000 to be paid in the form of the Company’s restricted stock.  As part of Mr. Jennings’s agreement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date (October 1, 2014), 100,000 on October 1, 2015 and 100,000 on October 1, 2016. The exercise price of the warrant is $0.30 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.

On October 14, 2014, the Company announced that RG Group was named its platinum manufacturing partner for the Company’s decontamination technology.

During November of 2014, the Company sold 551,725 equity units consisting of 1 share of common stock and 2.5 warrants for gross proceeds of $160,000.

On November 10, 2014, the Company deposited $79,000 or approximately 15% of the third quarter revenue into the bank sinking fund account.

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

    In September 2013, the Company entered into a Sales and Distribution Agreement with TOMI Panama, a non-affiliated company in Panama and successfully completed an official pilot study at the request of Panama Social Security Program (CSS), performing bio-mass reduction and remediation of biological bacterial colonies. As a result, the Panamanian Government accepted the Company’s technology as the only decontamination product of its kind that is authorized by the Panamanian Government to be purchased by their hospitals for the next two years. On September 30, 2013, TOMI was awarded a multi-year contract from Panama Social Security Program (“CSS Contract”) to initiate bio-mass reduction and decontamination services. During the 4th quarter 2013, TOMI completed the bio-mass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama. Currently, we are actively engaged to expand this program and make SteraMistTM a standard for decontamination in over 41 Panamanian hospitals. During the 3rd quarter of 2014, we received an order from our Panamanian agent for another three hospitals for bio-mass reduction and decontamination which will commence in mid-November 2014. We expect that a total of six new hospitals in Panama will be serviced in the 4th quarter of 2014 and the 1st quarter of 2015.

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

        Internationally and domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM technology under our existing programs to twenty nine clients in a variety of industries internationally and domestically including, healthcare, tissue banks, remediation companies, sterilization hood industry, pharmaceutical companies, Civil Defenses and military.

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement called for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  Either party can terminate the Agreement within 30 days written notice.  The Company has recorded approximately $75,000 and $203,000 support and service expense for the nine months ended September 30, 2014 and 2013, respectively, and a related liability of approximately $23,000 (75,000 shares) has been recorded as common stock to be issued based on the fair value of the Company’s common stock as of September 30, 2014.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013.  The service agreement was terminated effective October 7, 2014.

Through our sales and services, our business growth objective is to be “The Global Leader in Decontamination and Infectious Disease Control” through our premier novel platform of hydrogen peroxide mists and fogs, as well as other products and technologies. We have, and continue to expand and support research on other air remediation solutions including hydroxyl radicals and other ROS and to form business alliances which may include selling licenses and or performing decontamination services with tissue banks, pharmaceutical labs, blood labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief. Our intended targets are located internationally including South America, Central America, Middle East and the Far East.

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Loss

The Company incurred a loss for the three months ended September 30, 2014 of approximately $1,254,000 as compared to a net loss for the same period in the prior year of approximately $2,946,000 representing a decrease in net loss of $1,692,000.  The primary reasons for this decrease in net loss can be attributed to:

●	Increase in sales of approximately $220,000 and the overall gross profit of approximately $218,000;
●	Reduction in consulting fees of approximately $268,000;
●
Changes in the fair value of the embedded conversion feature of the convertible notes of $2,332,000 and financing costs of approximately $331,000 resulting from the issuance of convertibles notes in 2013; offset by;

●	Increase in one-time non-cash charges of approximately $976,000 in equity compensation expense;
●	Increase in general and administrative expenses of approximately $146,000;
●	Higher selling expenses of approximately $71,000 mainly due to a ramp up of sales and marketing during the current quarter, and;
●	Higher amortization of debt discount charges of approximately $251,000 related to the $5,074,000 in convertible notes issued in 2013.

Sales

During the three months ended September 30, 2014 and 2013, we had net revenue of approximately $515,000 and $295,000, respectively, representing an increase in revenue of $220,000 or 75%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.  We have also ramped up sales, marketing and trade shows which has positively impacted sales as compared to the prior period.

Cost of Sales

During the three months ended September 30, 2014 and 2013, we had cost of sales of approximately $188,000 and $185,000, respectively, representing an increase of $3,000 or 2%.  We also experienced higher profit margins attributable to gaining economies of scale through the acquisition of the SteraMistTM line of products from L-3 in April 2013.

Professional Fees

Professional fees for the three months ended September 30, 2014 totaled approximately $89,000 as compared to $93,000 during the same quarter in the prior year representing a decrease of approximately $4,000 or 4%.  Professional fees are mainly comprised of legal, environmental advisory, accounting and financial consulting fees during the three months ended September 30, 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $121,000 and $113,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in depreciation expense was attributable to SteraMistTM equipment being reclassed and utilized by the company for demo and/or rental use in the preceding quarter and during the three months ended September 30, 2014.

Selling Expenses

Selling expenses for the three months ended September 30, 2014 totaled approximately $107,000 as compared to $36,000 for the same period in 2013 representing an increase of $71,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales and marketing in the current period which has positively impacted sales as compared to the prior period.

Research & Development

Research and development expenses for the three months ended September 30, 2014 totaled approximately $30,000 as compared to $23,000 for the same period in 2013.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the three months ended September 30, 2014 totaled approximately $44,000 as compared to $312,000 during the same quarter in the prior year representing a decrease of approximately $268,000 or 86%.  The decrease in consulting fees is primarily due to a decrease in non-cash charges incurred with regard to the support and services agreement with Rolyn Companies, Inc. (“Rolyn”) in the current period as well as a general decrease in consulting fees as the Company hired full time employees during 2014 rather than out-sourcing to consultants.

Equity Compensation Expense

Equity compensation expense represents one-time non-cash charges for the three months ended September 30, 2014 and was approximately $1,043,000 as compared to $67,000 for the same period in 2013.  Equity compensation expense is incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  The increase in equity compensation is primarily due to the immediate vesting of warrants of two executive officers of the Company upon their resignation in September of 2014.  See Note 8. Stockholders’ Deficiency for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $313,000 and $167,000 for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $146,000 or 88%.  The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $86,000 and $86,000 for the three months ended September 30, 2014 and 2013, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $272,000 and $21,000 during the three months ended September 30, 2014 and 2013, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

    The fair value adjustment of the derivative liability during the three months ended September 30, 2014, amounted to approximately a $654,000 gain in the current period versus a loss of $1,677,000 in the prior period.  This represents the change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs were $0 for the three months ended September 30, 2014 versus $331,000 of such costs during the same period in the prior year.  These costs were attributed to the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Interest expense for the three months ended September 30, 2014 and 2013 was approximately $127,000 and 128,000, respectively.  This represents the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Loss

The Company incurred a loss for the nine months ended September 30, 2014 of approximately $935,000 as compared to a net loss for the same period in the prior year of approximately $11,124,000 representing a decrease in net loss of $10,189,000.  The primary reasons for this decrease in net loss can be attributed to:

●	Increase in revenue of approximately $698,000 and the overall gross profit of approximately $539,000;
●	Reduced consulting fees of approximately $367,000;
●
Changes in the fair value of the embedded conversion feature of the convertible notes of $10,133,000 and financing costs of approximately $3,199,000 resulting from the issuance of convertibles notes in 2013; offset by;

●	Increase in depreciation and amortization expense of approximately $125,000;
●	Higher selling expenses of approximately $219,000 mainly due to a ramp up of sales, tradeshows and marketing during the nine months ended September 30, 2014;
●	Higher research and development costs of approximately $88,000 due to continued improvement and development to the Company’s products;
●	Higher non-cash charges of approximately $2,382,000 in equity compensation expense;
●	Higher general and administrative expenses of approximately $496,000;
●	Higher amortization of deferred financing costs of $108,000 related to the $5,074,000 in convertible notes issued in 2013;
●	Higher amortization of debt discount charges of approximately $459,000 related to the $5,074,000 in convertible notes issued in 2013, and;
●	Higher interest expense of $151,000 related to the $5,074,000 in convertible notes issued in 2013.

Sales

During the nine months ended September 30, 2014 and 2013, we had net revenue of approximately $1,205,000 and $507,000, respectively, representing an increase in revenue of $698,000 or 138%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.  We have also ramped up sales, marketing and trade shows which has positively impacted sales as compared to the prior period.

Cost of Sales

During the nine months ended September 30, 2014 and 2013, we had cost of sales of approximately $440,000 and $280,000, respectively, representing an increase of $160,000 or 57%.  The primary reason for the increase in cost of sales was due to sales increasing mostly conjunction with costs during the nine months ended September 30, 2014.  We also experienced higher profit margins attributable to gaining economies of scale through the acquisition of the SteraMistTM line of products from L-3 in April 2013.

Professional Fees

Professional fees for the nine months ended September 30, 2014 totaled approximately $280,000 as compared to $261,000 during the same period in the prior year representing an increase of approximately $19,000 or 7%.  Professional fees are mainly comprised of legal, environmental advisory, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $346,000 and $220,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in depreciation expense was attributable to: 1) amortization expense recognized during the nine months ended September 30, 2014 in connection with our patents associated with the SteraMistTM line of products. There was no such expense during the three months ended March 31, 2013 as the patents were acquired in April 2013, and 2) SteraMistTM equipment being reclassed and utilized by the company for demo and/or rental use during the nine months ended September 30, 2014.

Selling Expenses

Selling expenses for the nine months ended September 30, 2014 totaled approximately $285,000 as compared to $66,000 for the same period in 2013 representing an increase of $219,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales, marketing and trade shows in the current period which has positively impacted sales as compared to the prior period.

Research & Development

Research and development expenses for the nine months ended September 30, 2014 totaled approximately $128,000 as compared to $39,000 in 2013.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. There were minimal costs during the nine months ended September 30, 2013 as we had recently acquired the patents associated with the SteraMistTM line of products from L-3 (April 2013).

Consulting Fees

Consulting fees for the nine months ended September 30, 2014 totaled approximately $128,000 as compared to $496,000 during the same period in the prior year representing a decrease of approximately $368,000 or 74%.  The decrease in consulting fees is primary due to a general decrease in consulting fees as the Company hired full time employees during 2014 rather than out-sourcing to consultants.

Equity Compensation Expense

Equity compensation expense represents primarily one-time non-cash charges for the nine months ended September 30, 2014 and totaled approximately $2,448,000 as compared to $67,000 in 2013.  Equity compensation expense is incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  The increase in equity compensation is primarily due to the immediate vesting of warrants of two executive officers of the Company upon their resignation in September of 2014.  See Note 8. Stockholders’ Deficiency for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $858,000 and $361,000 for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $497,000 or 138%.  The primary reason for the increase in General and administrative expenses can be attributed to higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $256,000 and $148,000 for the nine months ended September 30, 2014 and 2013, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $490,000 and $30,000 during the nine months ended September 30, 2014 and 2013, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the nine months ended September 30, 2014, amounted to approximately a $3,900,000 gain in the current period versus a loss of $6,233,000 in the prior period.  This represented a $10,133,000 change in the fair value of the embedded conversion feature of the convertible notes.

Financing costs were $0 for the nine months ended September 30, 2014 versus $3,199,000 of such costs during the same period in the prior year.  These costs were attributed to the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Interest expense for the nine months ended September 30, 2014 and 2013 was approximately $381,000 and 230,000, respectively.  The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes issued during the second quarter 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Summary of Results

	For the nine	For the nine
	months ended	months ended
	September 30, 2014	September 30, 2013

Revenues	$1,205,000	$507,000
Gross Profit	765,000	226,000
Total Operating Expenses(1)	4,473,000	1,511,000
Loss from Operations	(3,708,000)	(1,284,000)
Total Other Income (Expense)(2)	2,773,000	(9,840,000)
Net Loss	$(935,000)	$(11,125,000)
Basic and diluted loss per share	$(0.01)	$(0.15)

(1)	Includes approximately $2,449,000 and $67,000 in non-cash equity compensation expense for the nine Months ended September 30, 2014 and 2013, respectively.
(2)
Includes fair value adjustment gain on derivative liability of approximately $3,900,000 for the nine months ended September 30, 2014 and a fair value adjustment loss of $6,233,000 and finance costs of $3,198,000 for the nine months ended September 30, 2013.

Summary of Revenues

	For the nine	For the nine
	months ended	months ended
	September 30, 2014	September 30, 2013

Revenues:
Equipment / Product	$779,000	$305,000
BIT Solution	302,000	132,000
Bio-mass and Decontamination
Services	28,000	64,000
Maintenance fees	81,000	-
Training	15,000	6,000
Total Revenues	$1,205,000	$507,000

Sales Information of Geographic Basis

	For the nine	For the nine
	months ended	months ended
	September 30, 2014	September 30, 2013

Revenues:
International	$684,000	128,000
United States	521,000	379,000
Total Revenues	$1,205,000	$507,000

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

Operating activities

Cash used in operating activities during the nine months ended September 30, 2014 and 2013 was approximately $1,158,000 and $796,000, respectively.  Cash used in operating activities increased $362,000 as compared to the nine months ended September 30, 2013, primarily due to: 1) A decrease in accounts receivable of $171,000 versus an increase in 2013 for $179,000, offset by; 2) the Company experienced a decrease in accounts payable of approximately $18,000 in 2014 versus an increase of $142,000 in 2013, 3) increase in procuring raw material inventory for an anticipated increase in sales in 2014 of 32,000, 4) a decrease of accrued interest of approximately $127,000 in 2014 versus an increase of $0 in 2013, 5) a decrease of common stock to be issued of $82,000 versus an increase of $173,000 in 2013, 6) a decrease in deferred revenue $0 in 2014 versus $84,000 in 2013, 7) various other items of approximately increasing the net cash used in operating activities $54,000.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2014, amounted to approximately $65,000 primarily due to the acquisition of trade show and computer equipment.  Cash used in investing activities during the nine months ended September 30, 2013, amounted to approximately $3,451,000, primarily from the acquisition of patents and equipment from L-3.

Financing Activities

Cash provided in financing activities during the nine months ended September 30, 2014 amounted to approximately $602,000, primarily from the proceeds from the issuance of common stock of $580,000 and the increase in the bond sinking fund of $70,000.  In addition, the Company incurred a finder’s fee in the amount for approximately $48,000 in connection with the issuance of the stock for the quarter ended September 30, 2014.

Cash provided by financing activities during the nine months ended September 30, 2013 amounted to approximately $5,295,000, primarily from proceeds received of approximately $866,000 during the period from the issuance of common stock and $5,074,000 from proceeds received from the issuance of convertible notes.  In addition, the Company incurred deferred finance costs from the issuance the convertible notes for $611,000 and a finder’s fee in the amount of $30,000 in connection with the sale of common stock.

As of September 30, 2014 we had a cash balance of approximately $86,000.  We have incurred significant losses from operations since inception, including a loss of approximately $935,000 for the nine months ended September 30, 2014. We have, since inception, consistently incurred negative cash flow from operations. We experienced a decrease in working capital deficiency and a decrease in stockholders’ deficiency mainly related to non-cash fair value derivative adjustments charges incurred as a result of the completion of the private placement in April 2013 in which the Company raised approximately $5,074,000 in gross proceeds, enabling it to complete the asset purchase from L-3. As of September 30, 2014, we had a working capital deficiency of approximately $3,501,000 and a stockholders’ deficiency of $441,000.

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the nine months ended September 30, 2014.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the nine months ended September 30, 2014.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in our Form 10-K filed with the Commission on March 25, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2014 the Company sold 377,778 common shares for $102,000.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC

November 12, 2014	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer