Form 10-K
period 2014-12-31
TOMI Environmental Solutions, Inc.
filed 2015-03-24
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐

Non-Accelerated Filer  ☐             Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $14,121,109 based upon the closing price of registrant’s common stock on that date.

As of March 20, 2015 the registrant had 85,266,521 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2014

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

         In April 2013, we completed the acquisition of certain assets from L-3 Applied Technologies, Inc. (“L-3”) for $3,510,000. At that moment our business model consisting of the production of activated ionized hydrogen peroxide and the transformation into TOMI’s reactive oxygen species began as we reengineered the prototypes into TOMI’s, Binary Ionization Technology® (BIT™), branded as SteraMist™, technology that is a direct offspring of the Defense Advanced Research Projects Agency (DARPA).  DARPA is an advanced technology incubator, which has given birth to many game changing technologies, such as stealth fighters, M16 assault rifles, and the Internet. BIT™ is a technology with a strong foundation.

        Developed in response to the anthrax attacks after 9-11, BIT™ is a patented two-step process that aerosolizes and activates a low concentration hydrogen peroxide solution producing a fine aqueous mist that contains a high concentration of Reactive Oxidative Species (ROS). ROS cause damage to pathogenic organisms via mechanisms such as oxidation of unsaturated fatty acids and amino acids leading to cellular disruption and/or dysfunction. The unique physiochemistry of the Activated Ionized Hydrogen Peroxide (AIHP) allows these ROS to exist in high concentrations without rapidly recombining and losing their reactivity.

        Testing detailed by DARPA demonstrates these ROSs, which include the hydroxyl ion and hydroxyl radicals, aggressively break the double bonds in biological and chemical warfare agents (BWA and CWA) neutralizing their threat and producing nontoxic byproducts.

        Brought to the commercial market in June 2013, TOMI’s current suite of products incorporates BIT™ Solution and applicators including the SteraMist™ Surface Unit and the SteraMist™ Environment System. Current SteraMist™ BIT™ Technology has expanded beyond chemical and biological warfare applications to deactivate problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ provides fast acting biological deactivation and works in even the most hard-to-reach areas while leaving no residue or noxious fumes. The by-products of the AIHP are oxygen and water (humidity).

TOMI Environmental Solutions, Inc. currently targets domestic markets for mold control and air & surface remediation.  In the international markets our products are used for the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in commercial, hospital, pharmaceutical, biodefense, biosafety including isolation and transfer chambers, tissue banks, food safety and many other settings.

Internationally, SteraMist™ has been used and has shown to reduce many problem organisms found in healthcare and other environments.

Independent lab testing, study data, and field clinical data have shown six-log efficacy against Geobacillus stearothermophilus which is the standard for bacterial spore testing against steam, dry heat and hydrogen peroxide sterilization.

SteraMist™ BIT™ is currently EPA approved for mold control and air & surface remediation and TOMI is awaiting approval of a second EPA label for a healthcare-hospital disinfectant.  TOMI has passed required EPA testing protocols to obtain this hospital-healthcare disinfectant label.

          TOMI is also seeking FDA and USDA approval for its product in the medical device sterilization field, food packaging, preservation and food safety industries.

          This acquired patented technology relates to a disinfection/decontamination system that applies atmospheric cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) aerosolized mist that resembles a fog but moves like a gas and is trademarked as Binary Ionization Technology® (BITTM) deactivates most organic compounds quickly and effectively by inactivating viruses, killing bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces, and the product is eco-friendly.  BIT™ does not damage delicate medical equipment and computers as BIT™’s only by-product is oxygen and water (humidity) with the smallest of carbon footprint.

SteraMistTM (BITTM) provide a group of ROSs composed mostly of hydroxyl radicals that provides fast acting, broad-spectrum decontamination, and leaves no residue or noxious fumes. The eco-friendly characteristics ensure safety of employees and equipment, while providing maximum decontamination efficacy to both air and surfaces.  BITTM has also been shown to effectively decontaminate weaponized biological agents like Anthrax, chemical agents such as VX, and Mustard gas when applied using properly developed protocols. A summary of BITTM capabilities can be found in the DHS “Guide for the Selection of Chemical, Biological, Radiological, and Nuclear Decontamination Equipment for Emergency First Responders” (2nd Edition, March 2007).

By acquiring this  patent, TOMI now controls this innovative, patented technology and has the ability to build its client base and expand into other market segments beyond its current customers. For example, once a current customer has purchased one of our portable hand-held or mobile units (or has tried our service), they regularly reorder TOMI’s BIT™  solution for continued applications and have expanded their initial SteraMistTM program assuring repeat business and an ongoing revenue stream as long as the system is in use.

We believe that reducing Healthcare Associated Infections (“HAI”), which is one of the top ten leading cause of death in the United States and cost the healthcare system approximately $36 - $45 billion annually according to the Centers for Disease Control, provide significant opportunities for our technology, services, and products. Statistically, it has been documented that approximately 10% of inpatients contract infections from hospitals resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. Further, it has been estimated that approximately 15% of all discharged patients are readmitted with infections, which among other things results in the healthcare facility becoming financially penalized. According to published studies, current hospital cleaning procedures leave behind between 30%-60% of microorganisms depending upon the process. These remaining surface and air pathogens increase the risk of acquiring a HAI. TOMI’s BITTM has safely and effectively produced a 99.999% (a five-log kill) or a 99.9999% (a six-log kill) whenever challenged. In comparison to most of its competitors, SteraMistTM technology has a quicker and higher kill level in a shorter time, leaves no residue, is eco-friendly, is not effected by humidity, is not caustic, does not blister painted surfaces, contains no silver ions, requires no humidify alteration prior to use, has a shorter treatment time, is quicker to exhaust due to the production of the reactive oxygen species verses nebulization of higher concentrates of hydrogen peroxide, contains no bleach, rooms require little or no prep prior to treatment, and converts to oxygen and water which differentiates us from our competition.

     Our SteraMistTM and BITTM Technology and TOMI’s related service platform are currently being used in a broad spectrum of industries including:

●	medical facilities
●	bio-safety labs
●	tissue labs
●	clean rooms
●	office buildings
●	hospitality
●	schools
●	pharmaceutical companies
●	remediation companies
●	military
●	transportation
●	airports
●	first responders
●	single-family homes and multi-unit residences

Other vertical industry applications for SteraMistTM that have expressed interest in our technology, service and products include:

●	blood banks
●	food safety industry
●	athletic facilities (from professional to educational)
●	airlines
●	entertainment
●	homeland defense and border protection
●	control and containment of pandemic invasions

The Company intends to generate and support research on improving, extending and applying our patents.  To date, we have received interest, both domestically and internationally, to form business alliances with major healthcare companies, biosafety labs, tissue and blood labs, pharmaceutical companies, the food safety industry, border protection including homeland defense companies, construction companies and remediation companies.

The Company began sales to international locations during the third quarter of 2010. In September 2013, the Company entered into a Sales and Distribution Agreement with TOMI Panama, a non-affiliated company in Panama and successfully completed an official pilot study at the request of Panama Social Security Program (CSS), performing bio-mass reduction and remediation of biological bacterial colonies. As a result, the Panamanian Government accepted the Company’s technology as the only decontamination product of its kind that is authorized by the Panamanian Government to be purchased by their hospitals for the next two years. On September 30, 2013, TOMI was awarded a multi-year contract from Panama Social Security Program (“CSS Contract”) to initiate biomass reduction and decontamination services. During the 4th quarter 2013, TOMI completed the biomass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama. Currently, we are actively engaged to expand this program and make SteraMistTM a standard for decontamination in over 41 Panamanian hospitals.

During the 4th quarter of 2013, the Company’s Panamanian distribution partner initiated biomass reduction and decontamination services at The Complejo Hospitalario Metropolitano in Panama City, Panama.  The initial project in Panama provides for decontamination services for 64,583 sq./ft. of space for an approximate value to the Company of $420,000. The Company completed this project in October 2013.The maintenance of this hospital continues daily.

The revenue distribution for the CSS Contract is broken up into two segments:

(1)
The first segment consisted of biomass reduction, a deep cleaning, and the initial application of SteraMistTM. This consisted of 64,583 sq./ft. at $6.50 per sq./ft., which amounted to approximately $420,000.

(2)
The second segment consists of maintenance services for the same square footage area, which has a contract value of $60,000 per month for 3 years. Thru November 2014, the Company has received 15% of the $60,000 or $9,000 per month as a management fee and currently is receiving 10% or $6,000 for the remaining balance of the CSS Contract.

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The agreement provides for a $300,000 licensing fee which will be recognized based on the gross purchases made by Plascencia Universal from the Company.  The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company.  For the year ended December 31, 2014, revenues of approximately $301,000 were recognized with regards to Plascencia Universal.  Included in the revenue was a license fee for approximately $26,000.

During the fourth quarter of 2014, the Company expanded into the Asian market and began to ship products into two new countries (South Korea and Philippines).  The Company recognized revenue during the fourth quarter of 2014 from products shipped into South Korea and the Philippines of approximately $101,000 and $24,000, respectively.

Internationally and domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM Technology under our existing programs to thirty-five clients in a variety of industries internationally and domestically including, healthcare, tissue banks, remediation companies, biosafety including as a build in for biosafety and transfer hoods, pharmaceutical companies, Civil Defenses and military.

On October 15, 2014, the Company named RG Group, Inc. its platinum manufacturing partner and entered into a manufacturing and development agreement.

Through our sales and services, our business growth objective is to be “The Global Leader in Disinfection/Decontamination including Infectious Disease Control” through our premier novel platform of hydrogen peroxide mists and fogs, as well as other eco-friendly products and technologies. We have, and continue to expand and support research on other air remediation solutions including hydroxyl radicals and other ROS and to form more business alliances which may include selling licenses and or performing decontamination services with cleanrooms, biosafety labs, tissue and blood labs, pharmaceutical labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief. Our intended targets are located in North America, South America, Central America, Africa and the Far East.

Our worldwide executive offices including administration and accounting are located at 9454 Wilshire Blvd. R-6, Beverly Hills, CA 90212 and our telephone number is (800) 525-1698. Our operations are headquartered at 5111 Pegasus Court, Suite A, Frederick, Maryland 21704, 800.525.1698,www.tomiesinc.com. The East Coast operation headquarters holds TOMI’s executives, training facilities, research and development, mock hospital room, warehouse, fulfillment center, marketing offices and sales offices.

Marketing and Distribution

The Company primarily offers its products and services in the following market segments:

Hospitals. This market segment should continue to allow for increased penetration as we have a solution to most healthcare facilities’ biggest problem: the spread of airborne contaminants. Under the Affordable Care Act's Hospital Readmissions Reduction Program, hospitals that have high rates of hospital-acquired infections (HAIs) now face significant penalties. The enactment of this bill demonstrates the need hospitals have to control and eliminate HAIs.  Using our SteraMist™ BIT™ Technology, hospitals have been able to reduce HAIs in patient rooms, infectious disease rooms and operatory suites, with a corresponding return on investment to the hospital of up to 20-1 in the first year, according to studies.

Biosafety labs, tissue and blood labs, cleanrooms.  These categories all have one common trait. They need to reduce the chance of transfer risks. As risk assessment is a process used to identify the hazardous characteristics of a known infectious or potentially infectious agent or material, the activities in these labs can result in a person’s exposure to an agent, with a high likelihood that such exposure could cause probable consequences of an infection.

The use of SteraMist™ as a routine decontamination product in all biosafety levels and microbiological practices, safety equipment, and facility safeguards may possibly reduce those potential risks.

There are many requirements and new restrictions on the type of decontamination agents these labs may use to prevent these risks and handle mishaps. In light of these regulations, TOMI’s rapid deployment of its effective aerosolized reactive oxygen species becomes the solution to lower risks and perform decontamination clean-up in these labs. Our product works within minutes and leaves no noxious chemical smell behind. Its by-products are just oxygen and humidity. This is a modern day answer to lower the risk potential.

As risk assessment is a process used to identify the hazardous characteristics of a known infectious or potentially infectious agent or material, our products and technology can aid in all biosafety levels and microbiological practices, on all safety equipment, transfer hoods, isolation chambers, animal cages, and other equipment along with adding to facility safeguards to help prevent the risks associated with handling these infectious microorganisms.

Biosafety level 1 (BSL-1) is the basic level of protection and is appropriate for agents that are not known to cause disease in normal, healthy humans. Biosafety level 2 (BSL-2) is appropriate for handling moderate-risk agents that cause human disease of varying severity by ingestion or through percutaneous or mucous membrane exposure. Biosafety level 3 (BSL-3) is appropriate for agents with a known potential for aerosol transmission, for agents that may cause serious and potentially lethal infections and that are indigenous or exotic in origin. Exotic agents that pose a high individual risk of life-threatening disease by infectious aerosols and for which no treatment is available are restricted to high containment laboratories that meet biosafety level 4 (BSL-4) standards. The laboratory worker’s complete isolation from aerosolized infectious materials is accomplished primarily by working in a Class III BSC or in a full-body, air-supplied positive-pressure personnel suit. The BSL-4 facility itself is generally a separate building or completely isolated zone with complex, specialized ventilation requirements and waste management systems to prevent release of viable agents to the environment.

TOMI’s BIT™ Technology has recently been successfully tested in level 3 (BSL-3) and level 4 (BSL-4).

Food Safety Industry. SteraMistTM has a major opportunity of becoming the product of choice as it relates to decontamination in the food safety industry.  Food related ingesting one or more of 200 bacteria, viruses, and parasites, which contaminate parts of the world food supply and can cause illnesses. According to the CDC, 80 million people per year in the United States contract food poisoning or other food related illnesses, of these people, 5,000 die.  Current cleaning techniques involve time intensive processes, which cut into profit.  AIHP (Activated Ionized Hydrogen Peroxide) degrades into only harmless Water and Oxygen. Since this can be applied to all foods (pending FDA and USDA approval) and all food packing and storage equipment, it is safe for use on electronics and kitchenware along with high touch surfaces where most pathogens are found generally (phones, computers, the stove, etc.) Currently Hydrogen Peroxide (H2O2), which is a main component of SteraMistTM, is of its self commonly used in the industry for microorganism treatment.  The applications can be from the farm, slaughter house, packaging and canning facilities, to the transportation from those to the restaurants and grocery stores, including the use of SteraMistTM by the end-user to keep up their A rating and reduce contamination by improving shelf life industry wide.

The Remediation Industry. Generally, a professional certified remediation company waits until an emergency or disaster occurs before they can earn fees. TOMI has implemented and plans to expand its certification, license and equipment program throughout the United States which allows these disaster professionals to earn fees doing routine air and surface remediation and infectious disease control without the need of a disaster. It will also arm the professional with state of the art technology to be used in their everyday challenges in treating indoor environments. There are over 20,000 certified professional remediators in the United States, this is a market we are aggressively targeting

Biodefense Industry. Countries around the world, including the United States, need to protect their borders and cities in the event of a potential terrorist attack.  Our SteraMistTM line of products may give international governmental bodies an added tool in their arsenal to potentially mitigate a risk of attack.  In addition, SteraMistTM could specifically assist in mitigating the spread of emerging pandemic viruses like strains of Ebola, MERS, H1N1, H5N1, H7N9 and H10N8. In addition, border patrol agents internationally could utilize our SteraMistTM line of products to assist in ceasing the spread of infectious disease upon infected persons entering their respective borders by decontaminating containment rooms/holding cells.

Hospitality. Our products will primarily be used for air remediation and surface cleaning including those hard to clean areas and objects like remote controls, chairs, nooks and crannies, telephones, bed spread and decorative pillows to make the hospitality-related companies (hotels, motels, etc.) smell better and be cleaner prior to the check-in of hotel guests using a eco-friendly disinfectant.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive. The Company’s competitors for its BIT™ Technology include other hydrogen peroxide based products, ultraviolet companies along with other chemical companies. From a service standpoint, the competition is other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company’s service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company’s ability to compete successfully in the industry will depend, in large part, upon its ability to market and sell its indoor decontamination and infectious disease control products and services. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

Research & Development

SteraMistTM’s new and improved equipment design presents a safer and more effective delivery system of its ROS (Reactive Oxygen Species) mist, which can be utilized as an option for use in mechanical disinfection/decontamination with an effective kill of 99.999% or 99.9999% when challenged. Effective mechanical disinfection/decontamination of environmental surfaces is a key step in the prevention of spread of infectious agents. The traditional manual cleaning is essential in assuring adequate elimination of contamination; however, terminal cleaning is frequently suboptimal or unpredictable in many circumstances, thus leaving 30-60% of the organisms behind.

SteraMistTM’s BIT™ Technology is an adjunctive decontamination new technology that could kill a wide array of microorganisms including both vegetative and spore forming pathogens. The technology is affordable and has produced consistent reproducible significant reductions of bacterial/viral and fungal contamination including spore-forming agents.

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Our current products and future designs have/and may form other business alliances with major healthcare systems, biosafety labs, tissue and blood labs, pharmaceutical companies, the food safety industry, border protection including homeland defense companies, construction companies and remediation companies specializing as being the first responder in disaster relief worldwide.

Human Resources

As of March 20, 2015, we have 7 employees working within the United States mainly in the areas of general and administrative and operations capacity.  TOMI has additional independent 31 persons worldwide that work for commissions. Our sales efforts are primarily made through outside sales groups and direct sales.

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

Risks Related to Our Business

Our independent registered public accounting firm has issued a “going concern” opinion.

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

The Company completed a private placement of convertible promissory notes in April 2013, the proceeds of which were used to purchase from L-3 the intellectual property that forms the basis of our current business operations. The convertible notes become due on July 31, 2015. While the Company's current operations sustain our ongoing business, we do not have sufficient funds to repay the notes when they become due.  The principal balance due on the notes is $5,074,000. Absent conversion of the notes or extension thereof, of all or part of the notes, we will need to raise new capital to repay the notes which capital may not be available on favorable terms or at all.

The Company's operations are subject to environmental laws and regulations that may increase costs of operations and impact or limit business plans.

The Company is subject to environmental laws and regulations affecting many aspects of its present and future operations. These laws and regulations can result in increased capital, operating and other costs, delays as a result of administrative proceedings and compliance and reporting obligations. These laws and regulations generally require the Company to obtain and comply with a wide variety of EPA labeling requirements and state regulatory agency compliance. Public officials and entities may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. The Company cannot predict the outcome-financial or operational-of any administrative proceedings that may arise.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to the Company, resulting in additional operating costs or restrictions.

We presently are EPA approved for mold control and air and surface remediation and we have passed the required EPA testing protocols to obtain a disinfectant label. However, there is no assurance this will be issued in a timely manner and failure to do so would hinder our domestic sales.

We are subject to risks in our international operations.

A substantial portion of our sales are made to customers outside the United States including Mexico and Panama.  There are a number of risks inherent in doing business in some of those regions including the following:

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

Competition.

The decontamination and environmental infectious disease control industry is extremely competitive. The Company’s competitors for its BIT technology include other hydrogen peroxide based products, ultraviolet companies along with other chemical companies. From a service standpoint, the competition is other remediators and abatement companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than the Company. The Company believes that the principal factors affecting competition in this proposed market include name recognition, and the ability to receive referrals based on client confidence in the Company’s service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. The Company’s ability to compete successfully in the industry will depend, in large part, upon its ability to market and sell its indoor decontamination and infectious disease control products and services. There can be no assurance that the Company will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on the business, operating results, and financial condition of the Company.

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

In the short-term, the success of the Company’s business plan depends heavily on its ability to sell its certification, license and equipment packages, and in the longer term, on its ability to profitably integrate and operate those businesses. There is no assurance that the Company will be able to find businesses to license to, and that it needs to successfully implement its business plan. The Company needs to sell its packages in order to grow at an attractive pace. A failure of the Company to sell its licenses and equipment packages will likely have an adverse impact on its operating results, financial condition and business performance.

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

In addition, the Sarbanes-Oxley Act of 2002 (“SOX”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our testing, or the potential subsequent testing by our independent registered public accounting firm in future period ends, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Market Information

The Company’s common stock was approved for listing on the OTC Bulletin Board, under the symbol “TOMZ,” on June 23, 2008 and currently trades on the pink sheets.  The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. There was little trading in our common stock during the period(s) reflected. As of March20, 2015, the Company had  85,266,521 common shares outstanding, of which 46,414,743were unrestricted.

	2014		2013
	High	Low	High	Low
First Quarter	$0.50	$0.25	$0.20	$0.09
Second Quarter	$0.39	$0.25	$0.65	$0.11
Third Quarter	$0.40	$0.26	$0.96	$0.37
Fourth Quarter	$0.37	$0.22	$0.80	$0.30

Stockholders

As of March 20, 2015, there were approximately 376 record holders of our common stock. On March 20, 2015, the last reported sale price of our common stock on the OTCQB was $0.52 per share.

Recent Sales of Unregistered Securities

Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act or Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the “Act”).  (See Note 14 to the Company’s Financial Statements.)

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

The following discussion relates to the years ended December 31, 2014 and 2013.  As disclosed elsewhere in this report, we commenced our current operations in the fourth quarter of 2007 and, since 2008, we have proceeded to implement our business plan by acquiring for cash both the intellectual property and methodology that at that time was the core of our ozone treatment systems. TOMI continues to focus on obtaining high-tech decontamination technology and the writing of building health and infectious disease protocols.

         During August 2010, TOMI entered into negotiations with BIT Technology a division of L-3, and we began to develop applications for and distribution of the SteraMistTM equipment that currently accounts for nearly all of our revenue.  In April 2013 we completed the acquisition of Binary Ionization Technology® certain assets (“BITTM”) from L-3 Applied Technologies, Inc. (“L-3”) for $3,510,000. This technology relates to a disinfection/decontamination system that applies cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) mist. BITTM deactivates organic compounds and quickly and effectively kills viruses, bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces. The product is eco-friendly and leaves no residue or obnoxious odors.

Overview

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. Also refer to Item 1. Business – Overview for more detailed descriptions.

Our financial position was as follows:

	As of	As of
	December 31, 2014	December 31, 2013
Total convertible notes payable	$5,074,000	$5,074,000
Debt discount	$3,996,033	$5,003,558
Total convertible note payable, net	$1,077,967	$70,442
Total stockholders’ (deficiency)/equity	$1,125,555	$ (2,787,360)
Cash and cash equivalents	$160,560	$706,350
Accounts receivable	$441,153	$805,809
Inventories	$772,833	$407,549
Derivative liability	$1,728,883	$7,665,502
Working capital	$(1,826,212)	$(6,452,209)

During our year ended December 31, 2014 our debt and liquidity positions were affected by the following:

●	Net cash used in operations of approximately $1,127,000;

●	Acquisition of property plant and equipment of $82,000;

●	Proceeds from the issuance of common stock of $765,000;

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

●	We anticipate interest payments of approximately $507,000 during 2015;

●	Repayments on convertible notes payable of $5,074,000 during 2015.

●
Our 2015 expectations, particularly with respect to sales volumes may differ significantly from actual quarter and full year results due to competition, demand for our products, sales and marketing success, and our ability to effectively and efficiently manufacture our products.

Results of Operations

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Sales

During the year ended December 31, 2014 and 2013, we had net revenue of approximately $2,248,000 and $1,166,000, respectively, representing an increase in revenue of $1,082,000 or 93%. The primary reason for the increase in revenue was attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.  We have also ramped up sales, marketing and trade shows which has positively impacted sales as compared to the prior period.

Cost of Sales

During the year ended December 31, 2014 and 2013, we had cost of sales of approximately $874,000 and $481,000, respectively, representing an increase of $393,000 or 82%.  The primary reason for the increase in cost of sales was due to sales increasing mostly in conjunction with costs during the year ended December 31, 2014.  We also experienced higher profit margins attributable to gaining economies of scale through the acquisition of the SteraMistTM line of products from L-3 in April 2013.

Professional Fees

Professional fees for the year ended December 31, 2014 totaled approximately $349,000 as compared to $336,000 during the prior year representing an increase of approximately $13,000 or 4%.  Professional fees are mainly comprised of legal, environmental advisory, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $470,000 and $318,000 for the year ended December 31, 2014 and 2013, respectively. The increase in depreciation expense was attributable to: 1) amortization expense recognized during the year ended December 31, 2014 in connection with our patents associated with the SteraMistTM line of products. There was no such expense during the three months ended March 31, 2013 as the patents were acquired in April 2013, and 2) SteraMistTM equipment being reclassed and utilized by the company for demo and/or rental use during the year ended December 31, 2014.

Selling Expenses

Selling expenses for the year ended December 31, 2014 totaled approximately $380,000 as compared to $226,000 in 2013 representing an increase of $154,000 or 68%.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales, marketing and trade shows during 2014 which has positively impacted sales as compared to the prior period.

Research & Development

Research and development expenses for the year ended December 31, 2014 totaled approximately $156,000 as compared to $128,000 in 2013.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the year ended December 31, 2014 totaled approximately $180,000 as compared to $552,000 during the prior year representing a decrease of approximately $272,000.  The decrease in consulting fees is primary due to a general decrease in consulting fees as the Company hired full time employees during 2014 rather than out-sourcing to consultants.

Equity Compensation Expense

Equity compensation expense represents primarily one-time non-cash charges for the year ended December 31, 2014 and totaled approximately $2,565,000 as compared to $149,000 in 2013.  Equity compensation expense is incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  The increase in equity compensation is primarily due to the immediate vesting of warrants of two executive officers of the Company upon their resignation in September of 2014.  See Note 8. Stockholders’ Deficiency for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities and office expense.  General and administrative expenses were approximately $1,084,000 and $426,000 for the year ended December 31, 2014 and 2013, respectively, representing an increase of $658,000 or 155%.  The primary reason for the increase in General and administrative expenses can be attributed to higher salaries and wages due to new hires during 2014.

Other Income and Expense

Amortization of deferred financing costs was approximately $342,000 and $234,000 for the years ended December 31, 2014 and 2013, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $1,008,000 and $70,000 for the years ended December 31, 2014 and 2013, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the year ended December 31, 2014, amounted to approximately a $5,937,000 gain in 2014 versus a loss of $349,000 in 2013.

Financing costs were $0 for the year ended December 31, 2014 versus $3,199,000 of such costs for the year ended December 31, 2013.  These costs were attributed to the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Interest expense for the years ended December 31, 2014 and 2013 was approximately $508,000 and 357,000, respectively.  The primary reason for the increase in interest expense can be attributed to the interest due on the $5,074,000 in convertible notes issued during the second quarter 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Net Income (Loss)

Net income for the year ended December 31, 2014 amounted to approximately $268,000 versus a net loss of approximately $5,658,000 for the year ended December 31, 2013.  Net income per common share, basic and diluted, for the year ended December 31, 2014 was $0.00 and $0.00, respectively.  The net loss per common share, basic and diluted, for the year ended December 31, 2013 was ($0.07) and ($0.07), respectively.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the year ended December 31, 2014, we had total revenue of $2,248,000, as compared to total revenue of $1,166,000 for the year ended December 31, 2013. The increase in revenue for the year ended December 31, 2014 when compared to the prior comparable period is attributable mainly to the fact that we were able to acquire and take control over the entire SteraMistTM line of products from L-3 in April 2013, including manufacturing as well as research and development, which facilitated the Company having sufficient supply of product to fill orders, as well as diversify our client base.  We have also ramped up sales, marketing and trade shows which has positively impacted sales as compared to the prior period.

Summary of Annual Results

	For the	For the
	year ended	year ended
	December 31, 2014	December 31, 2013

Revenues	$2,248,000	$1,166,000
Gross Profit	1,374,000	686,000
Total Cost and Expenses	5,185,000	2,134,000
Loss from Operations	(3,810,000)	(1,448,000)
Total Other Income (Expense)	4,079,000	(4,210,000)
Net Income (Loss)	$268,000	$(5,658,000)
Basic net income (loss) per share	$0.00	$(0.07)
Diluted net income (loss) per share	$0.00	$(0.07)

Summary of Revenues

	For the	For the
	year ended	year ended
	December 31, 2014	December 31, 2013

Revenues:
Equipment / Product	$1,652,000	$498,000
BIT Solution	432,000	200,000
Bio-mass and Decontamination Services	31,000	449,000
Maintenance fees	105,000	13,000
Training	28,000	6,000
Total Revenues	$2,248,000	$1,166,000

Sales Information of Geographic Basis

	For the	For the
	year ended	year ended
	December 31, 2014	December 31, 2013

Revenues:
International	$871,000	$557,000
United States	1,377,000	609,000
Total Revenues	$2,248,000	$1,166,000

Liquidity and Capital Resources

Operating activities

Cash used in operating activities during the year ended December 31, 2014 and 2013 was approximately $1,127,000 and $1,306,000, respectively.  Cash used in operating activities decreased $179,000 as compared to the year ended December 31, 2013, primarily due to: 1) a decrease in accounts receivable balances of approximately $327,000, 2) an increase in accounts payable of $62,000, offset by 3) building inventory stockpiles representing an increase in the amount of $508,000 for an anticipated increase in sales.

Investing Activities

Cash used in investing activities during the year ended December 31, 2014, amounted to approximately $82,000 primarily due to the acquisition of trade show, computer equipment and office furniture.  Cash used in investing activities during the year ended December 31, 2013, amounted to approximately $3,461,000, primarily from the acquisition of patents and equipment from L-3.

Financing Activities

Cash provided in financing activities during the year ended December 31, 2014 amounted to approximately $663,000, primarily from the proceeds from the issuance of common stock of $765,000 offset by the increase in the bond sinking fund of $36,000.  In addition, the Company paid a finder’s fee of approximately $66,000 in connection with the issuance of the stock for the year ended December 31, 2014.

As of December 31, 2014 we had a cash balance of approximately $161,000.  We have incurred significant losses from operations since inception, including a loss from operations of approximately $3,810,000 for the year ended December 31, 2014. We have, since inception, consistently incurred negative cash flow from operations.   As of December 31, 2014, we had a working capital deficiency of approximately $1,826,000 and a stockholders’ equity of $1,125,000.

We currently have 7,611,000 warrants issued to note holders of our convertible debt at an exercise price of $0.30.  In the event, all holders were to exercise their warrant holdings, we would receive approximately $2,283,000 in gross proceeds.  There can be no assurance that the note holders will exercise their warrants by the expiration date of their respective warrant.

While we believe that our available funds in conjunction with anticipated revenues from sales of our SteraMist™ line of products will be adequate to cover our cash requirements for the following twelve months, if we encounter unexpected problems we may need to raise additional capital.  To the extent that we need to obtain additional capital, management may raise such funds through the sale of our securities, obtain debt financing, and/or joint venturing with one or more strategic partners.  We cannot assure that adequate additional funding, if needed, will be available or on terms acceptable to us.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt (1)	$5,074	$5,074	$-	$-	$-
Interest on convertible debt(1)	507	507	-	-	-
Operating leases(2)	151	42	109	-	-
	$5,732	$5,623	$109	$-	$-
(1)	Amounts represent principal ($5,074) due July 2015 and estimated interest payments ($507) assuming no early extinguishment.
(2)
 Amounts represent a non-cancelable operating lease for office space in Frederick, MD that terminates on January 31, 2018. In addition to base rent, the lease calls for payment of common area maintenance operating expenses.

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

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value because of the short maturity of these instruments.  The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (”FIFO”) method.  Inventories consist primarily of finished goods and raw materials.

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

Recent Accounting Pronouncements

In May of 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.”  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

       The Company’s financial statements for the fiscal years ended December 31, 2014 and 2013 are included in this annual report, beginning on page F-1.

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

Name	Age	Position

Halden S. Shane	70	CEO, Chairman of the Board

Nick Jennings	37	Chief Financial Officer

Norris Gearhart	54	Chief Operating Officer

Harold W. Paul	66	Director

Joe Plascencia	42	Director

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

Nick Jennings: Mr. Jennings has been our Chief Financial Officer since October 2014.  Mr. Jennings has more than twelve (12) years’ experience in the fields of accounting, financial services and taxation.  He is a graduate of Loyola Marymount College with a degree in accounting and is a member of the American Institute of Certified Public Accountants.

Norris Gearhart:  Mr. Gearhart has been our Chief Operating Officer since September 2014.  Since January 2014 he served as Vice President of Technical Operations. Mr. Gearhart has 30 years’ experience within the insurance claims and disaster response industry.  He has served in in regional management roles with Allstate and Travelers insurance companies as well as owning and operating his own disaster response company.  He has worked as an international consultant and trainer.  He is a former US Army Captain among other assignments serving with 20th Special Forces Group, Airborne.

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

Joe Plascencia: Mr. Plascencia is founder and Chief Executive Officer of JP Tech Insurance Services and has held that position since 2002.  He has advised both public and private companies on issues of corporate governance and risk management including Directors and Officers Liability. He is a graduate of the University of Southern California and has served both as a member of the USC Board of Governors and the executive body of the USC Trojan Board of Directors. He presently serves as a board member of the Dedeux Foundation.

On February 11, 2014, we entered into an amended employment agreement with our CEO that provides for a base salary of $36,000 per year.  The agreement provides for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis.  Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors.  The CEO, will also have the right to receive expense reimbursements and certain employee benefits.  The terms of the employment agreement will be three years terminating on December 31, 2016.  The CEO’s existing compensation plan was amended, whereby his base salary will no longer be subject to CPI adjustments and the incentive performance bonus equal to 12% of the Company’s annual GAAP earnings for the years 2011 through 2015 was also removed.

On February 11, 2014, and as part of the employment agreement entered into with our CEO, our Board of Directors approved the grant of 3,000,000 stock warrants to our CEO as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants vested as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination.  The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by this individual totaling approximately $952,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.

Effective July 18, 2014, Chris Chipman resigned from his position of Chief Financial Officer of the Company and accordingly, his unvested shares of warrants were deemed to be null and void.

Effective September 24, 2014, Mark Futrovsky resigned from his position of President of the Company and his employment contract was terminated.  On December 24, 2014, 3,000,000 warrants granted to him as part of his former employment contract expired by their terms, ninety (90) days after termination of his employment.

Effective September 24, 2014, Sam Bergman resigned from his position of Chief Operating Officer of the Company and his employment contract was terminated.  On December 24, 2014, 3,000,000 warrants granted to him as part of his former employment contract expired by their terms, ninety (90) days after termination of his employment.

On September 25, 2014, the Company appointed Norris Gearhart as Principal Operating Officer of the Company and entered into an employment agreement with him.  The agreement provides for a base salary of $126,000 per year and bonus in the form of 100,000 shares of the Company’s restricted stock valued at $29,000.  The restricted shares were issued in October of 2014.

The Company appointed Nick Jennings as its Principal Financial Officer effective September 25, 2014.  Mr.Jennings’ employment with the Company commenced on October 1, 2014.  The employment agreement between Mr. Jennings and the Company provides for an annual base salary of $60,000 to be paid in the form of cash and $24,000 to be paid in the form of the Company’s restricted stock.  As part of Mr. Jennings’s agreement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date (October 1, 2014), 100,000 on October 1, 2015 and 100,000 on October 1, 2016. The exercise price of the warrant is $0.30 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void.  The Company utilized the Black-Scholes method to fair value the 300,000 warrants received totaling approximately $89,000 with the following assumptions: volatility, 221%; expected dividend yield, 0%; risk free interest rate, 1.80%; and a life of 5 years. The grant date fair value of each warrant was $0.30.

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

The Committee has met and held discussions with management. The Committee has reviewed and discussed with management TOMI’s audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013.

Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements referred to above be included in TOMI’s Annual Report for the year ended December 31, 2014.

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

Item 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (the “CD&A”) discusses the compensation of our named executive officers for the year ended December 31, 2014.  The named executive officers are Halden S. Shane, Chairman & CEO, Nick Jennings, CFO, and Norris Gearhart, COO (collectively, the “named executive officers”).

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

SUMMARY COMPENSATION TABLE

The following tables set forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

Name & Principal Position	Year	Salary ($) (1,2,3,4,5,6)	Bonus ($)	Stock Awards (1,3,6)	Option/ Warrant Awards (1,3,4,5)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Halden S. Shane,	2014	$36	-	25	596	-	-	-	657
Chairman and CEO	2013	$20	-	-	-	-	-	-	20
(1,2,3)	2012	$20	-	35	525	-	-	-	580

Christopher M. Chipman,	2014	$60	-	-	32	-	-	-	92
CFO (4)	2013	$15	-	-	67	-	-	-	82
	2012	$-	-	-	-	-	-	-	-

Nick Jennings,	2014	$15	-	-	37	-	-	-	52
CFO (5)	2013	$-	-	-	-	-	-	-	-
	2012	$-	-	-	-	-	-	-	-

Norris Gearhart,	2014	$34	-	29	-	-	-	-	63
COO (6)	2013	$-	-	-	-	-	-	-	-
	2012	$-	-	-	-	-	-	-	-

(1)
The CEO’s current employment agreement provides for a $36,000 annual salary plus incentive bonuses for the year ended December 31, 2014. The $36,000 cash portion of his compensation has been deferred. In February of 2014, he was issued 78,125 common shares as consideration for payment of $25,000 in accrued compensation as of December 31, 2013.

On February 11, 2014, the Board of Directors approved the grant of 3,000,000 stock warrants to the CEO as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by Dr. Shane totaling approximately $952,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.  The Company recognized equity based compensation for the CEO for approximately $596,000 on the vested warrants and accrual of unvested warrants.

(2)	The CEO’s prior employment agreement provided for a $20,000 annual salary plus incentive bonuses for the year ended December 31, 2013. The $20,000 cash portion of his salary was deferred in 2013.

(3)
The CEO’s prior employment agreement provided for a $20,000 annual salary plus incentive bonuses for the year ended December 31, 2012. The $20,000 cash portion of his compensation was deferred in 2012. In October 2012, he was issued 1,790,000 common shares as consideration for payment of $144,000 in loans payable and $35,000 in accrued compensation. In connection with this transaction the Company recognized $89,500 in finance charges.

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

(4)
On February 11, 2014 the Company increased the CFO’s base annual fee to $120,000 and issued 300,000 common stock purchase warrants to the CFO for services. The warrants had an exercise price of $.30 per share and have a 5 year term. They were valued at $95,000 using the Black Scholes model using the following assumptions: volatility - 233%; divided yield - 0%; discount rate – 1.54% and a life of 5 years. In connection with the issuance of these warrants, the Company recorded compensation expense of approximately $32,000 in the year ended December 31, 2014. Effective July 18, 2014, Chris Chipman resigned from his position as CFO of the Company and the above mentioned warrants expired prior to December 31, 2014.

On September 26, 2013, the Company entered into an engagement agreement with Christopher M. Chipman.  Pursuant to the engagement agreement, Mr. Chipman served as our Chief Financial Officer and received a base annual fee of at least $60,000.  As part of Mr. Chipman’s engagement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date. In connection with this transaction the Company recognized approximately $67,000 in compensation charges. Effective July 18, 2014, Chris Chipman resigned from his position as CFO of the Company and the above mentioned warrants expired prior to December 31, 2014.

(5)
On October 1, 2014, the Company entered into an employment agreement with Nick Jennings. Pursuant to the agreement, Mr. Jennings serves as our Chief Financial Officer and receives a base annual salary of $60,000. As part of Mr. Jennings’ agreement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date, 100,000 on October 1, 2015 and 100,000 on October 1, 2016. The exercise price of the warrant is $0.30 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date. They were valued at $89,000 using the Black Scholes model using the following assumptions: volatility - 221%; divided yield - 0%; discount rate – 1.80% and a life of 5 years. In connection with this transaction the Company recognized approximately $37,000 in compensation charges on the vested warrants and accrual of unvested warrants.

(6)
On September 24, 2014, the Company appointed Norris Gearhart as Chief Operating Officer and entered an employment agreement with him.  The agreement provides for a base salary of $126,000 per year and a bonus in the form of 100,000 shares of the Company’s restricted stock valued at $29,000.

(7)
On February 11, 2014, the Board of Directors approved the grant of 3,000,000 stock warrants to the former President and COO as executive compensation while they were officers of the Company.  Effective September 25, 2014, the President and COO resigned from their positions with the Company and accordingly, the remaining unvested warrants immediately vested.  The Company recognized equity based compensation of approximately $1,904,000 in connection with the vested warrants for the President and COO for the year ended December 31, 2014.  As of December 31, 2014, their warrants had expired.

GRANT OF PLAN BASED AWARDS TABLE

The following table sets forth information with respect to restricted stock awards during the year ended December 31, 2014 to the Company’s named executive officers:

Name	Grant Date	All Other Stock Awards(1) (#)	All Other Warrant Awards: Number Of Securities Underlying Warrants(1) (# )	Exercise or base price of award(2) ($/Sh)	Grant Date Fair Value of Stock and Warrant Awards ($)

Halden S. Shane	02/12/14	78,125	-	0.32	25,000

Norris Gearhart	09/25/14	100,000	-	0.29	-

(1)	Refer to the Compensation Discussion and Analysis beginning on page 24 for a description of the terms of and criteria for making these awards.
(2)	Exercise price or base price of the awards are based upon the closing price on the trading day of the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information with respect to outstanding warrants and restricted stock previously awarded to the Company’s named executive officers as of December 31, 2014.

	Warrant Awards					Stock Awards
Market
	Number of					Number of	Value of
	Securities	Number of				Shares or	Shares or
	Underlying	Securities				Units of	Units of
	Unexercised	Underlying	Warrant			Stock That	Stock That
	Warrants	Unexercised	Exercise	Warrants	Warrant	Have	Have
	(#)	Warrants (#)	Price	Grant	Expiration	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	Date	(#)	($)

Halden S. Shane	3,500,000	-	$0.15	10/15/2012	10/15/2017	-	-

Halden S. Shane	1,000,000	2,000,000	$0.30	02/11/2014	02/11/2019	-	-

Nick Jennings	100,000	200,000	$0.30	10/01/2014	10/01/2019	-	-

Norris Gearhart(1)	-	-	$-	-	-	-	-

(1) Norris Gearhart was issued 100,000 of the Company’s restricted stock valued at $29,000 in October of 2014.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on  85,266,521 shares of common stock outstanding as of March 20, 2015.

CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Owner	Percent of Class
Halden Shane (1) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	25,120,048	27.4%
Shane Family Trust (2) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	8,100,000	9.5%
Harold W. Paul (3) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	1,463,694	1.7%
Belinha Shane (4) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	1,000,000	1.2%
Joe Plascencia (5) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	994,838	1.2%
Norris Gearhart 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	130,000	*
Nick Jennings (6) 9454 Wilshire Blvd., Penthouse Beverly Hills, CA 90212	320,245	*
Ah Kee Wee 112 Spring Leaf Avenue Singapore 788502	5,555,556	6.5%
All Directors and Officers as a Group:	36,128,825	39%

(1) Includes 6,500,000 warrants of which 5,500,000 warrants are presently exercisable.
(2) Halden Shane is a trustee of the Shane Family Trust.
(3) Includes 40,000 options presently exercisable.
(4) Belinha Shane is the wife of Halden Shane. Mr. Shane disclaims beneficial ownership of any shares held in her name.
(5) Includes 150,000 warrants which are presently exercisable and 20,000 options that are presently exercisable
(6) Includes 300,000 warrants of which 100,000 are presently exercisable
 * Denotes ownership of less than 1%

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

None

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm Wolinetz, Lafazan & Company, P.C., Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm:

	December 31, 2014	December 31, 2013

Audit fees	$77,000	$80,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$77,000	$80,000

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Report of Independent Registered Public Accounting Firm, Wolinetz, Lafazan & Company, P.C.;
●	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013;
●	Consolidated Statements of Operations: For the Years Ended December 31, 2014 and December 31, 2013;
●	Consolidated Statements of Stockholders’ Equity (Deficiency): For the Years Ended December 31, 2014 and December 31, 2013;
●	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2014 and December 31, 2013; and
●	Notes to Consolidated Financial Statements.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

DATED: March 24, 2015	By:	/s/ HALDEN S. SHANE
Halden S Shane
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer	March 24, 2015
Halden S. Shane	(Principal Executive Officer)

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer	March 24, 2015
Nick Jennings	and Principal Accounting Officer)

/s/ HAROLD W. PAUL	Director	March 24, 2015
Harold W. Paul

/s/ JOE PLASCENCIA	Director	March 24, 2015
Joe Plascencia

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiaries ("the Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations during the years ended December 31, 2014 and 2013 and has a working capital deficiency at December 31, 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                      WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 24, 2015

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$160,560	$706,350
Cash – Restricted (Note 6)	105,776	70,124
Accounts Receivable, net	441,153	805,809
Inventories (Note 3)	772,833	407,549
Prepaid Expenses	35,404	7,980
Other Assets	36,644	-
Deferred Financing Costs – net (Note 6)	199,625	-
Total Current Assets	1,751,995	1,997,812

Property & Equipment – net (Note 4)	288,159	164,068

Other Assets:
Intangible Assets – net (Note 5)	2,657,056	3,026,564
Deferred Financing Costs – net (Note 6)	-	542,116
Security Deposits	6,552	2,543
Total Other Assets	2,663,608	3,571,223
Total Assets	$4,703,762	$5,733,103
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts Payable and Accrued Expenses	$448,064	$383,349
Accrued Interest on Convertible Notes (Note 6)	211,417	211,194
Accrued Officers Compensation (Note 9)	41,000	25,000
Common Stock to be Issued (Note 13)	35,925	150,871
Customer Deposits	19,716	14,105
Deferred Rent	15,236	-
Derivative Liability (Note 7)	1,728,883	7,665,502
Convertible Notes Payable, net of discount at December 31, 2014 of $3,996,033 (Note 6)	1,077,967	-
Total Current Liabilities	3,578,207	8,450,021

Convertible Notes Payable, net of discount at December 31, 2013 of $5,003,558 (Note 6)	-	70,442
Total Long-term Liabilities	-	70,442
Total Liabilities	3,578,207	8,520,463

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at December 31, 2014 and 2013	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2014 and 2013	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
83,646,275 and 79,867,217 shares issued and outstanding
at December 31, 2014 and December 31, 2013, respectively.	836,463	798,672
Additional Paid-In Capital	19,281,647	15,674,958
Accumulated Deficit	(18,997,655)	(19,266,090)
Total Stockholders’ Equity (Deficiency)	1,125,555	(2,787,360)
Total Liabilities and Stockholders’ Equity (Deficiency)	$4,703,762	$5,733,103

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended
	December 31,
	2014	2013

Sales, net	$2,248,341	$1,166,457
Cost of Sales	873,990	480,678
Gross profit	1,374,350	685,779

Costs and Expenses:
Professional Fees	349,546	336,116
Depreciation and Amortization	470,327	318,265
Selling Expenses	380,303	225,954
Research and Development	155,984	127,547
Consulting fees (Note 9)	179,809	551,565
Equity Compensation Expense (Note 8)	2,564,707	148,794
General and Administrative	1,083,885	425,711
Total Costs and Expenses	5,184,561	2,133,952
Loss from Operations	(3,810,211)	(1,448,173)

Other Income (Expense):
Amortization of Deferred Financing Costs	(342,492)	(234,370)
Amortization of Debt Discounts	(1,007,525)	(70,442)
Fair Value Adjustment of Derivative Liability	5,936,619	(349,410)
Financing Costs (Note 6)	-	(3,198,803)
Interest Expense	(507,956)	(357,114)
Total Other Income (Expense)	4,078,646	(4,210,139)

Net Income (Loss)	$268,435	$(5,658,312)

Income (Loss) Per Common Share
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Basic Weighted Average Common Shares Outstanding	81,281,030	77,474,329
Diluted Weighted Average Common Shares Outstanding	127,398,990	77,474,329

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficiency)
Balance at December 31, 2012	510,000	$5,100	75,455,585	$754,555	$12,956,535	$(13,607,778)	$108,412
Equity based compensation			-	-	148,794	-	148,794
Common stock issued for services provided			977,028	9,770	470,984	-	480,754
Exercise of stock options as payment for legal services			20,000	200	(200)	-	-
Private placements, net			3,414,604	34,147	976,953	-	1,011,100
Warrants issued as part of debt private placement					956,711		956,711
Warrants issued as Deferred financing costs					165,181		165,181
Net loss for the year ended December 31, 2013			-	-	-	(5,658,312)	(5,658,312)
Balance at December 31, 2013	510,000	5,100	79,867,217	798,672	15,674,958	(19,266,090)	(2,787,360)

Options and warrants issued to executives for services					2,564,707		2,564,707
Common stock issued for services provided			901,580	9,016	340,827		349,843
Common stock issued for executive compensation			178,125	1,781	52,219		54,000
Exercise of stock options as payment for legal services			20,000	200	(200)		-
Proceeds from issuance of common stock, net			377,778	3,778	95,162		98,940
Proceeds from issuance of common stock and warrants, net			2,290,243	22,902	574,013		596,915
Issuance of common stock as finder’s fee			11,332	113	(113)		-
Value of common stock to be issued as finder’s fee					(19,925)		(19,925)
Net Income for the year ended December 31, 2014						268,435	268,435
Balance at December 31, 2014	510,000	$5,100	83,646,275	$836,462	$19,281,647	$(18,997,655)	$1,125,555

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For The
	Years Ended
	December 31,
	2014	2013
Cash Flow From Operating Activities:
Net Income (Loss)	$268,435	$(5,658,312)
Adjustments to Reconcile Net Income (loss) to
Net Cash Used In Operating Activities:
Depreciation and Amortization	470,328	318,264
Amortization of Deferred Financing Costs	342,492	234,371
Amortization of Debt Discount	1,007,525	70,442
Finance Charges in connection with Convertible Debt	-	3,198,804
Fair Value Adjustment of Derivative Liability	(5,936,619)	349,410
Equity Based Compensation	2,564,707	148,794
Value of Equity Issued for Services	403,843	480,754
Reserve for Bad Debts	37,500	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	327,156	(590,152)
Inventory	(508,200)	(407,547)
Prepaid Expenses	(27,424)	(2,580)
Other Assets	(36,644)	-
Deposits	(4,010)	(2,043)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	61,655	157,861
Accrued Interest	222	211,194
Accrued Officers Compensation	16,000	20,000
Common Stock to be Issued	(134,872)	150,871
Deferred Rent	15,236	-
Customer Deposits	5,611	14,105
Net Cash Used in Operating Activities	(1,127,059)	(1,305,764)

Cash Flow From Investing Activities:
Purchase of Intangibles	-	(3,288,300)
Purchase of Property and Equipment	(81,994)	(172,691)
Net Cash Used in Investing Activities	(81,994)	(3,460,991)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For The
	Years Ended
	December 31,
	2014	2013
Cash Flow From Financing Activities:
Proceeds from Convertible Notes Payable	-	5,074,000
Repayment of Loan Payable to Officer	-	(3,988)
Deferred Debt Costs	-	(611,306)
Proceeds From Issuance of Common Stock and Warrants	765,262	1,041,099
(Increase) in Bond Sinking Fund	(35,653)	(70,124)
Payment of Finder's Fee	(66,347)	(30,000)
Net Cash Provided by Financing Activities	663,262	5,399,681
Increase (Decrease) In Cash and Cash Equivalents	(545,792)	632,926
Cash and Cash Equivalents - Beginning	706,350	73,424
Cash and Cash Equivalents – Ending	$160,560	$706,350

Supplemental Cash Flow Information:
Cash Paid For Interest	$507,956	$145,920
Cash Paid For Income Taxes	$-	$933
Non-Cash Investing and Finance Activities:
Reclassification of demo	$142,916	$-
equipment from inventory to property and equipment
Discount on convertible debt	-	$5,074,000
Common Stock Warrants Issued As Deferred Finance Costs	$-	$165,181
Cash Finder's Fee Accrual	$3,060	$-
Common Stock Finder's Fee Accrual	$19,925	$-
Establishment of derivative liability	$-	$7,316,092

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company incurred losses from operations of approximately $3,810,000 and $1,448,000 for the years ended December 31, 2014 and 2013, respectively. In addition, the Company had a working capital deficiency of approximately $1,826,000 at December 31, 2014.  Cash and cash equivalents was approximately $161,000 as of December 31, 2014.  In addition, the Company has not been able to generate positive cash from operations for the years ended December 31, 2014 and 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the year ended December 31, 2014 the Company raised gross proceeds of $765,262 through the sale of 2,668,021 shares of common stock and equity units (see note 8 for additional details).

Accordingly, the Company's existence is dependent on management's ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

The Company’s financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued expenses.  All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value because of the short maturity of these instruments.  The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 6)

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (”FIFO”) method.  Inventories consist primarily of raw materials and finished goods.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation for equipment, furniture and fixtures and vehicles commences once placed in service for its intended use.  Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or service lives of the improvements, whichever is shorter.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $342,000 and $234,000 for the years ended December 31, 2014 and 2013, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2014 and 2013. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of December 31, 2014, consisted of 17,496,552 common shares from convertible debentures, 28,051,408 common shares from outstanding warrants (including 7,611,000 warrants issued in conjunction with the above convertible notes), 60,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.

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

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the years Ended December 31
	2014	2013
Numerator:
Net Income (Loss)	$268,435	$(5,658,312)
Denominator:
Basic weighted-average shares	81,281,030	77,474,329
Effect of dilutive securities
Warrants	28,051,408	-
Convertible Debt	17,496,552	-
Options	60,000	-
Preferred Stock	510,000	-
Diluted Weighted Average Shares	127,398,990	77,474,329

Net Income (Loss)
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Note: Warrants, Convertible Debt, Options, and Preferred Stock for the year ended December 31, 2013, are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Loss from Operations Data:

Loss from Operations
Basic and Diluted Weighted	$(3,810,211)	$(1,448,173)
Average Shares	81,281,030	77,474,329

Basic and Diluted Loss per Share	$(0.05)	$(0.02)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of December 31, 2014, the Company had 712,291 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  As of December 31, 2014, no shares have been issued under the 2014 Stock Option Plan.

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

We have had no long-lived asset impairment charges for the years ended December 31, 2014 and 2013.  The Company’s most recent detailed test disclosed an estimated fair value of its patents and trademarks that exceeded its’ respective carrying amount based on our model and assumptions.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the year ended December 31, 2014 and 2013, advertising and promotional expenses were approximately $11,000 and $6,000, respectively.

Recent Accounting Pronouncements

In May of 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.”  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

NOTE 3: INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2014	2013
Raw materials	$159,807	$1,500
Finished goods	613,026	406,049
Inventory, end of period	$772,833	$407,549

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,	December 31,
	2014	2013
Furniture and fixture	$69,555	$22,390
Equipment	374,620	217,672
Vehicles	44,344	44,344
Software	12,167	-
Leasehold Improvements	8,630	-
	509,316	284,406
Less: Accumulated depreciation	221,157	120,338
	$288,159	$164,068

Depreciation was $100,819 and $56,529 for the years ended December 31, 2014 and 2013, respectively.

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

The intangible assets purchased consist of Patents and Trademarks.  The patents are being amortized over the estimated remaining lives of the related patents, which is 7.7 years.  The trademarks have an indefinite life.  Amortization expense was $369,508 and $261,736 for the years ended December 31, 2014 and 2013.

           Definite life intangible assets consist of the following:

	December 31, 2014	December 31, 2013

Intellectual property and patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	631,244	261,736
Intangible Assets, net	$2,217,056	$2,586,564

Indefinite life intangible assets consist of the following:

	December 31, 2014	December 31, 2013

Trademarks	$440,000	$440,000

	December 31, 2014	December 31, 2013

Total Intangible Assets	$2,657,056	$3,026,564

Approximate amortization over the next five years is as follows:

Year Ending December 31,	Amount

2015	$370,000
2016	370,000
2017	370,000
2018	370,000
2019	370,000
Thereafter	367,000
$2,217,000

NOTE 6. CONVERTIBLE DEBT

In November 2012, the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013.  Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018.  Interest is payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st.  The Notes are secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The Notes call for the establishment of a sinking fund.  Within 45 days of each calendar quarter 15% of the Company’s reported revenue will be deposited into the Company’s escrowed sinking fund account.  During the fourth quarter and subsequent to December 31, 2014, the Company funded approximately $157,000 or 15% of the fourth quarter revenue into the sinking fund account.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	December 31,	December 31,
	2014	2013	Inception
Closing stock price	$0.27	$0.42	0.13-0.55
Conversion price	$0.29	$0.29	0.29
Expected volatility	114%	175%	185%-190%
Remaining term (years)	0.58	1.58	2.30-2.07
Risk-free rate	0.13%	0.28%	.25%-.43%
Expected dividend yield	0%	0%	0%

Warrant

Inception
Closing stock price	0.13-0.55
Conversion price	0.30
Expected volatility	250%
Remaining term (years)	5.30-5.09
Risk-free rate	.76% - (1.61%)
Expected dividend yield	0%

Convertible notes consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Convertible notes	$5,074,000	$5,074,000
Initial Discount on convertible notes	(5,074,000)	(5,074,000)
Accumulated amortization of discount	1,077,967	70,442
Total convertible notes, net	$1,077,967	$70,442

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

December 31, 2014:	Level 3	Total

Derivative Instruments	$1,728,883	$1,728,883

December 31, 2013:	Level 3	Total

Derivative Instruments	$7,665,502	$7,665,502

Level 3 financial instruments consist of certain embedded conversion features. The fair value of these embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements.” (See note 6) The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes.  These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Beginning Balance	$7,665,502	$7,316,092
Change in fair value	(5,936,619)	349,410
Ending Balance	$1,728,883	$7,665,502

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At December 31, 2014 and 2013, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At December 31, 2014 and 2013, there were no shares issued and outstanding, respectively.

Common Stock

During the year ended December 31, 2013, the Company issued 977,028 shares of common stock valued at $480,754 for services rendered and issued an aggregate of 3,414,604 shares of common stock for gross proceeds of $1,011,100.

During the year ended December 31, 2014, the Company issued 326,035 shares of common stock valued at approximately $105,893 for professional services rendered.

During the year ended December 31, 2014, the Company issued 44,319 shares of common stock valued at $15,000 to Harold Paul, Director, as payment for legal services rendered.

During the year ended December 31, 2014, the Company issued 455,000 shares to the Rolyn Companies, Inc. (“Rolyn”) for labor and services support valued at $203,950 of which 230,000 shares valued at $128,800 were recorded as common stock to be issued at December 31, 2013.  (See Note 9).

In addition, the Company issued 76,226 shares valued at $25,000 to a consultant for services rendered for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued 78,125 shares as consideration for payment of accrued compensation to the CEO amounting to $25,000.  The Company also issued 100,000 shares to the COO amounting to $29,000 as part of his employment agreement (see note 11).

 During the year ended December 31, 2014, the Company sold 377,778 shares of common stock at $.27 per share for gross proceeds of $102,000.  In connection with the sale, the Company incurred a cash finder fee in the amount of $3,060 in addition to a finder’s fee paid in common stock of 11,332 shares valued at $3,060.

During the year ended December 31, 2014, the Company sold 2,290,243 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of five years. Gross proceeds to the Company amounted to $663,262.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $66,347 in addition to a finder’s fee to be paid in common stock of 68,707 shares valued at $19,925.

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

The following table summarizes stock options outstanding as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	60,000	$1.42	60,000	$1.42
Granted	20,000	0.44	20,000	0.15
Exercised	(20,000)	0.44	(20,000)	0.15
Outstanding, end of year	60,000	$1.42	60,000	$1.42

Options outstanding and exercisable by price range as of December 31, 2014 were as follows:

		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	5.01	40,000	$2.10
$0.05	20,000	6.02	20,000	$0.05
	60,000		60,000

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

On September 26, 2013, the Company’s Chief Financial Officer, Christopher Chipman, was granted 300,000 warrants. The warrants had a term of five years and vest 100,000 upon the grant date, 100,000 on September 26, 2014 and 100,000 on September 26, 2015. The exercise price of the warrant is $0.77 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by this individual totaling $208,022 with the following assumptions: volatility, 179%; expected dividend yield, 0%; risk free interest rate, 1.43%; and a life of 5 years.  Effective July 18, 2014, Chris Chipman resigned from his position of Chief Financial Officer of the Company and accordingly, his unvested share of warrants were deemed to be null and void.  The vested portion of the warrants expired prior to December 31, 2014.  For the year ended December 31, 2014, the Company reversed out the equity based compensation attributable to the accrued but not vested portion of the warrants.

On February 11, 2014, as part of the employment agreements entered into with its three executive officers (CEO, President and COO), the Board of Directors approved the grant of 3,000,000 stock warrants to each of them as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by these individuals totaling approximately $952,000 for each executive with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.  Effective September 25, 2014, the President and COO resigned from their positions with the Company and accordingly, the remaining unvested warrants immediately vested.  The Company recognized equity based compensation of approximately $1,904,000 in connection with the vested warrants for the President and COO for the year ended December 31, 2014.  As of December 31, 2014, their warrants expired. In addition, the Company recognized equity based compensation for the CEO for approximately $596,000 on the vested warrants and accrual of unvested warrants.

On February 11, 2014, the Company’s Board of Directors approved the granting of 300,000 stock warrants to its CFO as incentive compensation. The warrants have a term of five years and vest as follows: 100,000 warrants will vest upon issuance; 100,000 warrants will vest as of February 11, 2015, and 100,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by the Company’s executive totaling approximately $95,000 with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.  Effective July 18, 2014, Chris Chipman resigned from his position of Chief Financial Officer of the Company and accordingly, his unvested share of warrants were deemed to be null and void.  For the year ended December 31, 2014, the Company recognized approximately $32,000 in equity based compensation for the vested portion of the warrants.

On October 1, 2014, the Company’s Board of Directors approved the granting of 300,000 stock warrants to its new CFO as incentive compensation. The warrants have a term of five years and vest as follows: 100,000 warrants will vest upon issuance; 100,000 warrants will vest as of October 1, 2015, and 100,000 warrants will vest as of October 1, 2016.  The exercise price of the warrant is $0.30 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall be deemed null and void. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by the Company’s executive totaling approximately $89,000 with the following assumptions: volatility, 221%; expected dividend yield, 0%; risk free interest rate, 1.80%; and a life of 5 years. The grant date fair value of each warrant was $0.30.  For the year ended December 31, 2014, the Company recognized approximately $37,000 in equity based compensation on the vested warrants and accrual of unvested warrants.

The following table summarizes the outstanding common stock warrants as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	19,325,800	$0.21	10,050,000	$0.12
Granted	15,325,608	0.30	9,275,800	0.31
Expired	(300,000)	0.77	-	-
Expired	(6,300,000)	0.30	-	-
Exercised	-	-	-	-
Outstanding, end of year	28,051,408	$0.23	19,325,800	$0.21

Warrants outstanding and exercisable by price range as of December 31, 2014 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	2.53	1,575,000	$0.01
$0.05	975,000	2.62	975,000	$0.05
$0.15	7,750,000	2.80	7,750,000	$0.15
$0.261	100,000	3.49	100,000	$0.261
$0.29	5,725,608	4.67	5,725,608	$0.29
$0.30	11,925,800	3.75	9,725,800	$0.30
	28,051,408		25,851,408

Unvested warrants outstanding as of December 31, 2014 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.30	2,200,000	4.20

NOTE 9.  RELATED PARTY

Employment Agreement

On February 11, 2014, the Company entered into an amended employment agreement with its CEO as well as new employment agreements with its President and COO that provide each with a base salary of $36,000 per year.  The agreements provided for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis.  Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors.  The CEO, President and COO will also have the right to receive expense reimbursements and certain employee benefits.  The terms of the employment agreements will be three years terminating on December 31, 2016.  Effective September 24, 2014, the president and COO resigned from the Company and their employments contracts were terminated.

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

Support and Service Agreement

Effective April 1, 2013 the Company entered into a Support and Service Agreement (“the Agreement”) with Rolyn Companies, Inc. (“Rolyn”) under the terms of which Rolyn will provide labor and services support.  The Agreement called for payment to Rolyn of 76,666 shares of the Company’s common stock per month as well as payment of out of pocket expenses.  This agreement was amended, effective January 1, 2014, to reduce the payment to Rolyn to 25,000 shares of the Company’s common stock per month.  All other terms and conditions of the agreement remained the same.  Either party can terminate the Agreement within 30 days written notice.  The Company has recorded approximately $75,000 and $203,000 support and service expense for the year ended December 31, 2014 and 2013, respectively.  Certain officers of Rolyn were appointed officers of the Company in June and July 2013 and have since resigned.  The service agreement was terminated effective October 7, 2014.

Distribution and Licensing Agreement

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company.  For the year ended December 31, 2014, revenues of approximately $301,000 were recognized with regards to Plascencia Universal.  Included in the revenue was a license fee for approximately $26,000.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leased 1,611 square feet of office/warehouse space in San Diego, CA for research and development purposes.  The lease payments amounted to approximately $2,000 per month.  This lease expired in May of 2014 and the Company continued to rent the space on a month-to-month basis.  The Company vacated the office/warehouse in July of 2014 and has moved the lab to its new facility in Fredrick, Maryland.

In September of 2014 the Company entered into a lease agreement for office and warehouse space in Fredrick Maryland. As part of the lease agreement, the Company is to receive a rent holiday in the first 5 months of the lease.  The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year.  The lease expires on January 31, 2018.  The Company accounts for the lease using the straight line method and recorded $15,236 in rent expense for the year ended December 31, 2014.  Approximate minimum annual rents under lease are as follows:

Year Ending December 31,	Amount

2015	$42,000
2016	52,000
2017	53,000
2018	4,000
$151,000

NOTE 11. CONTRACTS AND AGREEMENTS

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, El Salvador, Guatemala, Nicaragua, Columbia, Honduras, Costa Rica and Ecuador.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.  For the year ended December 31, 2014, revenues of approximately $400,000 were recognized with regards to TOMI Panama.

On September 25, 2014, the Company appointed Norris Gearhart as Principal Operating Officer of the Company and entered into an employment agreement with him.  The agreement provides for a base salary of $126,000 per year and bonus in the form of 100,000 shares of the Company’s restricted stock valued at $29,000.  The restricted shares were issued in October of 2014.

On October 15, 2014, the Company entered into a manufacturing and development agreement with RG Group, Inc.  The agreement does not provide for any minimum purchase agreements and is for a term of 2 years. For the year ended December 31, 2014, RG Group, Inc. manufactured substantially all of the Company’s equipment.

NOTE 12.  INCOME TAXES

At December 31, 2014 the Company had available net-operating loss carryforwards for federal income tax purposes of approximately $7,516,000, which may be applied against future taxable income, if any, from 2015 through 2034.  Certain significant changes in ownership of the Company may restrict the utilization of these tax loss carryforwards.

At December 31, 2014 the Company had a deferred tax asset of approximately $3,042,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized any tax benefit or tax asset from these loss carryforwards due to the fact that realization of the tax benefit is uncertain and therefore, a valuation allowance equal to 100% of the tax benefit has been applied against the value of any tax assets arising from these losses.  The difference between the federal statutory tax rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance and various permanent differences in the amount of approximately $855,000

NOTE 13. COMMON STOCK TO BE ISSUED

As of December 31, 2014, the Company was obligated to issue 155,619 shares of common stock valued at approximately $36,000 primarily to certain vendors and consultants.

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

In January 2015, as per the Company’s directors’ compensation plan adopted on September 18, 2009, the Company granted 40,000 stock options to two directors.  The options have an exercise price of $0.27 per share and expire January 2, 2025.

During the first quarter of 2015, the Company sold 1,500,002 equity units, each unit consisting of 1 share of common stock and 2.5 warrants for gross proceeds of $435,000. Expenses in connection with the sale of these equity units was approximately $56,500.

On January 31, 2015, the Company made its bi-annual interest payment in connection with the convertible notes in the amount of $253,700.