Form 10-Q
period 2015-03-31
TOMI Environmental Solutions, Inc.
filed 2015-05-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 4, 2015, the registrant had 85,582,909 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31 , 2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended March 31, 2015.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2014.

The results reflected for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2015 (Unaudited)	December 31, 2014
Current Assets:
Cash and Cash Equivalents	$173,996	$160,560
Cash – Restricted (Note 6)	716	105,776
Accounts Receivable, net	611,837	441,153
Inventories (Note 3)	911,905	772,833
Prepaid Expenses	41,054	35,404
Other Assets	36,613	36,644
Deferred Financing Costs – net (Note 6)	115,175	199,625
Total Current Assets	1,891,296	1,751,995

Property and Equipment – net (Note 4)	265,076	288,159

Other Assets:
Intangible Assets – net (Note 5)	2,564,679	2,657,056
Security Deposits	4,700	6,552
Total Other Assets	2,569,379	2,663,608
Total Assets	$4,725,751	$4,703,762

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable and Accrued Expenses	$605,615	$448,063
Accrued Interest on Convertible Notes (Note 6)	84,567	211,417
Accrued Officers Compensation (Note 9)	50,000	41,000
Common Stock to be Issued (Note 12)	78,388	35,925
Customer Deposits	19,619	19,716
Deferred Rent	18,263	15,236
Derivative Liability (Note 7)	4,402,031	1,728,883
Convertible Notes Payable, net of discount at March 31, 2015 and December 31, 2014 of $3,032,685 and $3,996,033, respectively (Note 6)	2,041,315	1,077,967
Total Current Liabilities	7,299,798	3,578,207

Total Liabilities	7,299,798	3,578,207

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficiency):
Cumulative Convertible Series A Preferred Stock; par value $0.01, 1,000,000 shares authorized; 510,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock; par value $0.01, 200,000,000 shares authorized; 85,526,522 and 83,646,275 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	855,265	836,463
Additional Paid-In Capital	19,835,048	19,281,647
Accumulated Deficit	(23,269,460)	(18,997,655)
Total Stockholders’ Equity (Deficiency)	(2,574,047)	1,125,555
Total Liabilities and Stockholders’ Equity (Deficiency)	$4,725,751	$4,703,762

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2015	2014

Sales, net	$676,386	$273,029
Cost of Sales	278,476	113,845
Gross profit	397,910	159,184

Costs and Expenses:
Professional Fees	107,032	113,830
Depreciation and Amortization	125,253	111,906
Selling Expenses	94,735	61,448
Research and Development	22,190	31,292
Consulting fees	76,309	58,403
Equity Compensation Expense (Note 8)	125,087	1,142,349
General and Administrative	271,314	201,645
Total Costs and Expenses	821,919	1,720,873
Loss from Operations	(424,009)	(1,561,689)

Other Income (Expense):
Amortization of Deferred Financing Costs	(84,450)	(84,450)
Amortization of Debt Discounts	(963,348)	(74,968)
Fair Value Adjustment of Derivative Liability	(2,673,148)	1,751,305
Interest Expense	(126,850)	(127,406)
Total Other Income (Expense)	(3,847,796)	1,464,481

Net Loss	$(4,271,805)	$(97,208)

Loss Per Common Share
Basic and Diluted	$(0.05)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	84,043,034	80,147,114

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2014	510,000	$5,100	83,646,275	$836,462	$19,281,647	$(18,997,655)	$1,125,555

Warrants and options issued for services					97,301		97,301
Common stock issued for services provided			100,000	1,000	24,000		25,000
Common stock issued for executive compensation			20,245	203	5,798		6,001
Proceeds from issuance of common stock and warrants, net of finder’s fee			1,760,002	17,600	441,614		459,214
Value of common stock to be issued as finder’s fee					(15,312)		(15,312)
Net Loss for the three months ended March 31, 2015						(4,271,805)	(4,271,805)
Balance at March 31, 2015	510,000	$5,100	85,526,522	$855,265	$19,835,048	$(23,269,460)	$(2,574,046)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2015	2014
Cash Flow From Operating Activities:
Net Loss	$(4,271,805)	$(97,208)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	125,253	111,906
Amortization of Deferred Financing Costs	84,450	84,450
Amortization of Debt Discount	963,348	74,968
Fair Value Adjustment of Derivative Liability	2,673,148	(1,751,305)
Equity Based Compensation	97,301	1,142,349
Value of Equity Issued for Services	31,001	165,872
Reserve for Bad Debts	482	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(171,166)	320,266
Inventory	(139,072)	(113,897)
Prepaid Expenses	(5,650)	(4,738)
Other Assets	31	-
Deposits	1,853	(14,404)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	157,552	(73,805)
Accrued Interest	(126,850)	(126,628)
Accrued Officers Compensation	9,000	2,000
Common Stock to be Issued	27,151	(101,615)
Deferred Rent	3,027	-
Customer Deposits	(97)	(4,340)
Net Cash Used in Operating Activities	(541,044)	(386,129)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(9,793)	(8,618)
Net Cash Used in Investing Activities	(9,793)	(8,618)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2015	2014
Cash Flow From Financing Activities:
Proceeds From Issuance of Common Stock and Warrants	510,213	-
(Increase) Decrease in Bond Sinking Fund	105,060	(28,846)
Payment of Finder's Fee	(51,000)	-
Net Cash Provided (used) by Financing Activities	564,273	(28,846)
Increase (Decrease) In Cash and Cash Equivalents	13,435	(423,593)
Cash and Cash Equivalents - Beginning	160,560	706,351
Cash and Cash Equivalents – Ending	$173,995	$282,758

Supplemental Cash Flow Information:
Cash Paid For Interest	$253,700	$254,033
Cash Paid For Income Taxes	$-	$1,426
Non-Cash Investing and Finance Activities:
Reclassification of demo equipment from inventory to property and equipment	$-	$118,408
Common Stock Finder's Fee Accrual	$15,312	$-

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company incurred net losses of approximately $4,272,000 and $97,000 for the three months ended March 31, 2015 and 2014, respectively. In addition, the Company had a working capital deficiency of approximately $5,409,000 and stockholders’ deficit of $2,574,000 at March 31, 2015.  Cash and cash equivalents was approximately $174,000 as of March 31, 2015.  In addition, the Company has not been able to generate positive cash from operations for the three months ended March 31, 2015 and 2014.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the three months ended March 31, 2015 the Company raised gross proceeds of $510,213 through the sale of 1,760,002 shares of common stock and equity units (see note 8 for additional details).

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 25, 2015. The Company follows the same accounting policies in the preparation of interim reports.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $84,000 and $84,000 for the three months ended March 31, 2015 and 2014, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2015 and December 31, 2014. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of March 31, 2015, consisted of 17,496,552 common shares from convertible debentures, 32,451,413 common shares from outstanding warrants (including 7,611,000 warrants issued in conjunction with the above convertible notes), 100,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of March 31, 2015, the Company had 712,291 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  As of March 31, 2015, no shares have been issued under the 2014 Stock Option Plan.

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

We have had no long-lived asset impairment charges for three months ended March 31, 2015 and 2014.  The Company’s most recent detailed test disclosed an estimated fair value of its patents and trademarks that exceeded its’ respective carrying amount based on our model and assumptions.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three months ended March 31, 2015 and 2014, advertising and promotional expenses were approximately $3,000 and $3,000, respectively.

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

NOTE 3: INVENTORIES

              Inventories consist of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Raw materials	$105,120	$159,807
Finished goods	806,785	613,026
Inventory, end of period	$911,905	$772,833

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2015 (Unaudited)	2014
Furniture and fixture	$71,647	$69,555
Equipment	382,321	374,620
Vehicles	44,344	44,344
Software	12,167	12,167
Leasehold Improvements	8,630	8,630
	519,109	509,316
Less: Accumulated depreciation	254,033	221,157
	$265,076	$288,159

Depreciation was $32,876 and $19,529 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5. INTANGIBLE ASSETS AND ASSET ACQUISITION

Intangible assets consist of Patents and Trademarks related to our Binary Ionization Technology.  All of these assets are pledged as collateral for the convertible notes issued as described below in Note 6.  The patents are being amortized over the estimated remaining lives of the related patents.  The trademarks have an indefinite life.  Amortization expense was $92,377 and $92,377 for the three months ended March 31, 2015 and 2014.

Definite life intangible assets consist of the following:

	March 31, 2015 (Unaudited)	December 31, 2014

Intellectual property and patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	723,621	631,244
Intangible Assets, net	$2,124,679	$2,217,056

Indefinite life intangible assets consist of the following:

	March 31, 2015 (Unaudited)	December 31, 2014
Trademarks	$440,000	$440,000

	March 31, 2015 (Unaudited)	December 31, 2014
Total Intangible Assets	$2,564,679	$2,657,056

Approximate amortization over the next five years is as follows:

Year Ending December 31,	Amount
2015	$274,000
2016	370,000
2017	370,000
2018	370,000
2019	370,000
Thereafter	370,000
$2,124,000

NOTE 6. CONVERTIBLE DEBT

In November 2012, the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013.  Each Unit consists of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018.  Interest is payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st.  The Notes are secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The Notes call for the establishment of a sinking fund.  Within 45 days of each calendar quarter 15% of the Company’s reported revenue will be deposited into the Company’s escrowed sinking fund account. Subsequent to March 31, 2015, the Company deposited approximately $102,000 or 15% of the first quarter revenue into the sinking fund account.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	March 31,	December 31,
	2015 (Unaudited)	2014	Inception
Closing stock price	$0.50	$0.27	0.13-0.55
Conversion price	$0.29	$0.29	0.29
Expected volatility	134%	114%	185%-190%
Remaining term (years)	0.33	0.58	2.30-2.07
Risk-free rate	0.04%	0.13%	.25%-.43%
Expected dividend yield	0%	0%	0%

Warrant

Inception
Closing stock price	0.13-0.55
Conversion price	0.30
Expected volatility	250%
Remaining term (years)	5.30-5.09
Risk-free rate	.76% - (1.61%)
Expected dividend yield	0%

Convertible notes consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)	December 31, 2014

Convertible notes	$5,074,000	$5,074,000
Less: Debt discount	3,032,685	3,996,033
Convertible notes, net	$2,041,315	$1,077,967

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015:	Level 3	Total

Derivative Instruments	$4,402,031	$4,402,031

December 31, 2014:	Level 3	Total

Derivative Instruments	$1,728,883	$1,728,883

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended March 31, 2015 and December 31, 2014.

	March 31, 2015 (Unaudited)	December 31, 2014
Beginning Balance	$1,728,883	$7,665,502
Change in fair value	2,673,148	(5,936,619)

Ending Balance	$4,402,031	$1,728,883

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At March 31, 2015 and December 31, 2014, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend.  At March 31, 2015 and December 31, 2014, there were no shares issued and outstanding, respectively.

Common Stock

During the three months ended March 31, 2014, the Company issued 19,758 shares of common stock valued at approximately $9,000 for professional services rendered. In addition, the Company issued 6,420 shares of common stock valued at $3,000 to Harold Paul, Director, as payment for legal services rendered. The Company also issued 230,000 shares to the Rolyn Companies, Inc. (“Rolyn”) for labor and services support.

During the three months ended March 31, 2014, the Company issued 78,125 shares as consideration for payment of accrued compensation to the CEO amounting to $25,000.

During the three months ended March 31, 2015, the Company issued 100,000 shares of common stock valued at approximately $25,000 for professional services rendered (Note 11).

During the three Months ended March 31, 2015, the Company issued 20,245 shares of common stock valued at $6,000 to Nick Jennings, CFO, as part of his annual compensation from the Company.

During the three months ended March 31, 2015, the Company sold, through its confidential private offering, 1,500,002 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of seven  years. Gross proceeds to the Company amounted to $434,826.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $43,500 in addition to a finder’s fee to be paid in common stock of 45,000 shares valued at $13,050.

During the three months ended March 31, 2015, the Company directly sold, 260,000 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of seven years. Gross proceeds to the Company amounted to $75,387.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $7,500 in addition to a finder’s fee to be paid in common stock of 7,800 shares valued at $2,262.

Stock Options

The Company issued 20,000 options valued at $8,723 to a director in January 2014. The options have an exercise price of $0.44 per share. The options expire in January 2024. The options were valued using the Black-Scholes model using the following assumptions: volatility: 233%; dividend yield: 0%; zero coupon rate: 1.72%; and a life of 10 years.

The Company issued 40,000 options valued at $10,798 to two directors in January 2015. The options have an exercise price of $0.27 per share. The options expire in January 2025. The options were valued using the Black-Scholes model using the following assumptions: volatility: 237%; dividend yield: 0%; zero coupon rate: 1.61%; and a life of 10 years.

The following table summarizes stock options outstanding as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	60,000	$1.42	60,000	$1.42
Granted	40,000	0.27	20,000	0.44
Exercised	-	-	(20,000)	0.44
Outstanding, end of period	100,000	$0.96	60,000	$1.42

Options outstanding and exercisable by price range as of March 31, 2015 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	4.76	40,000	$2.10
$0.05	20,000	5.77	20,000	$0.05
$0.27	40,000	9.77	40,000	$0.27
	100,000		100,000

Stock Warrants

On February 11, 2014, as part of the employment agreements entered into with its three executive officers (CEO, President and COO), the Board of Directors approved the grant of 3,000,000 stock warrants to each of them as executive compensation. The warrants have a term of five years and vest as follows: 1,000,000 warrants will vest upon issuance; 1,000,000 warrants will vest as of February 11, 2015, and 1,000,000 warrants will vest as of February 11, 2016. The exercise price of the warrants is $0.30 per share based on the closing price of the Company’s common stock on the grant date of $0.32.  If employment is terminated, the terms of any then outstanding warrant held by the holder shall extend for a period ending on the earlier of the date on which such warrant would otherwise expire or three months after such termination of employment and the warrant shall be exercisable to the extent it was exercisable as of the date of termination of employment. Any unvested warrants shall immediately vest on termination. The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants received by these individuals totaling approximately $952,000 for each executive with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32.  Effective September 25, 2014, the President and COO resigned from their positions with the Company and accordingly, the remaining unvested warrants immediately vested.  As of December 31, 2014, their warrants expired.

On February 11, 2014, the Company’s Board of Directors approved the granting of 300,000 stock warrants to its CFO Chris Chipman as incentive compensation.  Effective July 18, 2014, Chris Chipman resigned from his position of Chief Financial Officer of the Company and accordingly, his unvested share of warrants were deemed to be null and void.

For the three months ended March 31, 2014, the Company recognized equity based compensation of approximately $1,133,000 on the warrants issued to the executives.  In addition, the Company recognized approximately $9,000 for director options (See Note 8-Stock Options).

For the three months ended March 31, 2015, the Company recognized equity based compensation of approximately $79,000 on the warrants issued to the CEO in connection with the employment agreement.  In addition, the Company recognized approximately $10,800 for director options (See Note 8-Stock Options), $28,000 to a consultant (Note 11), and $7,400 on the vesting of warrants issued to the CFO on October 1, 2014 (Note 9).

During the quarter ended March 31, 2015, the Company issued 4,400,005 warrants in connection with the equity units sold to investors.  See note 8 (common stock) for additional details.

The following table summarizes the outstanding common stock warrants as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	28,051,408	$0.23	19,325,800	$0.21
Granted	4,400,005	0.29	15,325,608	0.30
Expired	-	-	(300,000)	0.77
Expired	-	-	(6,300,000)	0.30
Outstanding, end of period	32,451,413	$0.24	28,051,408	$0.23

Warrants outstanding and exercisable by price range as of March 31, 2015 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	2.28	1,575,000	$0.01
$0.05	975,000	2.37	975,000	$0.05
$0.15	7,750,000	2.55	7,750,000	$0.15
$0.261	100,000	3.24	100,000	$0.26
$0.29	10,125,613	5.55	10,125,613	$0.29
$0.30	11,925,800	3.50	10,725,800	$0.30
	32,451,413		31,251,413

Unvested warrants outstanding as of March 31, 2015 were as follows:

Unvested Warrants		Average Weighted
Weighted Average Exercise Price	Number	Remaining Contractual Life in Years
$0.30	1,200,000	3.98

NOTE 9.  RELATED PARTY

Employment Agreement

On February 11, 2014, the Company entered into an amended employment agreement with its CEO that provides for a base salary of $36,000 per year.  The agreement provided for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis.  Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors.  The CEO will also have the right to receive expense reimbursements and certain employee benefits.  The terms of the employment agreement will be three years terminating on December 31, 2016.

On September 25, 2014, the Company appointed Norris Gearhart as Principal Operating Officer of the Company and entered into an employment agreement with him.  The agreement provides for a base salary of $126,000 per year and performance based bonuses.

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

Distribution and Licensing Agreement

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company.  The agreement was amended in April of 2015 (see note 13).

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September of 2014 the Company entered into a lease agreement for office and warehouse space in Fredrick Maryland. As part of the lease agreement, the Company is to receive a rent holiday in the first 5 months of the lease.  The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year.  The lease expires on January 31, 2018.  The Company accounts for the lease using the straight line method and recorded $11,427 in rent expense for the quarter ended March 31, 2015.  Approximate minimum annual rents under lease are as follows:

Year Ending December 31,	Amount
2015	$38,000
2016	52,000
2017	53,000
2018	4,000
$147,000

NOTE 11. CONTRACTS AND AGREEMENTS

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, El Salvador, Guatemala, Nicaragua, Columbia, Honduras, Costa Rica and Ecuador.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.  For the quarter ended March 31, 2015, revenues of approximately $37,000 were recognized with regards to TOMI Panama.

On October 15, 2014, the Company entered into a manufacturing and development agreement with RG Group, Inc.  For the quarter ended March 31, 2015, RG Group, Inc. manufactured substantially all of the Company’s equipment.

In January of 2015, the Company entered into a consulting agreement that provides for a fee based on revenue received from existing and prospective clients assigned and revenue from sales related to customers the consultant finds for the Company.  The agreement also provided for the issuance of 100,000 shares of the Company’s common restricted stock that were issued in February of 2015 and valued at $25,000.  In addition, the agreement provides for the issuance of 75,000 common stock warrants on a quarterly basis that vest upon issuance with a strike price equal to the VWAP for the 5 day period prior to the close of the quarter with a term of 3 years.  The term of the Consulting agreement is two years.  The Company utilized the Black-Scholes method to fair value the 75,000 warrants with the following assumptions: volatility, 174%; expected dividend yield, 0%; risk free interest rate, 1.42%; and a life of 3 years. The grant date fair value of each warrant was $0.37.  For the quarter ended March 31, 2015, the Company recognized approximately $28,000 in equity based compensation on the accrual of the warrants issued in April to the consultant.

NOTE 12. COMMON STOCK TO BE ISSUED

As of March 31, 2015, the Company was obligated to issue 260,011 shares of common stock valued at approximately $78,000 primarily to certain vendors and consultants.

As of December 31, 2014, the Company was obligated to issue 155,619 shares of common stock valued at approximately $36,000 primarily to certain vendors and consultants.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

In April of 2015, the Company modified its agreement with Plascencia Universal with respect to the license fee included in the original agreement.  The original agreement provided for a $300,000 licensing fee that would be recognized based on the gross purchases made by Plascencia Universal from the Company.  Under the revised agreement, the terms of payment of the license fee will occur once Plascencia Universal sells the product acquired from the Company that generated the license fee.

In May of 2015, the Company deposited $102,000 or approximately 15% of the first quarter revenue into the bank sinking fund account.

In May of 2015, the Company directly sold 625,000 shares of common stock for gross proceeds of $225,000.

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

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The agreement provides for a $300,000 licensing fee that will be recognized based on the gross purchases made by Plascencia Universal from the Company.  The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company.

In April of 2015, the Company modified its agreement with Plascencia Universal with respect to the license fee included in the original agreement.  Under the revised agreement, the terms of payment of the license fee will occur once Plascencia Universal sells the product acquired from the Company that generated the license fee.

During the fourth quarter of 2014, the Company expanded into the South Korean market and entered into an independent sales agreement with KMS I&T Co., Ltd.  (“KMS”) and Fine C&S Co., both of whom are representatives of the G -Well Group.  The Company shipped its initial order of approximately $101,000 in the fourth quarter of 2014.  Revenue in the first quarter of 2015 amounted to approximately $18,000.

In December of 2014, the Company further expanded its entrance into the Asian market with the initial shipment of goods into the Philippines and by entering into a sales agency agreement with Espire Health Philippines, Inc. (“Espire Health”) during the first quarter of 2015.  The revenue recognized to date is approximately $24,000.

In addition, during the first quarter of 2015, the Company continued the expansion of its global presence into Europe with the shipment of product into France as well as entering into negotiations with a distributor in Spain.

In February of 2015, the Company announced that its proposal for the “SteraMist Mobile Decontamination Chambers” was one of the 15 proposals selected for award by the U.S. Agency for International Development (“USAID”), in the global fight to eradicate Ebola and strengthen healthcare systems.  The Company is in the final stages of receiving the award contract from USAID.

In February of 2015, the Company announced the launch of the TOMI Service Network (“TSN”).  The TSN will allow the Company to enhance its service division by creating a national service network composed of existing full service successful restoration industry specialists.  The Company plans to start the roll-out of the TSN by recruiting geographically and strategically placed companies that will become network hubs to take advantage of the of the Company’s SteraMistTM platform of products and assist as service providers for the Company’s domestic and international client base and provide regional, national, and international large event mobilization response.  TSN members will be granted protected territories, exclusive network pricing and job referrals as well as many other service related benefits.  The Company anticipates the TSN operations will commence in the second quarter of 2015.

In April of 2015, the Company accepted an invitation from the White House Office of Science and Technology Policy and USAID to present at the “innovation on the edge: Accelerating Solutions in the Fight Against Ebola” discussion at the Eisenhower Executive Office Building in Washington DC.

Internationally and domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM Technology under our existing programs to our clients in a variety of industries internationally and domestically including, healthcare, tissue banks, remediation companies, biosafety including as a build in for biosafety and transfer hoods, and pharmaceutical companies.

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

Our worldwide executive offices including administration and accounting are located at 9454 Wilshire Blvd. R-6, Beverly Hills, CA 90212 and our telephone number is (800) 525-1698. Our operations are headquartered at 5111 Pegasus Court, Suite A, Frederick, Maryland 21704, 800.525.1698, www.tomiesinc.com. The East Coast operation headquarters holds TOMI’s executives, training facilities, research and development, mock hospital room, warehouse, fulfillment center, marketing offices and sales offices.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Loss

Net loss for the three months ended March 31, 2015 and 2014 amounted to approximately $4,272,000 and $97,000, respectively, representing an increase in the net loss of $4,175,000.  The primary reasons for the increase in the net loss can be attributed to:

●	Changes in the fair value of the embedded conversion feature of the convertible notes of $4,424,000;
●	Higher amortization of debt discount charges of approximately $888,000 related to the $5,074,000 in convertible notes issued in 2013,

offset by;

o	Increase in sales of approximately $403,000 and the overall gross profit of approximately $239,000;
o	A decrease in equity based compensation expense of approximately $1,017,000.

Sales

During the three months ended March 31, 2015 and 2014, we had net revenue of approximately $676,000 and $273,000, respectively, representing an increase in revenue of $403,000 or 148%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the three months ended March 31, 2015 and 2014, we had cost of sales of approximately $278,000 and $114,000, respectively, representing an increase of $164,000 or 144%.  The primary reason for the increase in cost of sales was due to sales increasing during the three months ended March 31, 2015 versus the same period in the prior year.  Costs of sales increased in conjunction with sales as our gross profit margins were consistent with what the Company experienced in the same period in the prior year.

Professional Fees

Professional fees for the three months ended March 31, 2015 totaled approximately $107,000 as compared to $114,000 during the same quarter in the prior year representing a decrease of approximately $7,000 or 6%.  Professional fees were mainly comprised of legal, accounting and financial consulting fees during the three months ended March 31, 2015. Professional fees were mainly comprised of environmental advisory, accounting and legal fees during the three months ended March 31, 2014.

Depreciation and Amortization

Depreciation and amortization was approximately $125,000 and $112,000 for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily due to the Company having added more equipment during the current year versus the same period in the prior year.

Selling Expenses

Selling expenses for the three months ended March 31, 2015 totaled approximately $95,000 as compared to $61,000 for the same period in 2014 representing an increase of $34,000.  These expenses increased in conjunction with sales and are mainly comprised of selling salaries and wages, trade show fees, commissions and marketing expenses.

Research & Development

Research and development expenses for the three months ended March 31, 2015 totaled approximately $22,000 as compared to $31,000 in 2014.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the three months ended March 31, 2015 totaled approximately $76,000 as compared to $58,000 during the same quarter in the prior year representing an increase of approximately $18,000.  The increase in consulting fees is primarily due to EPA advisory services.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended March 31, 2015 and totaled approximately $125,000 as compared to $1,142,000 in 2014.  Equity compensation expense is incurred upon the issuance of warrants.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  See Note 8. Stockholders’ Equity (Deficiency) for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $271,000 and $202,000 for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $69,000 or 34%.  The primary reason for the increase in General and administrative expenses can be attributed to higher salaries and wages due to new hires during the current period.

Other Income and Expense

Amortization of deferred financing costs was approximately $84,000 for the three months ended March 31, 2015, and 2014.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.

Amortization of debt discount was approximately $963,000 and $75,000 during the three months ended March 31, 2015 and 2014, respectively.  This represents the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  These convertible notes are being amortized over the life of the note utilizing the effective interest method.

The fair value adjustment of the derivative liability during the three months ended March 31, 2015, amounted to a loss of approximately $2,673,000 versus a gain of approximately $1,751,000 in the prior period.  This represents the change in the fair value of the embedded conversion feature of the convertible notes.

Interest expense for the three months ended March 31, 2015 and 2014 was approximately $127,000 and $127,000, respectively.  This represents the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.

Summary of Quarterly Results

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues	$676,000	$273,000
Gross Profit	398,000	159,000
Total Operating Expenses(1)	822,000	1,721,000
Loss from Operations	(424,000)	(1,562,000)
Total Other Income (Expense)(2)	$(3,848,000)	1,464,000
Net Loss	$(4,272,000)	$(97,000)
Basic net loss per share	$(0.05)	$(0.00)
Diluted net loss per share	$(0.05)	$(0.00)

(1)	Includes approximately $125,000 and $1,142,000 in non-cash equity compensation expense for the three Months ended March 31, 2015 and 2014, respectively.
(2)
Includes fair value adjustment loss on derivative liability of approximately $2,673,000 for the three months ended March 31, 2015 and a fair value adjustment gain of $1,751,000 for the three months ended March 31, 2014.

Summary of Revenues

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues:
Equipment / Product	$563,000	$167,000
BIT Solution	95,000	74,000
Bio-mass and Decontamination
Services	-	2,000
Maintenance fees	18,000	27,000
Training	-	3,000
Total Revenues	$676,000	$273,000

Sales Information of Geographic Basis

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues:
International	$107,000	$28,000
United States	569,000	245,000
Total Revenues	$676,000	$273,000

Liquidity and Capital Resources

Going Concern

The condensed consolidated financial statements contained in this Interim Report have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an immediate and urgent need for additional capital. For the reasons discussed herein, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss of your investment in our company. We plan on funding operations and liquidity needs from the sales of its products and services, licensing arrangements, debt financing and/or sales of its common stock and notes convertible into common stock. There can be no assurance that additional funds required for continued operations during the next year or thereafter will be generated from our operations. Should we seek additional funds from external sources such as debt or additional equity financings or other potential sources, there can be no assurance that such funds will be available on terms acceptable to us or that they will not have a significant dilutive effect on our existing stockholders. The inability to generate cash flow from operations or to raise sufficient capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business.

Operating activities

Cash used in operating activities during the three months ended March 31, 2015 and 2014 was approximately $541,000 and $386,000, respectively.  Cash used in operating activities increased $155,000 as compared to the three months ended March 31, 2014, primarily due to: 1) increase in accounts receivable of $171,000 versus a decrease in 2014 for $320,000, offset by; 2) increase in accounts payable of approximately $158,000 in 2015 versus an decrease of $74,000 in 2014, 3) an increase of common stock to be issued of $27,000 versus a decrease of $102,000 in 2014.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2015 and 2014, amounted to approximately $10,000 and $9,000 respectively, primarily due to the acquisition of equipment.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2015 amounted to approximately $564,000, primarily from the proceeds of the issuance of common stock and warrants.  In addition, the Company incurred a finder’s fee of approximately $51,000 in connection with the issuance of the stock for the quarter ended March 31, 2015.

Cash used in financing activities during the three months ended March 31, 2014 amounted to approximately $29,000, primarily from the increase in funds deposited within the bond sinking fund during the period as a result of higher revenues compared to the prior quarter.

As of March 31, 2015 we had a cash balance of approximately $174,000.  We have incurred significant net losses since inception, including a net loss of approximately $4,272,000 for the three months ended March 31, 2015. We have, since inception, consistently incurred negative cash flow from operations. We experienced an increase in working capital deficiency and an increase in stockholders’ deficiency mainly related to non-cash charges incurred as a result of the completion of the private placement in April 2013 in which the Company raised approximately $5,074,000 in gross proceeds, enabling it to complete the asset purchase from L-3. As of March 31, 2015, we had a working capital deficiency of approximately $5,408,000 and a stockholders’ deficiency of $2,574,000.

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the three months ended March 31, 2015.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended March 31, 2015.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in our Form 10-K filed with the Commission on March 25, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March, 2015 the Company directly sold, 260,000 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share. Gross proceeds to the Company amounted to $75,387.

In May of 2015, the Company directly sold 625,000 shares of common stock for gross proceeds of $225,000.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 14, 2015	By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer