Form 10-Q
period 2015-06-30
TOMI Environmental Solutions, Inc.
filed 2015-08-11
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
 or
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
 As of August 5, 2015, the registrant had 119,201,431 shares of common stock outstanding.

FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30 , 2015

TABLE OF CONTENTS

		Page

PART I -	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4	CONTROLS AND PROCEDURES	30

PART II -	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	31

ITEM 1A	RISK FACTORS	31

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5	OTHER INFORMATION	31

ITEM 6	EXHIBITS	31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and six months ended June 30, 2015.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2014.

The results reflected for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
Current Assets:	June 30, 2015
	(Unaudited)	December 31, 2014
Cash and Cash Equivalents	$3,680,381	$160,560
Cash – Restricted (Note 6)	-	105,776
Accounts Receivable - net	823,309	441,153
Inventories (Note 3)	956,119	772,833
Prepaid Expenses	91,413	35,404
Other Assets	36,613	36,644
Deferred Financing Costs – net (Note 6)	-	199,625
Total Current Assets	5,587,835	1,751,995

Property and Equipment – net (Note 4)	243,390	288,159

Other Assets:
Intangible Assets – net (Note 5)	2,472,302	2,657,056
Security Deposits	4,700	6,552
Total Other Assets	2,477,002	2,663,608
Total Assets	$8,308,227	$4,703,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$673,647	$448,063
Accrued Interest on Convertible Notes (Note 6)	-	211,417
Accrued Officers Compensation (Note 9)	54,000	41,000
Common Stock to be Issued (Note 12)	330,726	35,925
Customer Deposits	19,619	19,716
Deferred Rent	17,090	15,236
Derivative Liability (Note 7)	-	1,728,883
Convertible Notes Payable, net of discount at December 31, 2014 of $3,996,033 (Note 6)	-	1,077,967
Total Current Liabilities	1,095,082	3,578,207

Total Liabilities	1,095,082	3,578,207

Commitments and Contingencies	-	-

Stockholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at June 30, 2015 and December 31, 2014	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
112,299,592 and 83,646,275 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively.	1,122,996	836,463
Additional Paid-In Capital	36,556,179	19,281,647
Accumulated Deficit	(30,471,130)	(18,997,655)
Total Stockholders’ Equity	7,213,145	1,125,555
Total Liabilities and Stockholders’ Equity	$8,308,227	$4,703,762

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales, net	$739,934	$416,455	$1,416,320	$689,484
Cost of Sales	275,968	138,140	554,444	251,986
Gross profit	463,966	278,315	861,876	437,498

Operating Expenses:
Professional Fees	87,773	76,995	194,805	190,825
Depreciation and Amortization	123,957	112,388	249,210	224,294
Selling Expenses	97,091	115,707	191,826	177,155
Research and Development	19,667	65,851	41,857	97,142
Equity Compensation Expense (Note 8)	1,385,743	263,173	1,510,830	1,405,522
Consulting fees	338,233	25,750	414,542	84,153
General and Administrative	270,272	342,697	541,586	544,342
Total Operating Expenses	2,322,737	1,002,561	3,144,657	2,723,433
Loss from Operations	(1,858,770)	(724,246)	(2,282,780)	(2,285,935)

Other Income (Expense):
Amortization of Deferred Financing Costs	(115,175)	(85,388)	(199,625)	(169,838)
Amortization of Debt Discounts	(3,032,685)	(142,487)	(3,996,033)	(217,455)
Fair Value Adjustment of Derivative Liability	(1,137,807)	1,494,832	(3,810,955)	3,246,137
Induced Conversion Costs	(930,383)	-	(930,383)	-
Interest Expense	(126,850)	(126,850)	(253,700)	(254,256)
Total Other Income (Expense)	(5,342,899)	1,140,107	(9,190,695)	2,604,588

Net Income (Loss)	$(7,201,669)	$415,861	$(11,473,475)	$318,653

Net Income (Loss) Per Common Share
Basic	$(0.08)	$0.01	$(0.13)	$0.00
Diluted	$(0.08)	$0.00	$(0.13)	$0.00

Basic Weighted Average Common Shares Outstanding	87,767,261	80,225,890	85,828,777	80,186,585
Diluted Weighted Average Common Shares Outstanding	87,767,261	126,938,242	85,828,777	124,740,705

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid	Accumulated	Total Stockholders’
					in Capital	Deficit	Equity
Balance at December 31, 2014	510,000	$5,100	83,646,275	$836,462	$19,281,647	$(18,997,655)	$1,125,555

Equity based compensation					1,470,388		1,470,388
Common stock issued for services provided			202,396	2,024	55,627		57,651
Common stock issued for executive compensation			37,508	375	11,625		12,000
Common stock issued to employee for compensation			3,333	33	1,467		1,500
Proceeds from issuance of common stock and warrants			1,760,002	17,600	441,614		459,214
Proceeds from issuance of common stock			11,736,111	117,362	5,107,626		5,224,988
Conversion of notes payable into common stock			14,913,968	149,140	3,748,776		3,897,916
Induced conversion costs					912,883		912,883
Reclassification of derivative liability					5,539,838		5,539,838
Value of common stock to be issued as finder’s fee					(15,312)		(15,312)
Net Loss for the six months ended June 30, 2015						(11,473,475)	(11,473,475)
Balance at June 30, 2015	510,000	$5,100	112,299,593	$1,122,996	$36,556,179	$(30,471,130)	$7,213,146

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash Flow From Operating Activities:
Net Income / (Loss)	$(11,473,475)	$318,653
Adjustments to Reconcile Net Income (loss) to
Net Cash Used In Operating Activities:
Depreciation and Amortization	249,210	224,293
Amortization of Deferred Financing Costs	199,625	169,838
Amortization of Debt Discount	3,996,033	217,455
Fair Value Adjustment of Derivative Liability	3,810,955	(3,246,137)
Equity Based Compensation	1,470,388	1,405,522
Value of Equity Issued for Services	71,152	175,228
Induced Conversion Costs	912,883	-
Reserve for Bad Debts	482	66,621
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(382,638)	445,990
Inventory	(183,286)	(270,809)
Prepaid Expenses	(56,009)	(45,454)
Other Assets	31	-
Deposits	1,852	190
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	225,584	161,380
Accrued Interest	(87,500)	222
Accrued Officers Compensation	13,000	29,000
Common Stock to be Issued	279,489	(50,039)
Deferred Rent	1,854	-
Customer Deposits	(97)	9,863
Net Cash Used in Operating Activities	(950,468)	(388,184)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(19,687)	(39,046)
Net Cash Used in Investing Activities	(19,687)	(39,046)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The
	Six Months Ended June 30,

	2015	2014
Cash Flow From Financing Activities:
Proceeds From Issuance of Common Stock and Warrants	5,735,200	-
Repayment of Principal Balance on Convertible Notes	(1,300,000)	-
Decrease (Increase) in Bond Sinking Fund	105,776	(69,800)
Payment of Finder's Fee	(51,000)	-
Net Cash Provided by (used in) Financing Activities	4,489,976	(69,800)
Increase (Decrease) In Cash and Cash Equivalents	3,519,821	(497,030)
Cash and Cash Equivalents - Beginning	160,560	706,350
Cash and Cash Equivalents – Ending	$3,680,381	$209,320

Supplemental Cash Flow Information:
Cash Paid For Interest	$341,200	$254,033
Cash Paid For Income Taxes	$-	$2,006
Non-Cash Investing and Finance Activities:
Common stock issued as payment of accrued interest	$123,917	$-
Reclassification of derivative liability to additional paid in capital	$5,539,838	$-
Issuance of common stock on conversion of convertible debt	$3,774,000	$-
Reclassification of demo equipment from inventory to property and equipment	$-	$124,781
Common Stock Finder's Fee Accrual	$15,312	$-

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value because of the short maturity of these instruments.  The recorded value of convertible debt approximated its fair value as the terms and rates approximated market rates (See also Note 6)

Cash and Cash Equivalents

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $200,000 and $170,000 for the six months ended June 30, 2015 and 2014, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2015 and December 31, 2014. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented.  Diluted income per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of June 30, 2015, consisted of 35,526,413 common shares from outstanding warrants, 100,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as June 30, 2014, consisted of 17,496,552 common shares from convertible debentures, 28,625,800 common shares from outstanding warrants, 80,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014
Numerator:
Net Income (Loss)	$(7,201,669)	$415,861	$(11,473,475)	$318,653
Denominator:
Basic weighted-average shares	87,767,261	80,225,890	85,828,777	80,186,585
Effect of dilutive securities
Warrants	-	28,625,800	-	26,467,789
Convertible Debt	-	17,496,552	-	17,496,552
Options	-	80,000	-	79,779
Preferred Stock	-	510,000	-	510,000
Diluted Weighted Average Shares	87,767,261	126,938,242	85,828,777	124,740,705

Net Income (Loss) Per Common Share:
Basic	$(0.08)	$0.01	$(0.13)	$0.00
Diluted	$(0.08)	$0.00	$(0.13)	$0.00

Note: Warrants, options and preferred stock for the three and six months ended June 30, 2015 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Loss from Operations Data:

Loss from Operations	$(1,858,770)	$(724,246)	$(2,282,780)	$(2,285,935)
Basic and Diluted Weighted Average Shares	87,767,261	80,225,890	85,828,777	80,186,585
Basic and Diluted Loss Per Common Share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of June 30, 2015, the Company had 712,291 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval, intended to attract and retain individuals of experience and ability, to provide incentive to our employees, consultants, and non-employee directors, to encourage employee and director proprietary interests in us, and to encourage employees to remain in our employ.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  As of June 30, 2015, no shares have been issued under the 2014 Stock Option Plan.

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

We have had no long-lived asset impairment charges for the six months ended June 30, 2015 and 2014.  The Company’s most recent detailed test disclosed an estimated fair value of its patents and trademarks that exceeded its’ respective carrying amount based on our model and assumptions.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the six months ended June 30, 2015 and 2014, advertising and promotional expenses were approximately $7,000 and $6,000, respectively.

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

NOTE 3: INVENTORIES

              Inventories consist of the following:
	June 30, 2015 (Unaudited)	December 31, 2014
Raw materials	$54,176	$159,807
Finished goods	901,943	613,026
	$956,119	$772,833

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2015 (Unaudited)	2014
Furniture and fixture	$71,647	$69,555
Equipment	387,606	374,620
Vehicles	44,344	44,344
Software	16,776	12,167
Leasehold Improvements	8,630	8,630
	529,003	509,316
Less: Accumulated depreciation	285,613	221,157
	$243,390	$288,159

Depreciation was $64,456 and $39,540 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5. INTANGIBLE ASSETS AND ASSET ACQUISITION

Intangible assets consist of Patents and Trademarks related to our Binary Ionization Technology.  All of these assets were pledged as collateral for the convertible notes as described below in Note 6.  The patents are being amortized over the estimated remaining lives of the related patents.  The trademarks have an indefinite life.  Amortization expense was $185,000 and $185,000 for the six months ended June 30, 2015 and 2014.

           Definite life intangible assets consist of the following:
	June 30, 2015 (Unaudited)	December 31, 2014

Intellectual property and patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	815,998	631,244
Intangible Assets, net	$2,032,302	$2,217,056

Indefinite life intangible assets consist of the following:
	June 30, 2015 (Unaudited)	December 31, 2014
Trademarks	$440,000	$440,000

	June 30, 2015 (Unaudited)	December 31, 2014
Total Intangible Assets	$2,472,302	$2,657,056

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending June 30,	Amount

2016	$370,000
2017	370,000
2018	370,000
2019	370,000
2020	370,000
Thereafter	182,000
$2,032,000

NOTE 6. CONVERTIBLE DEBT

In November 2012, the Company initiated a Private Placement offering a maximum of 240 Units of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which agreement was not finalized until April 2013.  Each Unit consisted of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018.  Interest was payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st.  The Notes were secured by the Company's intellectual property such as the Patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The Notes called for the establishment of a sinking fund.  Within 45 days of each calendar quarter 15% of the Company’s reported revenue was required to be deposited into the Company’s escrowed sinking fund account.

The Company sold 202.96 Units for gross proceeds of $5,074,000 and issued 7,611,000 warrants in connection with the Units.  Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307.  In addition, the placement agent received 1,014,800 warrants valued at $165,180.

The convertible notes were convertible, at the option of the note holder, into shares of our common stock at an initial conversion price of $.29 (which conversion price is subject to adjustment upon the occurrence of events specified in the Convertible Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company).

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

The Convertible Notes contained a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature was not considered indexed to the Company’s own stock and, therefore, did not meet the scope exception in FASB ASC 815-10-15 and thus needed to be accounted for as a derivative liability.  The initial fair value of the embedded conversion feature was estimated at $7,316,092 and recorded as a derivative liability, resulting in an additional discount of $4,117,288 to the convertible notes and a finance charge of $3,198,804 included in the statement of operations for the year ended December 31, 2013.  The fair value of the embedded conversion feature was estimated at the end of each quarterly reporting period using the Monte Carlo model.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  During the quarter ended June 30, 2015, the Company applied various assumptions into the Monte Carlo Valuation models to determine the change in the fair value of the derivative liability as of the retirement dates of the convertible notes.

The debt discount was amortized over the life of the convertible note using the effective interest method and was fully amortized upon the retirement of the convertible notes during the quarter ended June 30, 2015.

In June 2015, the Company offered the noteholders options to convert to cash or at a reduced conversion price on the convertible notes from $.29 per share provided the conversion feature was exercised prior to June 30, 2015.  If the note holder agreed to lock up the converted shares for six (6) months or an uplift to the NYSE or NASDAQ, whichever is shorter, the conversion price was reduced to $.26 per share. Absent the lock up, the note holder could convert at $.275 per share. All note holders except two converted at $.26.  Pursuant to the terms of the conversion offer, an aggregate of $3,774,000 of the convertible notes and $124,000 of accrued interest were converted into 14,913,968 shares of the Company’s common stock.  The Company recognized an induced conversion cost of $930,383 related to all conversions and retirements.

In addition, during the quarter ended June 30, 2015, an aggregate of $1,300,000 of the convertible notes and $87,500 in accrued interest were repaid in the form of cash.

As of June 30, 2015, the remaining balance due on the convertible notes was $0.

Convertible Notes

The assumptions used in the Monte Carlo Models are as follows:

	June 30,	December 31,
	2015 (Unaudited)	2014	Inception
Closing stock price	$0.55-.64	$0.27	0.13-0.55
Conversion price	$0.29	$0.29	0.29
Expected volatility	125%	114%	185%-190%
Remaining term (years)	0.09 - 0.11	0.58	2.30-2.07
Risk-free rate	0.00%	0.13%	.25%-.43%
Expected dividend yield	0%	0%	0%

Warrant
Inception
Closing stock price	0.13-0.55
Conversion price	0.30
Expected volatility	250%
Remaining term (years)	5.30-5.09
Risk-free rate	.76% -(1.61%)
Expected dividend yield	0%

Convertible notes consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)	December 31, 2014

Convertible notes	$-	$5,074,000
Less: Debt discount	-	3,996,033
Convertible notes, net	$-	$1,077,967

NOTE 7. FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.  Upon the retirement of the convertible notes, the fair value of the derivative liability was $0 as of June 30, 2015.

June 30, 2015:	Level 3	Total

Derivative Instruments	$-	$-

December 31, 2014:	Level 3	Total

Derivative Instruments	$1,728,883	$1,728,883

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended June 30, 2015 and December 31, 2014.  Upon the retirement of the convertible notes, the fair value of the derivative liability was $0 as of June 30, 2015

	June 30, 2015 (Unaudited)	December 31, 2014
Beginning Balance	$1,728,883	$7,665,502
Change in fair value	3,810,955	(5,936,619)
Reclassification to additional paid in capital due to retirement of convertible notes	(5,539,838)	-
Ending Balance	$-	$1,728,883

           Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.  As of June 30, 2015, the balance of derivative liability was $0 as the convertible notes were retired prior to the end of the quarter.

NOTE 8. STOCKHOLDERS’ EQUITY

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At June 30, 2015 and December 31, 2014, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend.  At June 30, 2015 and December 31, 2014, there were no shares issued and outstanding, respectively.

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

During the six months ended June 30, 2015, the Company issued 202,396 shares of common stock valued at approximately $57,651 for professional services rendered (Note 11).

During the six months ended June 30, 2015, the Company issued 37,508 shares of common stock valued at $12,000 to Nick Jennings, CFO, as part of his annual compensation from the Company.

During the six months ended June 30, 2015, the Company sold, 1,760,002 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of seven years. Gross proceeds to the Company amounted to $510,213.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $51,000 in addition to a finder’s fee to be paid in common stock of 52,800 shares valued at $15,312.

During the six months ended June 30, 2015, the Company issued 14,913,968 shares of common stock in connection with the conversion of the convertible notes and the related accrued interest (Note 6).

During the six months ended June 30, 2015, the Company directly sold, 11,736,111 shares of common stock.  Gross proceeds to the Company in connection with the shares sold amounted to $5,225,000.

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

The following table summarizes stock options outstanding as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	60,000	$1.42	60,000	$1.42
Granted	40,000	0.27	20,000	0.44
Exercised	-	-	(20,000)	0.44
Outstanding, end of period	100,000	$0.96	60,000	$1.42

Options outstanding and exercisable by price range as of June 30, 2015 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	4.51	40,000	$2.10
$0.05	20,000	5.52	20,000	$0.05
$0.27	40,000	9.52	40,000	$0.27
	100,000		100,000

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
For the six months ended June 30, 2014, the Company recognized equity based compensation of approximately $1,395,000 on the warrants issued to the executives.  In addition, the Company recognized approximately $9,000 for director options (See Note 8-Stock Options).

For the six months ended June 30, 2015, the Company recognized equity based compensation of approximately $158,000 on the warrants issued to the CEO in connection with the employment agreement.  In addition, the Company recognized approximately $10,800 for director options (See Note 8-Stock Options), $1,327,000 to consultant’s (Note 11), and $14,800 on the vesting of warrants issued to the CFO on October 1, 2014 (Note 9).

During the six months ended June 30, 2015, the Company issued 4,400,005 warrants in connection with the equity units sold to investors.  See note 8 (common stock) for additional details.

The following table summarizes the outstanding common stock warrants as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	28,051,408	$0.23	19,325,800	$0.21
Granted	7,475,005	0.58	15,325,608	0.30
Expired	-	-	(300,000)	0.77
Expired	-	-	(6,300,000)	0.30
Outstanding, end of period	35,526,413	$0.30	28,051,408	$0.23

Warrants outstanding and exercisable by price range as of June 30, 2015 were as follows:

		Average
		Weighted	Exercisable Warrants
		Remaining		Weighted
Outstanding Warrants		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.01	1,575,000	2.03	1,575,000	$0.01
$0.05	975,000	2.12	975,000	$0.05
$0.15	7,750,000	2.30	7,750,000	$0.15
$0.26	100,000	2.99	100,000	$0.26
$0.29	10,125,613	5.30	10,125,613	$0.29
$0.30	11,925,800	3.25	10,725,800	$0.30
$0.50	75,000	2.81	75,000	$0.50
$1.00	3,000,000	4.84	3,000,000	$1.00
	35,526,413		34,326,413

Unvested warrants outstanding as of June 30, 2015 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.30	1,200,000	3.73

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September of 2014 the Company entered into a lease agreement for office and warehouse space in Fredrick Maryland. As part of the lease agreement, the Company received a rent holiday in the first 5 months of the lease.  The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year.  The lease expires on January 31, 2018.  The Company accounts for the lease using the straight line method and recorded $22,854 in rent expense for the six months ended June 30, 2015.  Approximate minimum annual rents under lease are as follows:

Twelve Month Period Ending June 30,	Amount

2016	$51,000
2017	53,000
2018	31,000
$135,000

NOTE 11. CONTRACTS AND AGREEMENTS

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama, El Salvador, Guatemala, Nicaragua, Columbia, Honduras, Costa Rica and Ecuador.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.

On October 15, 2014, the Company entered into a manufacturing and development agreement with RG Group, Inc.  For the six months ended June 30, 2015, RG Group, Inc. manufactured substantially all of the Company’s equipment.

In January of 2015, the Company entered into a consulting agreement that provides for a fee based on revenue received from existing and prospective clients assigned and revenue from sales related to customers the consultant finds for the Company.  The agreement also provided for the issuance of 100,000 shares of the Company’s common restricted stock that were issued in February of 2015 and valued at $25,000.  In addition, the agreement provides for the issuance of 75,000 common stock warrants on a quarterly basis that vest upon issuance with a strike price equal to the VWAP for the 5 day period prior to the close of the quarter with a term of 3 years.  The exercise price for the warrants issued in April and accrued for in the second quarter was $0.50 and $0.62, respectively. During the six months ended June 30, 2015, the Company utilized the Black-Scholes method to fair value the 150,000 warrants with the following range of assumptions: volatility, 174%; expected dividend yield, 0%; risk free interest rate, 1.01%-1.42%; and a life of 3 years. The grant date fair value of the warrant issued in April and accrued for in the second quarter was $0.37 and $.54, respectively. For the six months ended June 30, 2015, the Company recognized approximately $68,000 in equity based compensation on the issuance of the warrants in April and the accrual of the warrants issued in July.

In May of 2015, the Company entered into a consulting agreement that provides for the issuance of 600,000 shares of restricted common stock which was issued in July of 2015 and valued at $264,000.  In addition, the agreement provides for the issuance of 3,000,000 common stock warrants that vest upon issuance with an exercise price of $1.00 and have a term of 5 years.  The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants with the following assumptions: volatility, 191%; expected dividend yield, 0%; risk free interest rate, 1.49%; and a life of 5 years. The grant date fair value of each warrant was $0.42.  For the quarter ended June 30, 2015, the Company recognized approximately $1,259,000 in equity based compensation on the warrants issued.

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight the Ebola epidemic.  The grant is based on milestones set forth on the agreement between the Company and USAID.

NOTE 12. COMMON STOCK TO BE ISSUED

As of June 30, 2015, the Company was obligated to issue 833,479 shares of common stock valued at approximately $331,000 primarily to certain vendors and consultants.

As of December 31, 2014, the Company was obligated to issue 155,619 shares of common stock valued at approximately $36,000 primarily to certain vendors and consultants.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

In July of 2015, the Company issued 6,250,000 shares of common stock in exchange for proceeds of $3,000,000.

In addition, the Company issued 600,000 shares to a consultant (Note 11) and 51,839 shares were issued to employees and consultants.

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

        Testing detailed by DARPA demonstrates these ROSs, which include the hydroxyl ion and hydroxyl radicals, aggressively break the double bonds in bacterial spores, biological and chemical warfare agents (BWA and CWA) neutralizing their threat and producing nontoxic byproducts.

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

TOMI Environmental Solutions, Inc. currently targets domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospital, bio-secure labs, pharmaceutical, biodefense, biosafety including isolation and transfer chambers, tissue banks, food safety and many other commercial and residential settings.

Internationally, SteraMist™ has been used and has shown to reduce many problem organisms found in healthcare and other environments including bacterial spores, VRE, C.diff, MERS and Ebola.

Independent lab testing, study data, and field clinical data have shown six-log efficacy against Geobacillus stearothermophilus which is the standard for bacterial spore testing against steam, dry heat and hydrogen peroxide sterilization.

SteraMist™ BIT™ has recently been registered (June, 2015) with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent, and as the first two stage hospital grade disinfectant. SteraMist™ BIT™ also holds a second EPA registration for mold control and air & surface remediation.

TOMI has recently signed a Materials Transfer Agreement with the Agriculture Research Service (ARS) to conduct food safety research using TOMI’s Activated Ionized Hydrogen Peroxide or SteraMist BIT. The company is also seeking FDA and USDA approval for its product in the medical device sterilization field, food packaging, preservation and food safety industries.

This acquired patented technology relates to a disinfection/decontamination system that applies atmospheric cold plasma activation to a hydrogen peroxide based mist and fog and produces a Reactive Oxygen Species (ROS) aerosolized mist that resembles a fog but moves like a gas and is trademarked as Binary Ionization Technology® (BITTM) deactivates most organic compounds quickly and effectively by inactivating viruses, killing bacteria, bacteria spores, molds spores, other fungi and yeast, both in the air and on surfaces,  BIT™ does not damage delicate medical equipment and computers as BIT™’s only by-product is oxygen and water (humidity) with the smallest of carbon footprint.

SteraMistTM (BITTM) convert low percentage levels of hydrogen peroxide into a group of ROSs composed mostly of hydroxyl radicals that provides fast acting, broad-spectrum decontamination, and leaves no residue or noxious fumes. The characteristics of the produced aerosol mist ensures safety of employees and equipment, while providing maximum decontamination efficacy to both air and surfaces.  BITTM has also been shown to effectively decontaminate weaponized biological agents like Anthrax, chemical agents such as VX, and Mustard gas when applied using properly developed protocols. A summary of BITTM capabilities can be found in the DHS “Guide for the Selection of Chemical, Biological, Radiological, and Nuclear Decontamination Equipment for Emergency First Responders” (2nd Edition, March 2007).

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

We believe that reducing Healthcare Associated Infections (“HAI”), which is one of the top ten leading cause of death in the United States and cost the healthcare system approximately $36 - $45 billion annually according to the Centers for Disease Control, provide significant opportunities for our technology, services, and products. Statistically, it has been documented that approximately 10% of inpatients contract infections from hospitals resulting in more than 2,000,000 illnesses and over 100,000 deaths per annum. Further, it has been estimated that approximately 15% of all discharged patients are readmitted with infections, which among other things results in the healthcare facility becoming financially penalized. According to published studies, current hospital cleaning procedures leave behind between 30%-60% of microorganisms depending upon the process. These remaining surface and air pathogens increase the risk of acquiring a HAI. TOMI’s BITTM has safely and effectively produced a 99.999% (a five-log kill) or a 99.9999% (a six-log kill) whenever challenged. In comparison to most of its competitors, SteraMistTM technology has a quicker and higher kill level in a shorter time, leaves no residue, is not effected by humidity, is not caustic, does not blister painted surfaces, contains no silver ions, requires no humidify alteration prior to use, has a shorter exposure time, is quicker to exhaust due to the production of the reactive oxygen species verses nebulization of higher concentrates of hydrogen peroxide, contains no bleach, rooms require little or no prep prior to treatment, and converts to oxygen and water,all which differentiates us from our competition.

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

In addition, during the first and second quarters of 2015, the Company continued the expansion of its global presence into Europe with the shipment of product into France and Spain.  In addition, during the quarter ended June 30, 2015 the Company entered into a distribution agreement with Azbil Telstar Technologies, S.L.U., a Spanish company that will act as a non-exclusive distributor of products on a worldwide basis.

In February of 2015, the Company announced the launch of the TOMI Service Network (“TSN”).  The TSN will allow the Company to enhance its service division by creating a national service network composed of existing full service successful restoration industry specialists.  During the quarter ended June 30, 2015, the Company recruited and entered into licensing agreements with 16 geographically and strategically placed companies that will become network hubs to take advantage of the of the Company’s SteraMistTM platform of products and assist as service providers for the Company’s domestic and international client base and provide regional, national, and international large event mobilization response.  The current TSN members signed through June 30, 2015 were granted protected territories, exclusive network pricing and job referrals as well as many other service related benefits.  The TSN licensing agreements provides for a purchase of certain amounts of SteraMistTM equipment and minimum annual orders of solution based on the population of the territories granted for the licensing agreements.  The licensing agreements also provide for required training and marketing fees billed to the TSN members based on services provided by the Company.  The term of the licensing agreement is for two years (http://www.tomiservicenetwork.com).

In April of 2015, the Company accepted an invitation from the White House Office of Science and Technology Policy and USAID to present at the “innovation on the edge: Accelerating Solutions in the Fight Against Ebola” discussion at the Eisenhower Executive Office Building in Washington DC.

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight Ebola..  The grant is based on milestones set forth on the agreement between the Company and USAID. The Company anticipates the first milestone will be completed in the third quarter of 2015.

In June of 2015, the United States Environmental Protection Agency (“EPA”) registered the Company’s patented Binary Ionization Technology as a two stage rapid disinfection system for use as a healthcare-hospital disinfectant (EPA registration 90150-2).
In June of 2015, the Company received an equity investment of $8,000,000 from Arise Asset Management Limited (“Arise”).  $5,000,000 of the investment was received in June of 2015 and the remaining $3,000,000 was received in July of 2015.

In June of 2015, the Company retired the $5,074,000 in outstanding convertible debt with $1,300,000 of the note being repaid in the form of cash and $3,774,000 of the notes getting converted into shares of the Company’s stock.

Internationally and domestically, we have continued to increase the use and subsequent sales of TOMI’s™ patented BITTM Technology under our existing programs to our clients in a variety of industries internationally and domestically including, healthcare, bio-secure labs including BSL-3 and BSL-4 labs, tissue banks, remediation companies, biosafety including as a build in for biosafety and transfer hoods, and pharmaceutical companies.

Through our sales and services, our business growth objective is to be “The Global Leader in Disinfection/Decontamination including Infectious Disease Control” through our premier novel platform of hydrogen peroxide mists and fogs, as well as other infectious control products and technologies. We have, and continue to expand and support research on other decontamination and remediation solutions including hydroxyl radicals and other ROS and to form more business alliances which may include selling licenses and or performing decontamination services with cleanrooms, biosafety labs, tissue and blood labs, pharmaceutical labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief. Our intended targets are located in North America, South America, Central America, Africa and the Far East.

Our worldwide executive offices including administration and accounting are located at 9454 Wilshire Blvd. R-6, Beverly Hills, CA 90212 and our telephone number is (800) 525-1698. Our operations are headquartered at 5111 Pegasus Court, Suite A, Frederick, Maryland 21704, 800.525.1698, http://www.tomiesinc.com. The East Coast operation headquarters holds TOMI’s executives, training facilities, research and development, mock hospital room, warehouse, fulfillment center, marketing offices and sales offices.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net Income (Loss)

Net loss for the three months ended June 30, 2015 amounted to approximately ($7,202,000) compared to net income of approximately $416,000 for the same quarter ended in 2014, representing a change of $7,618,000.  The primary reasons for the change can be attributed to:

●	Changes in the fair value of the embedded conversion feature of the convertible notes of $2,633,000;
●	Higher amortization of debt discount charges of approximately $2,890,000 related to the $5,074,000 in convertible notes issued in 2013
●	Induced conversion costs of approximately $930,000
●	Increase in equity based compensation of approximately $1,123,000

Sales

During the three months ended June 30, 2015 and 2014, we had net revenue of approximately $740,000 and $416,000, respectively, representing an increase in revenue of $324,000 or 78%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the three months ended June 30, 2015 and 2014, we had cost of sales of approximately $276,000 and $138,000, respectively, representing an increase of $138,000 or 100%.  The primary reason for the increase in cost of sales was due to sales increasing during the three months ended June 30, 2015 versus the same period in the prior year.  Costs of sales increased in conjunction with sales as our gross profit margins were consistent with what the Company experienced in the same period in the prior year.

Professional Fees

Professional fees for the three months ended June 30, 2015 totaled approximately $88,000 as compared to $77,000 during the same quarter in the prior year representing an increase of approximately $11,000 or 14%.  Professional fees were mainly comprised of legal, accounting and financial consulting fees during the three months ended June 30, 2015 and 2014.

Depreciation and Amortization

Depreciation and amortization was approximately $124,000 and $112,000 for the three months ended June 30, 2015 and 2014, respectively. The increase is primarily due to the Company having added more equipment during the current year versus the same period in the prior year.

Selling Expenses

Selling expenses for the three months ended June 30, 2015 totaled approximately $97,000 as compared to $115,000 for the same period in 2014 representing a decrease of $18,000.  These expenses are mainly comprised of selling salaries and wages, trade show fees, commissions and marketing expenses.

Research & Development

Research and development expenses for the three months ended June 30, 2015 totaled approximately $20,000 as compared to $65,000 in 2014.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.  We expect significant increases in this area for the third quarter and going forward.

Consulting Fees

Consulting fees for the three months ended June 30, 2015 totaled approximately $338,000 as compared to $26,000 during the same quarter in the prior year representing an increase of approximately $312,000.  The increase in consulting fees is primarily due to EPA advisory services and the Company entering into a new consulting agreement to expand Asian operations during the second quarter where 600,000 shares restricted stock valued at $264,000 was issued as part of the agreement.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended June 30, 2015 and totaled approximately $1,386,000 as compared to $263,000 in 2014.  Equity compensation expense is incurred upon the issuance of warrants.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  $1,259,000 of the equity based compensation incurred for the second quarter related to a consultant agreement entered into by the Company in May of 2015 where 3,000,000 warrants were issued as compensation.  If the warrants were exercised under this agreement, the Company would receive $3,000,000, although there can be no assurance that such warrants will be exercised. If See Note 8. Stockholders’ Equity for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $270,000 and $342,000 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $72,000 or 21%.

Other Income and Expense

Amortization of deferred financing costs was approximately $115,000 and 85,000 for the three months ended June 30, 2015, and 2014, respectively, representing an increase of $30,000 or 35%.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.  The increase compared to the same period last year relates to the retirement of the convertible notes that occurred during the quarter ended June 30, 2015.

Amortization of debt discount was approximately $3,033,000 and $142,000 during the three months ended June 30, 2015 and 2014, respectively.  This represents the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  The convertible notes were amortized over the life of the note utilizing the effective interest method.  The increase compared to the same period last year relates to the retirement of the convertible notes that occurred during the quarter ended June 30, 2015.

The fair value adjustment of the derivative liability during the three months ended June 30, 2015, amounted to a loss of approximately $1,138,000 versus a gain of approximately $1,495,000 in the prior period.  This represents the change in the fair value of the embedded conversion feature of the convertible notes.  The derivative liability was reclassified to additional paid in capital during the quarter ended June 30, 2015 in connection with the retirement of the convertible notes.

Induced conversion costs for the three months ended June 30, 2015, were approximately $930,000.  These costs were incurred in connection with the retirement of the convertible notes payable.

Interest expense for the three months ended June 30, 2015 and 2014 was approximately $127,000 and $127,000, respectively.  This represents the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.  The convertible notes and the related accrued interest were retired during the quarter ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Income (Loss)

Net loss for the six months ended June 30, 2015 was approximately ($11,473,000) as compared to net income for the same period in the prior year of approximately $319,000 representing an increase in the net loss of $11,792,000.  The primary reasons for the increase in net loss can be attributed to:

●	Changes in the fair value of the embedded conversion feature of the convertible notes of $7,057,000 resulting from the issuance of convertibles notes in 2013
●	Higher amortization of debt discount charges of approximately $3,779,000 related to the $5,074,000 in convertible notes issued in 2013
●	Induced conversion costs of approximately $930,000

Sales

During the six months ended June 30, 2015 and 2014, we had net revenue of approximately $1,416,000 and $689,000, respectively, representing an increase in revenue of $727,000 or 105%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the six months ended June 30, 2015 and 2014, we had cost of sales of approximately $554,000 and $252,000, respectively, representing an increase of $302,000 or 120%.  The primary reason for the increase in cost of sales was due to sales increasing during the six months ended June 30, 2015 versus the same period in the prior year.  Costs of sales increased in conjunction with sales as our gross profit margins were consistent with what the Company experienced in the same period in the prior year.

Professional Fees

Professional fees for the six months ended June 30, 2015 totaled approximately $195,000 as compared to $191,000 during the same quarter in the prior year representing an increase of approximately $4,000 or 2%.  Professional fees are mainly comprised of legal, environmental advisory, accounting and financial consulting fees during the six months ended June 30, 2015 and 2014.

Depreciation and Amortization

Depreciation and amortization was approximately $249,000 and $225,000 for the six months ended June 30, 2015 and 2014, respectively. The increase is primarily due to the Company having added more equipment during the current year versus the same period in the prior year.

Selling Expenses

Selling expenses for the six months ended June 30, 2015 totaled approximately $192,000 as compared to $177,000 for the same period in 2014 representing an increase of $15,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research & Development

Research and development expenses for the six months ended June 30, 2015 totaled approximately $42,000 as compared to $97,000 in 2014.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.  We expect significant increases in this area for the third quarter and going forward.

Consulting Fees

Consulting fees for the six months ended June 30, 2015 totaled approximately $415,000 as compared to $84,000 during the same period in the prior year representing an increase of approximately $331,000 or 393%.  The increase in consulting fees is primarily due to EPA advisory services and the Company entering into a new consulting agreement during the second quarter where 600,000 shares restricted stock valued at $264,000 was issued as part of an agreement to expand Asian sales.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the six months ended June 30, 2015 and totaled approximately $1,511,000 as compared to $1,405,000 in 2014.  Equity compensation expense is incurred upon the issuance of warrants to our executive officers.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  See Note 8. Stockholders’ Equity for details on these issuances.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $542,000 and $544,000 for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $2,000.

Other Income and Expense

Amortization of deferred financing costs was approximately $200,000 and 170,000 for the six months ended June 30, 2015, and 2014, respectively, representing an increase of $30,000 or 18%.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3.  The increase compared to the same period last year relates to the retirement of the convertible notes that occurred during the quarter ended June 30, 2015.

Amortization of debt discount was approximately $3,996,000 and $217,000 during the six months ended June 30, 2015 and 2014, respectively.  This represents the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  The convertible notes were amortized over the life of the note utilizing the effective interest method.  The increase compared to the same period last year relates to the retirement of the convertible notes that occurred during the quarter ended June 30, 2015.

The fair value adjustment of the derivative liability during the six months ended June 30, 2015, amounted to a loss of approximately $3,810,000 versus a gain of approximately $3,246,000 in the prior period.  This represents the change in the fair value of the embedded conversion feature of the convertible notes.  The derivative liability was reclassified to additional paid in capital during the quarter ended June 30, 2015 in connection with the retirement of the convertible notes.

Induced conversion costs for the six months ended June 30, 2015, were approximately $930,000.  These costs were incurred in connection with the retirement of the convertible notes payable.

Interest expense for the three months ended June 30, 2015 and 2014 was approximately $254,000 and $254,000, respectively.  This represents the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3.  The convertible note were retired during the quarter ended June 30, 2015.

Summary of Quarterly Results
	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014

Revenues	$1,416,000	$689,000
Gross Profit	862,000	437,000
Total Operating Expenses(1)	3,145,000	2,723,000
Loss from Operations	(2,283,000)	(2,286,000)
Total Other Income (Expense)(2)	$(9,191,000)	2,604,000
Net Income (Loss)	$(11,473,000)	$319,000
Basic net income (loss) per share	$(0.13)	$0.00
Diluted net income (loss) per share	$(0.13)	$0.00

(1)	Includes approximately $1,511,000 and $1,406,000 in non-cash equity compensation expense for the six Months ended June 30, 2015 and 2014, respectively.
(2)
Includes fair value adjustment loss on derivative liability of approximately $3,811,000 for the six months ended June 30, 2015 and a fair value adjustment gain of $3,246,000 for the six months ended June 30, 2014, amortization of $3,996,000 and $217,000 for six months ended June 30, 2015 and 2014, respectively and induced conversion costs in the amount of $930,000 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Operating activities

Cash used in operating activities during the six months ended June 30, 2015 and 2014 was approximately $950,000 and $388,000, respectively.  Cash used in operating activities increased $562,000 as compared to the six months ended June 30, 2014, primarily due to: 1) increase in accounts receivable of $382,000, 2) increase in inventory of $183,000.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2015 and 2014, amounted to approximately $20,000 and $39,000 respectively, primarily due to the acquisition of equipment.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2015 amounted to approximately $4,490,000, primarily from the proceeds of the issuance of common stock and warrants of $5,735,000 offset by the repayment of principal for a portion of the convertible notes of $1,300,000.  In addition, the Company incurred a finder’s fee of approximately $51,000 in connection with the issuance of the stock for the six months ended June 30, 2015.

Cash used in financing activities during the six months ended June 30, 2014 amounted to approximately $70,000, primarily from the increase in funds deposited within the bond sinking fund during the period as a result of higher revenues compared to the prior quarter.

As of June 30, 2015 we had a cash balance of approximately $3,680,000, current working capital of $4,493,000 and stockholders’ equity of $7,213,000.

The retirement of all $5,074,000 in convertible debt, either by prepayment or note holder conversion to common stock eliminated the going concern issue stated in the Company's prior filing on Form 10Q. The note holders converted approximately three fourths of the notes into common shares with the rest opting for payment. When combined with the $8M equity infusion, the net result was the Company becoming debt free with approximately $6,700,000 added to working capital.

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the six months ended June 30, 2015.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the three months ended June 30, 2015.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in our Form 10-K filed with the Commission on March 25, 2015.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June of 2015, the Company directly sold 11,111,111 shares of common stock for gross proceeds of $5,000,000.

In July of 2015, the Company directly sold 6,250,000 shares of common stock for gross proceeds of $3,000,000.

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

Date: August 11, 2015

By: /s/ Halden Shane
Halden Shane
Principal Executive Officer