Form 10-Q
period 2015-09-30
TOMI Environmental Solutions, Inc.
filed 2015-11-13
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 10, 2015, the registrant had 120,060,680 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended September 30, 2015.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2014.

The results reflected for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS Current Assets:
	September 30, 2015 (Unaudited)	December 31, 2014
Cash and Cash Equivalents	$5,793,721	$160,560
Cash – Restricted (Note 6)	-	105,776
Accounts Receivable - net	1,115,182	441,153
Inventories (Note 3)	1,101,226	772,833
Deposits on Merchandise	529,142	-
Prepaid Expenses	96,529	35,404
Other Assets	36,613	36,644
Deferred Financing Costs – net (Note 6)	-	199,625
Total Current Assets	8,672,413	1,751,995

Property and Equipment – net (Note 4)	240,224	288,159

Other Assets:
Intangible Assets – net (Note 5)	2,379,925	2,657,056
Security Deposits	4,700	6,552
Total Other Assets	2,384,625	2,663,608
Total Assets	$11,297,261	$4,703,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$624,350	$448,063
Accrued Interest on Convertible Notes (Note 6)	-	211,417
Accrued Officers Compensation (Note 9)	-	41,000
Common Stock to be Issued (Note 12)	52,315	35,925
Customer Deposits	19,342	19,716
Deferred Rent	15,917	15,236
Advances on Grant (Note 11)	127,374	-
Derivative Liability (Note 7)	-	1,728,883
Convertible Notes Payable, net of discount at December 31, 2014 of $3,996,033 (Note 6)	-	1,077,967
Total Current Liabilities	839,298	3,578,207

Total Liabilities	839,298	3,578,207

Commitments and Contingencies	-	-

Stockholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2015 and December 31, 2014	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
120,031,431 and 83,646,275 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively.	1,200,314	836,463
Additional Paid-In Capital	40,269,895	19,281,647
Accumulated Deficit	(31,017,346)	(18,997,655)
Total Stockholders’ Equity	10,457,963	1,125,555
Total Liabilities and Stockholders’ Equity	$11,297,261	$4,703,762

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales, net	$1,017,130	$515,465	$2,433,450	$1,204,949
Cost of Sales	399,289	187,943	953,733	439,929
Gross profit	617,841	327,522	1,479,717	765,020

Operating Expenses:
Professional Fees	179,059	89,341	330,627	280,166
Depreciation and Amortization	121,857	121,496	371,067	345,790
Selling Expenses	141,974	107,460	333,800	284,615
Research and Development	32,832	30,544	74,689	127,686
Equity Compensation Expense (Note 8)	109,060	1,043,069	1,619,890	2,448,591
Consulting fees	42,069	44,338	456,611	128,491
General and Administrative	537,206	313,229	1,122,029	857,571
Total Operating Expenses	1,164,057	1,749,477	4,308,713	4,472,910
Loss from Operations	(546,216)	(1,421,955)	(2,828,996)	(3,707,890)

Other Income (Expense):
Amortization of Deferred Financing Costs	-	(86,327)	(199,625)	(256,165)
Amortization of Debt Discounts	-	(272,329)	(3,996,033)	(489,783)
Fair Value Adjustment of Derivative Liability	-	653,824	(3,810,955)	3,899,961
Induced Conversion Costs	-	-	(930,383)	-
Interest Expense	-	(126,850)	(253,700)	(381,106)
Total Other Income (Expense)	-	168,318	(9,190,695)	2,772,907

Net Loss	$(546,216)	$(1,253,637)	$(12,019,691)	$(934,983)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.02)	$(0.12)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	119,457,229	81,428,050	97,004,132	80,601,165

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid	Accumulated	Total Stockholders’
					in Capital	Deficit	Equity
Balance at December 31, 2014	510,000	$5,100	83,646,275	$836,462	$19,281,647	$(18,997,655)	$1,125,555

Equity based compensation					1,597,333		1,597,333
Common stock issued for services provided			1,287,930	12,879	530,211		543,090
Common stock issued for officer compensation			437,145	4,371	187,779		192,150
Proceeds from issuance of common stock and warrants			1,760,002	17,600	441,614		459,214
Proceeds from issuance of common stock			17,986,111	179,862	8,045,126		8,224,988
Conversion of notes payable into common stock			14,913,968	149,140	3,748,776		3,897,916
Induced conversion costs					912,883		912,883
Reclassification of derivative liability					5,539,838		5,539,838
Value of common stock to be issued as finder’s fee					(15,312)		(15,312)
Net Loss for the nine months ended September 30, 2015						(12,019,691)	(12,019,691)
Balance at September 30, 2015	510,000	$5,100	120,031,431	$1,200,315	$40,269,895	$(31,017,346)	$10,457,964

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For The
	Nine Months Ended
	September 30,
	2015	2014
Cash Flow From Operating Activities:
Net Loss	$(12,019,691)	$(934,984)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	371,067	345,790
Amortization of Deferred Financing Costs	199,625	256,165
Amortization of Debt Discount	3,996,033	489,783
Fair Value Adjustment of Derivative Liability	3,810,955	(3,899,961)
Equity Based Compensation	1,597,333	2,448,591
Value of Equity Issued for Services	735,241	317,061
Induced Conversion Costs	912,883	-
Reserve for Bad Debts	482	99,933
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(674,511)	171,186
Inventory	(320,216)	(252,472)
Prepaid Expenses	(61,125)	(33,207)
Deposits on Merchandise	(529,142)	-
Other Assets	31	-
Deposits	1,853	(4,010)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	176,287	(17,893)
Accrued Interest	(87,500)	(126,628)
Accrued Officers Compensation	(41,000)	56,000
Common Stock to be Issued	1,078	(82,035)
Deferred Rent	681	3,809
Advances on Grant	127,374	-
Customer Deposits	(375)	4,772
Net Cash Used in Operating Activities	(1,802,638)	(1,158,100)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(54,177)	(64,774)
Net Cash Used in Investing Activities	$(54,177)	$(64,774)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
	For The
	Nine Months Ended
	September 30,
	2015	2014
Cash Flow From Financing Activities:
Proceeds From Issuance of Common Stock and Warrants	8,735,200	580,313
Repayment of Principal Balance on Convertible Notes	(1,300,000)	-
Decrease in Bond Sinking Fund	105,776	69,895
Payment of Finder's Fee	(51,000)	(47,847)
Net Cash Provided by Financing Activities	7,489,976	602,361
Increase (Decrease) In Cash and Cash Equivalents	5,633,161	(620,513)
Cash and Cash Equivalents - Beginning	160,560	706,350
Cash and Cash Equivalents – Ending	$5,793,721	$85,837

Supplemental Cash Flow Information:
Cash Paid For Interest	$341,200	$507,956
Cash Paid For Income Taxes	$-	$2,006
Non-Cash Investing and Finance Activities:
Common Stock issued as payment of accrued interest	$123,917	$-
Reclassification of derivative liability to additional paid in capital	$5,339,838	$-
Reclassification of demo equipment	$-	$142,916
from inventory to property and equipment
Value of Common Stock Issued as Finder's Fee	$-	$3,060
Cash Finder's Fee Accrual	$-	$3,060
Common Stock Finder's Fee Accrual	$15,312	$14,375
Reclassification of property and equipment, net to inventory	$8,177	$-
Issuance of common stock on conversion of convertible debt	$3,774,000	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2014 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 24, 2015. The Company follows the same accounting policies in the preparation of interim reports.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.  At December 31, 2014, the recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 6).

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $200,000 and $256,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2015 and December 31, 2014. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of September 30, 2015, consisted of 35,601,413 common shares from outstanding warrants, 100,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company currently has one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “Plan”). The Plan calls for the Company, through a committee of its Board of Directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. As of September 30, 2015, the Company had 291 shares available to be issued under the Plan.

On February 11, 2014, the Company’s Board of Directors adopted the 2014 Stock Option Plan (the “Plan”), subject to shareholder approval.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights and restricted stock awards (each, an “Award”). A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.  On August 25, 2015 the Company’s Board of Directors cancelled the Plan.  No shares were issued under the plan prior to its cancellation.

On August 25, 2015, the Company’s Board of Directors adopted the 2015 Equity Compensation Plan (the “Plan”), subject to shareholder approval.  Each of the named executive officers is eligible for annual equity awards, which are granted pursuant to the Plan.  The Plan authorizes Dividend Equivalent Rights, or DERs, or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. A maximum of 5,000,000 shares of common stock are reserved for potential issuance pursuant to Awards under the Plan.

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

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, The Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the nine months ended September 30, 2015.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the nine months ended September 30, 2015 and 2014, advertising and promotional expenses were approximately $25,000 and $6,000, respectively.

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

NOTE 3: INVENTORIES

Inventories consist of the following:
	September 30, 2015 (Unaudited)	December 31, 2014
Raw materials	$16,512	$159,807
Finished goods	1,084,714	613,026
Inventory, end of period	$1,101,226	$772,833

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:
	September 30,	December 31,
	2015 (Unaudited)	2014
Furniture and fixtures	$79,743	$69,555
Equipment	393,696	374,620
Vehicles	44,344	44,344
Software	16,776	12,167
Leasehold Improvements	15,554	8,630
	550,113	509,316
Less: Accumulated depreciation	309,889	221,157
	$240,224	$288,159

For the nine months ended September 30, 2015 and 2014, depreciation was $93,936 and $68,659, respectively.

NOTE 5. INTANGIBLE ASSETS AND ASSET ACQUISITION

Intangible assets consist of Patents and Trademarks related to our Binary Ionization Technology.  All of these assets were pledged as collateral for the convertible notes as described below in Note 6.  The patents are being amortized over the estimated remaining lives of the related patents.  The trademarks have an indefinite life.  Amortization expense was $277,131 and $277,131 for the nine months ended September 30, 2015 and 2014

Definite life intangible assets consist of the following:

	September 30, 2015 (Unaudited)	December 31, 2014

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	908,375	631,244
Intangible Assets, net	$1,939,925	$2,217,056

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000

Total Intangible Assets, net	$2,379,925	$2,657,056

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending September 30,	Amount

2016	$370,000
2017	370,000
2018	370,000
2019	370,000
2020	370,000
Thereafter	89,000
$1,939,000

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  During the nine months ended September 30, 2015, the Company applied various assumptions into the Monte Carlo Valuation models to determine the change in the fair value of the derivative liability as of the retirement dates of the convertible notes.

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

Convertible Notes

The assumptions used in the Monte Carlo Models are as follows:
	December 31,
	2014	Inception
Closing stock price	$0.27	0.13-0.55
Conversion price	$0.29	0.29
Expected volatility	114%	185%-190%
Remaining term (years)	0.58	2.30-2.07
Risk-free rate	0.13%	.25%-.43%
Expected dividend yield	0%	0%

Warrants
Inception
Closing stock price	0.13-0.55
Conversion price	0.30
Expected volatility	250%
Remaining term (years)	5.30-5.09
Risk-free rate	.76% -(1.61%)
Expected dividend yield	0%

Convertible notes consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)	December 31, 2014

Convertible notes	$-	$5,074,000
Less: Debt discount	-	3,996,033
Convertible notes, net	$-	$1,077,967

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended September 30, 2015 and December 31, 2014.  Upon the retirement of the convertible notes in June of 2015, the fair value of the derivative liability was $0.

	September 30,	December 31,
	2015 (Unaudited)	2014
Beginning Balance	$1,728,883	$7,665,502
Change in fair value	3,810,955	(5,936,619)
Reclassification to additional paid in capital due to retirement of convertible notes	(5,539,838)	-
Ending Balance	$-	$1,728,883

           Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.  As of September 30, 2015, the balance of derivative liability was $0 as the convertible notes were retired prior to the end of the second quarter.

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At September 30, 2015 and December 31, 2014, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At September 30, 2015 and December 31, 2014, there were no shares issued and outstanding, respectively.

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

During the nine months ended September 30, 2015, the Company issued 1,062,930 shares of common stock valued at approximately $441,841 for services rendered (Note 11).   In addition, the Company issued 225,000 shares of common stock valued at $101,250 to Harold Paul, Director, as payment for legal services rendered (Note 9).

During the nine months ended September 30, 2015, the Company’s Board of Directors approved the issuance of 225,000 shares of common stock from the 2008 Plan valued at $101,250 as a bonus to Halden Shane, CEO, in August of 2015 (Note 9).

During the nine months ended September 30, 2015, the Company issued 50,146 shares of common stock valued at $18,000 to Nick Jennings, CFO, as part of his annual compensation from the Company.  In addition, the Company’s Board of Directors approved the issuance of 62,000 shares of common stock under the Company’s 2008 plan valued at $27,900 as a bonus in August of 2015 (Note 9).

During the nine months ended September 30, 2015, the Company’s Board of Directors approved the issuance of 100,000 shares of common stock from the 2008 Plan valued at $45,000 as a bonus to Norris Gearhart, COO, in August of 2015 (Note 9).

During the nine months ended September 30, 2015, the Company sold, 1,760,002 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of seven years. Gross proceeds to the Company amounted to $510,213.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $51,000 in addition to a finder’s fee to be paid in common stock of 52,800 shares valued at $15,312.

During the nine months ended September 30, 2015, the Company issued 14,913,968 shares of common stock in connection with the conversion of the convertible notes and the related accrued interest (Note 6).

During the nine months ended September 30, 2015, the Company directly sold, 17,986,111 shares of common stock.  Gross proceeds to the Company in connection with the shares sold amounted to $8,225,000.

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

The following table summarizes stock options outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	60,000	$1.42	60,000	$1.42
Granted	40,000	0.27	20,000	0.44
Exercised	-	-	(20,000)	0.44
Outstanding, end of period	100,000	$0.96	60,000	$1.42

Options outstanding and exercisable by price range as of September 30, 2015 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	4.26	40,000	$2.10
$0.05	20,000	5.27	20,000	$0.05
$0.27	40,000	9.27	40,000	$0.27
	100,000		100,000

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

During the nine months ended September 30, 2014, the Company issued 4,130,778 warrants in connection with the private placement of common stock equity units.  See note 8 (common stock) for additional details.

For the nine months ended September 30, 2015, the Company recognized equity based compensation of approximately $237,000 on the warrants issued to the CEO in connection with the employment agreement.  In addition, the Company recognized approximately $10,800 for director options (See Note 8-Stock Options), $1,350,000 to consultant’s (Note 11), and $22,200 on the vesting of warrants issued to the CFO on October 1, 2014 (Note 9).

During the nine months ended September 30, 2015, the Company issued 4,400,005 warrants in connection with the equity units sold to investors.  See note 8 (common stock) for additional details.  In addition, the Company issued 3,150,000 warrants to two consultants during the 9 months ended September 30, 2015.  See note 11 (contracts and agreements) for additional details.

The following table summarizes the outstanding common stock warrants as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	28,051,408	$0.23	19,325,800	$0.21
Granted	7,550,005	0.58	15,325,608	0.30
Expired	-	-	(300,000)	0.77
Expired	-	-	(6,300,000)	0.30
Outstanding, end of period	35,601,413	$0.30	28,051,408	$0.23
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              Warrants Warrants outstanding and exercisable by price range as of September 30, 2015 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average	Number	Weighted Average Exercise Price
		Weighted
		Remaining
		Contractual
		Life in Years
$0.01	1,575,000	1.78	1,575,000	$0.01
$0.05	975,000	1.87	975,000	$0.05
$0.15	7,750,000	2.05	7,750,000	$0.15
$0.26	100,000	2.74	100,000	$0.26
$0.29	10,125,613	5.05	10,125,613	$0.29
$0.30	11,925,800	3.00	10,725,800	$0.30
$0.50	75,000	2.56	75,000	$0.50
$0.62	75,000	2.75	75,000	$0.62
$1.00	3,000,000	4.59	3,000,000	$1.00
	35,601,413		34,401,413

Unvested warrants outstanding as of September 30, 2015 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.30	1,200,000	5.00

NOTE 9.  RELATED PARTY TRANSACTIONS

Employment Agreement

On February 11, 2014, the Company entered into an amended employment agreement with its CEO that provides for a base salary of $36,000 per year.  The agreement provided for an increase in the base salary to $120,000 if annual gross revenue exceeds five million and $175,000 if annual gross revenue were to exceed ten million on a calendar year basis.  Any bonuses awarded will be based upon the Company’s performance and be made at the discretion of the Board of Directors.  The CEO will also have the right to receive expense reimbursements and certain employee benefits.  The terms of the employment agreement will be three years terminating on December 31, 2016.  In addition, the Company’s board of directors approved the issuance of 225,000 shares from the 2008 Plan valued at $101,250 as a bonus to Mr. Shane in August of 2015.

On September 25, 2014, the Company appointed Norris Gearhart as Principal Operating Officer of the Company and entered into an employment agreement with him.  The agreement provides for a base salary of $126,000 per year and performance based bonuses.  In September of 2015, the Company entered into a new agreement with Mr. Gearhart as Principal Operating Officer of the Company.  The new agreement provides for a base salary of $145,000 per year and performance based bonuses.  In addition, the Company’s board of directors approved the issuance of 100,000 shares from the 2008 Plan valued at $45,000 as a bonus to Mr. Gearhart in August of 2015.

The Company appointed Nick Jennings as its Principal Financial Officer effective September 25, 2014.  Mr. Jennings employment with the Company commenced on October 1, 2014.  The employment agreement between Mr. Jennings and the Company provides for an annual base salary of $60,000 to be paid in the form of cash and $24,000 to be paid in the form of the Company’s restricted stock.  As part of Mr. Jennings’s agreement, 300,000 warrants were issued with a term of five years vesting 100,000 upon the grant date (October 1, 2014), 100,000 on October 1, 2015 and 100,000 on October 1, 2016. The exercise price of the warrant is $0.30 per share based on the volume weighted average price of the Company’s common stock for the five days prior to the grant date.  In September of 2015, the Company entered into a new agreement with Mr. Jennings as Principal Financial Officer of the Company.  The new agreement provides for a base salary of $132,000 per year and performance based bonuses.  The new agreement also provides for 100,000 stock warrants with an exercise price of $.50 per share that vest on October 1, 2015.  In addition, the Company’s board of directors approved the issuance of 62,000 shares from the 2008 Plan valued at $27,900 as a bonus to Mr. Jennings in August of 2015.

In August 2015, the Company’s board of directors approved the issuance of 225,000 shares of common stock valued at $101,250 to Harold Paul, Director, as payment for legal services rendered.

In September of 2015, the Company issued 100,000 shares of restricted stock valued at $47,000 as an incentive to accept the position as the Chief Compliance and Regulatory Officer.  The Chief Compliance and Regulatory Officer is the daughter of the CEO.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September of 2014 the Company entered into a lease agreement for office and warehouse space in Fredrick Maryland. As part of the lease agreement, the Company received a rent holiday in the first 5 months of the lease.  The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year.  The lease expires on January 31, 2018.  The Company accounts for the lease using the straight line method and recorded $34,281 in rent expense for the nine months ended September 30, 2015.  Approximate minimum annual rents under lease are as follows:

Twelve Month Period Ending September 30,	Amount

2016	$51,000
2017	53,000
2018	18,000
$122,000

Purchase Commitments

On October 15, 2014, the Company entered into a manufacturing and development agreement with RG Group, Inc.  For the nine months ended September 30, 2015, RG Group, Inc. manufactured substantially all of the Company’s equipment.  During the quarter ended September 30, 2015, the Company placed an order with RG Group for the purchase of inventory in the amount of $5,392,493.  In addition, the Company made a 10% deposit on the order in the amount of $539,249.  As of September 30, 2015, the balance of the deposit was $529,142.

NOTE 11. CONTRACTS AND AGREEMENTS

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama covering Panama.  TOMI Panama is its exclusive distributor of the Company’s products and services within the country of Panama.

In January of 2015, the Company entered into a consulting agreement which has since been terminated that provided for a fee based on revenue received from existing and prospective clients assigned and revenue from sales related to customers the consultant finds for the Company.  The agreement also provided for the issuance of 100,000 shares of the Company’s common restricted stock that were issued in February of 2015 and valued at $25,000.  In addition, the agreement provides for the issuance of 75,000 common stock warrants on a quarterly basis that vest upon issuance with a strike price equal to the VWAP for the 5 day period prior to the close of the quarter with a term of 3 years.  The exercise price for the warrants issued in April, July and accrued for in September was $0.50, $0.62 and $0.33, respectively. During the nine months ended September 30, 2015, the Company utilized the Black-Scholes method to fair value the 225,000 warrants with the following range of assumptions: volatility, 157%-174%; expected dividend yield, 0%; risk free interest rate, 1.01%-1.42%; and a life of 3 years. The grant date fair value of the warrant issued in April, July and accrued for in the third quarter was $0.37, $0.54 and $0.30, respectively. For the nine months ended September 30, 2015, the Company recognized approximately $91,000 in equity based compensation on the issuance of the warrants in April, July and the accrual of the warrants issued in October.  This consulting agreement was terminated October 1, 2015 when the consultant accepted a full time employment position with the Company.

In May of 2015, the Company entered into a consulting agreement that provides for the issuance of 600,000 shares of restricted common stock which was issued in July of 2015 and valued at $264,000.  In addition, the agreement provides for the issuance of 3,000,000 common stock warrants that vest upon issuance with an exercise price of $1.00 and have a term of 5 years.  The Company utilized the Black-Scholes method to fair value the 3,000,000 warrants with the following assumptions: volatility, 191%; expected dividend yield, 0%; risk free interest rate, 1.49%; and a life of 5 years. The grant date fair value of each warrant was $0.42.  For the nine months ended September 30, 2015, the Company recognized approximately $1,259,000 in equity based compensation on the warrants issued.

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight the Ebola epidemic.  The grant is based on milestones set forth on the agreement between the Company and USAID.  During the quarter ended September 30, 2015 the Company met the first two milestones and received gross proceeds from the grant in the amount of $347,826.  The Company has incurred costs in connection with the grant through September 30,

2015 in the amount of $220,452.  The proceeds received as part of the grant in excess of the costs incurred has been presented on the Company’s balance sheet as a liability in the amount of $127,374 as of September 30, 2015.

NOTE 12. COMMON STOCK TO BE ISSUED

As of December 31, 2014, the Company was obligated to issue 155,619 shares of common stock valued at approximately $36,000 primarily to certain vendors and consultants.

               As of September 30, 2015, the Company was obligated to issue 203,914 shares of common stock valued at approximately $52,000 primarily to certain vendors and consultants.

NOTE 13. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

For the three months ended September 30, 2015, two customers accounted for 30% of revenue.  For the nine months ended September 30, 2015, sales to three customers accounted for 34% of revenue.

At September 30, 2015, two customers accounted for 32% of accounts receivable.

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

In September of 2015, TOMI’s SteraMist™ BIT™ received registration as hospital disinfectant from the state of California Department of Pesticide Regulation (CDPR).

In June of 2015, TOMI signed a Materials Transfer Agreement with the Agriculture Research Service (ARS) to conduct food safety research using TOMI’s Activated Ionized Hydrogen Peroxide or SteraMist BIT. The company is also seeking FDA and USDA approval for its product in the medical device sterilization field, food packaging, preservation and food safety industries.

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

     Our SteraMistTM and BITTM Technology and TOMI’s related service platform are currently being used in a broad spectrum of industries including:

•	medical facilities
•	bio-safety labs
•	tissue labs
•	clean rooms
•	office buildings
•	hospitality
•	schools
•	pharmaceutical companies
•	remediation companies
•	military

•	transportation
•	airports
•	first responders
•	single-family homes and multi-unit residences

Other vertical industry applications for SteraMistTM that have expressed interest in our technology, service and products include:

•	blood banks
•	food safety industry
•	athletic facilities (from professional to educational)
•	airlines
•	entertainment
•	homeland defense and border protection
•	control and containment of pandemic invasions

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

During the fourth quarter of 2014, the Company expanded into the South Korean market and entered into an independent sales agreement with KMS I&T Co., Ltd.  (“KMS”) and Fine C&S Co., both of whom are representatives of the G -Well Group.  The Company shipped its initial order of approximately $101,000 in the fourth quarter of 2014.  Revenue recognized through the third quarter of 2015 amounted to approximately $82,000.

In December of 2014, the Company further expanded its entrance into the Asian market with the initial shipment of goods into the Philippines and by entering into a sales agency agreement with Espire Health Philippines, Inc. (“Espire Health”) during the first quarter of 2015.  The revenue recognized to date is approximately $24,000.

In September 2015, the Company further expanded its entrance into Asia by entering into a distribution agreement for purposes of introducing our SteraMist™ BIT™ platform in Singapore.

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

During the third quarter of 2015, the Company expanded its international customer base with orders shipped into Qatar.

      In February of 2015, the Company announced the launch of the TOMI Service Network (“TSN”).  The TSN will allow the Company to enhance its service division by creating a national service network composed of existing full service restoration industry specialists.  Since the launch of the TSN, the Company has recruited and entered into licensing agreements with 23 geographically and strategically placed companies that will become network hubs to take advantage of the of the Company’s SteraMistTM platform of products and assist as service providers for the Company’s domestic and international client base and provide regional, national, and international large event mobilization response.  The current TSN members signed through September 30, 2015 were granted protected territories, exclusive network pricing and job referrals as well as many other service related benefits.  The TSN licensing agreements provides for a purchase of certain amounts of SteraMistTM equipment and minimum annual orders of solution based on the population of the territories granted for the licensing agreements.  The licensing agreements also provide for required training and marketing fees billed to the TSN members based on services provided by the Company.  The term of the licensing agreement is for two years (http://www.tomiservicenetwork.com).

In addition, the Company hired a Director of the TSN and a Director of Business Development for the TSN in October of 2015 to facilitate anticipated growth of the TSN.

In April of 2015, the Company accepted an invitation from the White House Office of Science and Technology Policy and USAID to present at the “innovation on the edge: Accelerating Solutions in the Fight Against Ebola” discussion at the Eisenhower Executive Office Building in Washington DC.

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight Ebola..  The grant is based on milestones set forth on the agreement between the Company and USAID. The Company completed the first two milestones during the third quarter of 2015 and received gross proceeds from the grant of approximately $348,000.  In addition, during the third quarter of the 2015, the Company shipped the SteraMistTM Mobile Decontamination Chambers to Africa to complete the remaining milestones as part of the grant.  We anticipate additional milestones will be achieved in the fourth quarter of 2015.

In June of 2015, the United States Environmental Protection Agency (“EPA”) registered the Company’s patented Binary Ionization Technology as a two stage rapid disinfection system for use as a healthcare-hospital disinfectant (EPA registration 90150-2).
In June and July of 2015, the Company received an equity investment of $8,000,000 from Arise Asset Management Limited (“Arise”).  $5,000,000 of the investment was received in June of 2015 and the remaining $3,000,000 was received in July of 2015.

In June of 2015, the Company retired the $5,074,000 in outstanding convertible debt with $1,300,000 of the notes repaid in the form of cash and $3,774,000 of the notes converted into shares of the Company’s stock.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Loss

The Company incurred a net loss for the three months ended September 30, 2015 of approximately $546,000 as compared to a net loss for the same period in the prior year of approximately $1,254,000 representing a decrease in net loss of 708,000.  The primary reasons for this decrease in net loss can be attributed to:

•	Increase in sales of approximately $502,000 and the overall gross profit of approximately $290,000;
•	Reduction in equity based compensation of approximately $934,000;
•	Reduction in amortization of deferred financing costs of approximately $86,000;
•	Reduction in amortization of debt discount of approximately $272,000;
•	Reduction in interest expense of approximately $127,000; offset by;
•	Increased professional fees of approximately $90,000;
•	Increased selling expenses of approximately $35,000;
•	Increased general and administrative expenses of approximately $224,000;

Sales

During the three months ended September 30, 2015 and 2014, we had net revenue of approximately $1,017,000 and $515,000, respectively, representing an increase in revenue of $502,000 or 97%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the three months ended September 30, 2015 and 2014, we had cost of sales of approximately $399,000 and $188,000, respectively, representing an increase of $211,000 or 112%.  The primary reason for the increase in cost of sales was due to sales increasing during the three months ended September 30, 2015 versus the same period in the prior year.  Our gross profit margins were consistent with what the Company experienced in the same period in the prior year.

Professional Fees

Professional fees for the three months ended September 30, 2015 totaled approximately $179,000 as compared to $89,000 during the same quarter in the prior year representing an increase of approximately $90,000 or 100%.  Professional fees are mainly comprised of legal, accounting and financial consulting fees during the three months ended September 30, 2015 and 2014.

Depreciation and Amortization

Depreciation and amortization was approximately $122,000 and $121,000 for the three months ended September 30, 2015 and 2014, respectively.

Selling Expenses

Selling expenses for the three months ended September 30, 2015 totaled approximately $142,000 as compared to $107,000 for the same period in 2014 representing an increase of $35,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales and marketing in the current period and expect these costs to increase in future periods.

Research & Development

Research and development expenses for the three months ended September 30, 2015 totaled approximately $33,000 as compared to $30,000 for the same period in 2014.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.  We expect significant increases in this area for the fourth quarter and going forward.

Consulting Fees

Consulting fees for the three months ended September 30, 2015 totaled approximately $42,000 as compared to $44,000 during the same quarter in the prior year representing a decrease of approximately $2,000 or 5%.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended September 30, 2015 and was approximately $109,000 as compared to $1,043,000 for the same period in 2014.  Equity compensation expense is incurred upon the issuance of warrants.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  The decrease in equity compensation is primarily due to the immediate vesting of warrants of two executive officers of the Company upon their resignation in September of 2014.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $537,000 and $313,000 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $224,000 or 72%.  The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the current period and stock bonuses issued to executives in the third quarter.

Other Income and Expense

Amortization of deferred financing costs was approximately $0 and $86,000 for the three months ended September 30, 2015 and 2014, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3 and were fully amortized in the second quarter of 2015 upon retiring the convertible notes.

Amortization of debt discount was approximately $0 and $272,000 during the three months ended September 30, 2015 and 2014, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  The debt discount was amortized over the life of the notes utilizing the effective interest method.

The fair value adjustment of the derivative liability during the three months ended September 30, 2015, amounted to approximately $0 in the current period versus a gain of $654,000 in the prior period.  Upon the retirement of the convertible notes in the second quarter of 2015, the derivative liability was reclassified to additional paid in capital.

Interest expense for the three months ended September 30, 2015 and 2014 was approximately $0 and 127,000, respectively.  This represented the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3 that were retired in the second quarter of 2015.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Loss

The Company incurred a net loss for the nine months ended September 30, 2015 of approximately $12,020,000 as compared to a net loss for the same period in the prior year of approximately $935,000 representing an increase in net loss of $11,085,000.  The primary reason for the increase in the net loss can be attributed to one-time non-cash charges related to the liquidation of the outstanding convertible promissory notes as follows:

•	Changes in the fair value of the embedded conversion feature of the convertible notes of $7,711,000 resulting from the issuance of convertibles notes in 2013 and retired in June of 2015;
•	Higher amortization of debt discount charges of approximately $3,506,000 related to the $5,074,000 in convertible notes issued in 2013 and retired in June of 2015;
•	Induced conversion costs incurred in connection with the retirement of the convertible notes of $930,000; offset by;
•	Increase in revenue of approximately $1,228,000 and the overall gross profit of approximately $715,000;

Sales

During the nine months ended September 30, 2015 and 2014, we had net revenue of approximately $2,433,000 and $1,205,000, respectively, representing an increase in revenue of $1,228,000 or 102%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the nine months ended September 30, 2015 and 2014, we had cost of sales of approximately $954,000 and $440,000, respectively, representing an increase of $514,000 or 117%.  The primary reason for the increase in cost of sales was due to sales increasing during the nine months ended September 30, 2015 versus the same period in the prior year.   Our gross profit margins were consistent with what the Company experienced in the same period in the prior year.

Professional Fees

Professional fees for the nine months ended September 30, 2015 totaled approximately $331,000 as compared to $280,000 during the same period in the prior year representing an increase of approximately $51,000 or 18%.  Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $371,000 and $346,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily due to the Company having added more equipment during the current year versus the same period in the prior year.

Selling Expenses

Selling expenses for the nine months ended September 30, 2015 totaled approximately $334,000 as compared to $285,000 for the same period in 2014 representing an increase of $49,000.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We have ramped up sales and marketing in the current period and expect these costs to increase in future periods.

Research & Development

Research and development expenses for the nine months ended September 30, 2015 totaled approximately $75,000 as compared to $128,000 in 2014.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.  We expect significant increases in this area for the fourth quarter and going forward.

Consulting Fees

Consulting fees for the nine months ended September 30, 2015 totaled approximately $457,000 as compared to $128,000 during the same period in the prior year representing an increase of approximately $329,000 or 257%.  The increase in consulting fees is primarily due to EPA advisory services and the Company entering into a new consulting agreement during the second quarter where 600,000 shares restricted stock valued at $264,000 was issued as part of an agreement to expand Asian sales.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the nine months ended September 30, 2015 and totaled approximately $1,620,000 as compared to $2,449,000 in 2014.  Equity compensation expense is incurred upon the issuance of warrants.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  The decrease in equity compensation is primarily due to the immediate vesting of warrants of two executive officers of the Company upon their resignation in September of 2014.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, and office expenses.  General and administrative expenses were approximately $1,122,000 and $858,000 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $264,000 or 31%.  The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the current period and stock bonuses issued to executives in the third quarter.

Other Income and Expense

Amortization of deferred financing costs was approximately $200,000 and $256,000 for the nine months ended September 30, 2015 and 2014, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3 and were fully amortized in the second quarter of 2015 upon retiring the convertible notes.

Amortization of debt discount was approximately $3,996,000 and $490,000 during the nine months ended September 30, 2015 and 2014, respectively, representing the charges related to the amortization of debt discount on our $5,074,000 in convertible notes issued in 2013.  The debt discount was amortized over the life of the notes utilizing the effective interest method.

The fair value adjustment of the derivative liability during the nine months ended September 30, 2015, amounted to approximately a $3,811,000 loss in the current period versus a gain of $3,900,000 in the prior period.  This represented a $7,711,000 change in the fair value of the embedded conversion feature of the convertible notes.  Upon the retirement of the convertible notes in the second quarter of 2015, the derivative liability was reclassified to additional paid in capital.

Induced conversion costs for the nine months ended September 30, 2015 were approximately $930,000 in connection with the retirement of the convertible notes in the second quarter of 2015.

Interest expense for the nine months ended September 30, 2015 and 2014 was approximately $254,000 and 381,000, respectively.  This represented the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3 that were retired in the second quarter of 2015.

Summary of Results
	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014

Revenues	$2,433,000	$1,205,000
Gross Profit	1,479,000	765,000
Total Operating Expenses(1)	4,308,000	4,473,000
Loss from Operations	(2,829,000)	(3,708,000)
Total Other Income (Expense)(2)	(9,191,000)	2,773,000
Net Loss	$(12,020,000)	$(935,000)
Basic and diluted loss per share	$(0.12)	$(0.01)

(1)	Includes approximately $1,620,000 and $2,449,000 in non-cash equity compensation expense for the nine Months ended September 30, 2015 and 2014, respectively.
(2)
Includes fair value adjustment loss on derivative liability of approximately $3,811,000 for the nine months ended September 30, 2015 and a fair value adjustment gain of $3,900,000 for the nine months ended September 30, 2015, amortization of $3,996,000 and $490,000 for the nine months ended September 30, 2015 and 2014, respectively and induced conversion costs in the amount of $930,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Operating activities

Cash used in operating activities during the nine months ended September 30, 2015 and 2014 was approximately $1,802,000 and $1,158,000, respectively.  Cash used in operating activities increased $644,000 as compared to the nine months ended September 30, 2014, primarily due to increased accounts receivables, inventory and vendor deposits compared to the same period ended in the prior year.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 and 2014, amounted to approximately $54,000 and $65,000 respectively, primarily due to the acquisition of equipment.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 amounted to approximately $7,490,000, primarily from the proceeds of the issuance of common stock and warrants of $8,735,000 offset by the repayment of principal for a portion of the convertible notes of $1,300,000.  In addition, the Company incurred a finder’s fee of approximately $51,000 in connection with the issuance of the stock for the nine months ended September 30, 2015.

Cash provided by financing activities during the nine months ended September 30, 2014 amounted to approximately $602,000, primarily from the proceeds from the issuance of common stock of $580,000 and the decrease in the bond sinking fund of $70,000.  In addition, the Company incurred a finder’s fee of approximately $48,000 in connection with the issuance of the stock for the quarter ended September 30, 2014.

As of September 30, 2015 we had a cash balance of approximately $5,794,000, working capital of $7,833,000 and stockholders’ equity of $10,458,000.

The retirement of all $5,074,000 in convertible debt during the quarter ended June 30, 2015, either by prepayment or note holder conversion to common stock eliminated the going concern issue stated in the Company's prior filing on Form 10Q. The note holders converted approximately three fourths of the notes into common shares with the rest opting for payment. When combined with the $8M equity infusion, the net result was the Company becoming debt free with approximately $6,700,000 added to working capital

Recently Issued Accounting Pronouncements

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

We have established a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls have also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe our disclosure controls and internal controls are effective for the nine months ended September 30, 2015.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We did not implement any changes in controls during the nine months ended September 30, 2015.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

ITEM 1A. RISK FACTORS.

See our discussion contained in our Form 10-K filed with the Commission on March 24, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See our discussion contained in our Form 10-Q filed with the Commission on August 11, 2015.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 13, 2015

By:	/s/ Halden Shane
Halden Shane
Principal Executive Officer