Form 10-Q
period 2016-03-31
TOMI Environmental Solutions, Inc.
filed 2016-05-16
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 12, 2016, the registrant had 120,488,596 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

TABLE OF CONTENTS

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I -	FINANCIAL INFORMATION
		3
Item 1	Financial Statements.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4	Controls and Procedures.	34

PART II -	OTHER INFORMATION

Item 1	Legal Proceedings.	35

Item 1A	Risk Factors.	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	35

Item 3	Defaults Upon Senior Securities.	35

Item 4	Mine Safety Disclosures.	36

Item 5	Other Information.	36

Item 6	Exhibits.	39

SIGNATURES		40
EXHIBIT INDEX		41

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, “Company,” “we,” “us,” “our,” and “TOMI” refer to TOMI Environmental Solutions, Inc. and its wholly-owned subsidiary.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three months ended March 31, 2016.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2015.

The results reflected for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:
	March 31, 2016 (Unaudited)	December 31, 2015
Cash and Cash Equivalents	$4,623,543	$5,916,068
Accounts Receivable - net	1,617,462	1,414,576
Inventories (Note 3)	3,156,521	1,395,175
Deposits on Merchandise (Note 11)	237,345	442,358
Prepaid Expenses	114,292	76,730
Other Assets	36,613	36,613
Total Current Assets	9,785,777	9,281,519

Property and Equipment – net (Note 4)	506,523	250,264

Other Assets:
Intangible Assets – net (Note 5)	2,195,171	2,287,548
Security Deposits	4,700	4,700
Total Other Assets	2,199,871	2,292,248
Total Assets	$12,492,171	$11,824,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,232,152	$1,087,978
Accrued Officers Compensation (Note 9)	36,542	-
Common Stock and Warrants to be Issued (Note 12)	178,737	52,721
Customer Deposits	33,473	35,111
Deferred Rent	13,194	14,745
Advances on Grant (Note 11)	186,720	210,503
Total Current Liabilities	2,680,819	1,401,057

Total Liabilities	2,680,819	1,401,057

Commitments and Contingencies

Stockholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at March 31, 2016 and December 31, 2015	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
120,338,596 and 120,063,180 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively.	1,203,386	1,200,632
Additional Paid-In Capital	40,815,284	40,391,216
Accumulated Deficit	(32,212,418)	(31,173,973)
Total Stockholders’ Equity	9,811,352	10,422,974
Total Liabilities and Stockholders’ Equity	$12,492,171	$11,824,031

The accompanying notes are an integral part of the financial statements.
z

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2016	2015

Sales, net	$1,706,976	$676,386
Cost of Sales	747,812	278,476
Gross profit	959,164	397,910

Operating Expenses:
Professional Fees	177,660	107,032
Depreciation and Amortization	133,267	125,253
Selling Expenses	352,177	94,735
Research and Development	8,781	22,190
Consulting fees	129,626	76,309
Equity Compensation Expense (Note 8)	338,629	125,087
General and Administrative	857,468	271,314
Total Operating Expenses	1,997,608	821,919
Loss from Operations	(1,038,444)	(424,009)

Other Income (Expense):
Amortization of Deferred Financing Costs	-	(84,450)
Amortization of Debt Discounts	-	(963,348)
Fair Value Adjustment of Derivative Liability	-	(2,673,148)
Interest Expense	-	(126,850)
Total Other Income (Expense)	-	(3,847,796)

Net Loss	$(1,038,444)	$(4,271,805)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.05)

Basic and Diluted Weighted Average Common Shares Outstanding	120,177,335	84,043,034

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid	Accumulated	Total Stockholders’
					in Capital	Deficit	Equity
Balance at December 31, 2015	510,000	$5,100	120,063,180	$1,200,632	$40,391,215	$(31,173,974)	$10,422,973

Equity based compensation					281,628		281,628
Common stock issued for services provided			275,416	2,754	142,441		145,195
Net Loss for the three months ended March 31, 2016						(1,038,444)	(1,038,444)
Balance at March 31, 2016	510,000	$5,100	120,338,596	$1,203,386	$40,815,284	$(32,212,418)	$9,811,352

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2016	2015
Cash Flow From Operating Activities:
Net Loss	$(1,038,444)	$(4,271,805)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	133,267	125,253
Amortization of Deferred Financing Costs	-	84,450
Amortization of Debt Discount	-	963,348
Fair Value Adjustment of Derivative Liability	-	2,673,148
Equity Based Compensation	281,628	97,301
Value of Equity Issued for Services	145,194	31,001
Reserve for Bad Debts	30,000	482
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(232,887)	(171,166)
Inventory	(1,761,346)	(139,072)
Prepaid Expenses	(37,563)	(5,650)
Deposits on Merchandise	205,012	-
Other Assets	-	31
Deposits	-	1,853
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,144,174	157,552
Accrued Interest	-	(126,850)
Accrued Officers Compensation	36,542	9,000
Common Stock to be Issued	126,017	27,151
Deferred Rent	(1,551)	3,027
Advances on Grant	(23,783)	-
Customer Deposits	(1,637)	(97)
Net Cash Used in Operating Activities	(995,376)	(541,043)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(297,149)	(9,793)
Net Cash Used in Investing Activities	(297,149)	(9,793)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2016	2015
Cash Flow From Financing Activities:
Proceeds From Issuance of Common Stock and Warrants	-	510,213
Decrease in Bond Sinking Fund	-	105,060
Payment of Finder's Fee	-	(51,000)
Net Cash Provided by Financing Activities	-	564,273
Increase (Decrease) In Cash and Cash Equivalents	(1,292,525)	13,437
Cash and Cash Equivalents - Beginning	5,916,068	160,560
Cash and Cash Equivalents – Ending	$4,623,543	$173,997

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$253,700
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities
Common Stock Finder's Fee Accrual	$-	$15,312

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI is a leading provider of infection prevention and decontamination products and services, focused primarily on life sciences including healthcare, bio-safety, pharmaceutical, clean-room and research. Our mission is to help our customers create a healthier world thru TOMI’s product line. TOMI’s motto is “innovating for a safer world” for healthcare and life.

As a global decontamination and infectious disease control company, TOMI provides environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMistTM Binary Ionization Technology® (“BITTM”) which is a hydrogen peroxide based mist and fog registered with the Environmental Protection Agency (“EPA”).

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto which are included in the Form 10-K previously filed with the SEC on March 30, 2016. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TOMI, and its wholly-owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada Corporation.  The Company’s 55% owned subsidiary, TOMI Environmental-China, has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary.  We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three months ended March 31, 2016 and 2015 was $30,000 and $482, respectively.

At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was $75,000 and $45,000, respectively.

As of March 31, 2016, one customer accounted for 13% of net accounts receivable.  Two customers accounted for 52% of net revenues for the three months ended March 31, 2016

As of December 31, 2015 three customers accounted for 42% of net accounts receivable. Three customers accounted for 70% of net revenues for the quarter ended March 31, 2015

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.  Inventories consist primarily of finished goods and raw materials.  At March 31, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost.  These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.  Amortization of deferred financing costs amounted to approximately $0 and $84,000 for the three months ended March 31, 2016 and 2015, respectively.

Accounts Payable

As of March 31, 2016 and December 31, 2015, one vendor accounted for approximately 83% and 72% of total accounts payable, respectively.

For the three months ended March 31, 2016 and 2015, one vendor accounted for 77% and 87% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year which we extend to our customers.  We assume responsibility for product reliability and results. As of March 31, 2016 and 2015, the Company did not establish a reserve.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2016 and December 31, 2015. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented.  Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of March 31, 2016, consisted of 36,026,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of March 31, 2015, consisted of 17,496,552 shares of common stock from convertible debentures, 32,451,413 shares of common stock from outstanding warrants (including warrants to purchase up to 7,611,000 shares of common stock issued in conjunction with convertible notes), 100,000 shares of common stock from options and 510,000 shares of common stock from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. The Company had one active stock-based compensation plan, the TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan calls for the Company, through a committee of its board of directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015, the 2008 Plan was terminated.

On January 29, 2016, the board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”) subject to its approval by stockholders.  The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units / shares.  Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan.  Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof.  Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash.  Stock-based compensation will typically be awarded in consideration for the future performance of services to the Company.  All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.  For the three months ended March 31, 2016, there were 100,000 stock options issued out of the plan.

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

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate.  If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, the Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the three months ended March 31, 2016 and 2015

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. For the three months ended March 31, 2016 and 2015, advertising and promotional expenses were approximately $41,000 and $3,000, respectively.

Research and Development Expenses

The Company expenses research and development expenses in the period in which they are incurred. For the three months ended March 31, 2016 and 2015, research and development expenses were approximately $9,000 and $22,000, respectively.

Shipping and Handling Costs

The Company includes shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Shipping and handling costs, which include third-party delivery costs relating to the delivery of products from the Company to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were $29,000 and $7,000 for the three months ended March, 31, 2016 and 2015, respectively.

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended March 31,
	2016	2015
	Net revenues	Net revenues
	(unaudited)
Domestic	$978,678	$573,844
International	728,298	102,542

Total	$1,706,976	$676,386

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.”  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. We retrospectively adopted this standard as of December 31, 2015.  As a result, there was no impact to the Company’s results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases.”  ASU 2016-02 provides new lease accounting guidance.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.  Early adoption is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following:
	March 31,
	2016 (Unaudited)	December 31, 2015
Raw materials	$7,365	$13,024
Finished goods	3,149,156	1,382,151
	$3,156,521	$1,395,175

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

	March 31,
	2016 (Unaudited)	December 31, 2015
Furniture and fixtures	$79,743	$79,743
Equipment	718,592	421,442
Vehicles	44,344	44,344
Software	34,999	34,999
Leasehold Improvements	15,554	15,554
	893,232	596,082
Less: Accumulated depreciation	386,708	345,818
	$506,523	$250,264

For the three months ended March 31, 2016 and 2015, depreciation was $40,890 and $32,876, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology.  All of these assets were pledged as collateral for the convertible notes as described below in Note 6.  The patents are being amortized over the estimated remaining lives of the related patents.  The trademarks have an indefinite life Amortization expense was $92,377 and $92,377 for the three months ended March 31, 2016 and 2015.

           Definite life intangible assets consist of the following:

	March 31, 2016 (Unaudited)	December 31, 2015

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,093,129	1,000,752
Intangible Assets, net	$1,755,171	$1,847,548

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000

Total Intangible Assets, net	$2,195,171	$2,287,548

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending March 31,	Amount

2017	$370,000
2018	370,000
2019	370,000
2020	370,000
2021	275,000
$1,755,000

NOTE 6. CONVERTIBLE DEBT

In November 2012, the Company initiated a private placement offering a maximum of 240 Units (as defined below) of the Company’s securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which was finalized April 2013.  Each Unit consisted of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 (the “Notes”) and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018.  Interest was payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st.  The Notes were secured by the Company’s intellectual property such as the patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment.  The Notes called for the establishment of a sinking fund.  Within 45 days of each calendar quarter 15% of the Company’s reported revenue was required to be deposited into the Company’s escrowed sinking fund account.

The Company sold 202.96 Units for gross proceeds of $5,074,000 and issued warrants to purchase up to 7,611,000 shares of common stock in connection with the Units.  Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307.  In addition, the placement agent received warrants to purchase up to 1,014,800 shares of common stock valued at $165,180.

The Notes were convertible, at the option of the note holder, into shares of our common stock at an initial conversion price of $.29 (which conversion price is subject to adjustment upon the occurrence of events specified in the Notes, including stock dividends, stock splits, certain fundamental corporate transactions, and certain issuances of common stock by the Company).

The warrants are exercisable into shares of common stock (the “Warrant Shares”) at an initial exercise price of $0.30 (which may be subject to certain adjustments as set forth in the warrants).

The Company evaluated the warrants under ASC 815-40-15 due to the exercise price being adjustable upon certain events occurring.  The Company determined that the warrants are considered indexed to the Company’s own common stock and thus meet the scope exception under FASB ASC 815-10-15-74 and are therefore not considered a derivative.  The estimated fair value of the warrants, which contain reset provisions, were calculated using the Monte Carlo valuation model.   The Company recorded the warrants’ relative fair value of $956,712 as an increase to additional paid in capital and a discount against the related debt.

The Notes contained a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature was not considered indexed to the Company’s own common stock and, therefore, did not meet the scope exception in FASB ASC 815-10-15 and thus needed to be accounted for as a derivative liability.  The initial fair value of the embedded conversion feature was estimated at $7,316,092 and recorded as a derivative liability, resulting in an additional discount of $4,117,288 to the Notes and a finance charge of $3,198,804 included in the statement of operations for the year ended December 31, 2013.  The fair value of the embedded conversion feature was estimated at the end of each quarterly reporting period using the Monte Carlo model.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The Company applied various assumptions into the Monte Carlo Valuation models to determine the change in the fair value of the derivative liability as of the retirement dates of the Notes.

The debt discount was amortized over the life of the convertible note using the effective interest method and was fully amortized upon the retirement of the convertible notes during the quarter ended June 30, 2015.

In June 2015, the Company offered the noteholders options to convert to cash or at a reduced conversion price on the Notes from $.29 per share provided the conversion feature was exercised prior to June 30, 2015.  If the noteholder agreed to lock up the converted shares for six (6) months or an uplist to a market on the NYSE or NASDAQ Stock Market, LLC, whichever is shorter, the conversion price was reduced to $.26 per share. Absent the lock up, the noteholder could convert at $.275 per share. All noteholders except two converted at $.26.  Pursuant to the terms of the conversion offer, an aggregate of $3,774,000 of the Notes and $124,000 of accrued interest were converted into 14,913,968 shares of the Company’s common stock.  The Company recognized an induced conversion cost of $930,383 related to all conversions and retirements.

In addition, during the quarter ended June 30, 2015, an aggregate of $1,300,000 of the Notes and $87,500 in accrued interest were repaid in the form of cash.

Convertible Notes

The assumptions used in the Monte Carlo Models are as follows:

	June 30,
	2015	Inception
Closing stock price	$0.55-.64	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	125%	185%-190%
Remaining term (years)	0.09 - 0.11	2.30-2.07
Risk-free rate	0.00%	.25%-.43%
Expected dividend yield	0%	0%

Warrants

Inception
Closing stock price	$0.13-0.55
Conversion price	$0.30
Expected volatility	250%
Remaining term (years)	5.30-5.09
Risk-free rate	.76% -(1.61)%
Expected dividend yield	0%

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended March 31, 2016 and December 31, 2015.  Upon the retirement of the Notes in June 2015, the fair value of the derivative liability was $0.

	March 31, 2016 (Unaudited)	December 31, 2015
Beginning Balance	$-	$1,728,883
Change in fair value	-	3,810,955
Reclassification to additional paid in capital due to retirement of convertible notes	-	(5,539,838)
Ending Balance	$-	$-

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.  As of March 31, 2016 and December 31, 2015, the balance of derivative liability was $0 as the Notes were retired during the second quarter of 2015.

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At March 31, 2016 and December 31, 2015, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At March 31, 2016 and December 31, 2015, there were no shares issued and outstanding, respectively.

Common Stock

During the three months ended March 31, 2015, the Company issued 100,000 shares of common stock valued at approximately $25,000 for professional services rendered.

During the three months ended March 31, 2015, the Company issued 20,245 shares of common stock valued at $6,000 to Nick Jennings, CFO, as part of his annual compensation from the Company.

During the three months ended March 31, 2015, the Company sold, through its confidential private offering, 1,500,002 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of seven years. Gross proceeds to the Company amounted to $434,826.  In connection with the sale, the Company incurred a [cash finder’s fee in the amount of $43,500 in addition to a finder’s fee to be paid in common stock of 45,000 shares valued at $13,050

During the three months ended March 31, 2015, the Company directly sold, 260,000 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $.29 per share and a term of seven years. Gross proceeds to the Company amounted to $75,387.  In connection with the sale, the Company incurred a cash finder’s fee in the amount of $7,500 in addition to a finder’s fee to be paid in common stock of 7,800 shares valued at $2,262

During the three months ended March 31, 2016, the Company issued 275,416 shares of common stock valued at approximately $145,000 for professional services rendered.

Stock Options

The Company issued 40,000 options valued at $10,798 to two directors in January 2015. The options have an exercise price of $0.27 per share. The options expire in January 2025. The options were valued using the Black-Scholes model using the following assumptions: volatility: 237%; dividend yield: 0%; zero coupon rate: 1.61%; and a life of 10 years.

The Company issued 100,000 options valued at $54,980 to four directors in February 2016. The options have an exercise price of $0.55 per share. The options expire in February 2026. The options were valued using the Black-Scholes model using the following assumptions: volatility: 224%; dividend yield: 0%; zero coupon rate: 1.47%; and a life of 10 years.

The following table summarizes stock options outstanding as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.96	60,000	$1.42
Granted	100,000	0.55	40,000	0.27
Exercised	-	-	-	-
Outstanding, end of period	200,000	$0.76	100,000	$0.96

Options outstanding and exercisable by price range as of March 31, 2016 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	3.76	40,000	$2.10
$0.05	20,000	4.77	20,000	$0.05
$0.27	40,000	8.77	40,000	$0.27
$0.55	100,000	9.85	100,000	$0.55
	200,000		200,000

Stock Warrants

For the three months ended March 31, 2015, the Company recognized equity based compensation of approximately $79,000 on the warrants issued to the CEO in connection with the employment agreement.  In addition, the Company recognized approximately $28,000 to a consultant (Note 11), and $7,400 on the vesting of warrants issued to the CFO on October 1, 2014 (Note 9).

During the quarter ended March 31, 2015, the Company issued warrants to purchase up to 4,400,005 shares of common stock in connection with equity units sold to investors.  See note 8 (common stock) for additional details.

For the three months ended March 31, 2016, the Company recognized total equity based compensation of approximately $168,000 on warrants issued to the CEO in connection with his current and previous employment agreements (Note 9).  For the three months ended March 31, 2016, the Company recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016.  In addition, on March 31, 2016, the Company issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $.50 per share.  The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51.  (See note 9 for additional details)

For the three months ended March 31, 2016, the Company recognized total equity based compensation of approximately $58,000 on warrants issued to the CFO in connection with his current and previous employment agreements (Note 9).  For the three months ended March 31, 2016, the Company recognized $7,000 in stock compensation expense for the accrued but not vested portion of the warrants issued to the CFO under his previous agreement with the Company.  In addition, on January 26, 2016, the Company issued warrants to purchase up to 100,000 shares of common stock to the CFO with a term of five years that vest upon issuance and have an exercise price of $.55 per share.  The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 100,000 shares of common stock received by the CFO totaling approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51.  (See note 9 for additional details)

For the three months ended March 31, 2016, the Company recognized equity compensation expense of approximately $57,000 related to warrants contracted to an employee pursuant to his employment agreement with the Company that were issued in April of 2016.  The Company has accrued for the estimated fair value of the warrants as of March 31, 2016.  The Company utilized the Black-Scholes method to fair value the warrants received by the employee with the following assumptions: volatility, 159%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.46. (See note 12)

The following table summarizes the outstanding common stock warrants as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,676,413	$0.30	28,051,408	$0.23
Granted	350,000	0.51	7,625,005	0.58
Outstanding, end of period	36,026,413	$0.31	35,676,413	$0.30

Warrants outstanding and exercisable by price range as of March 31, 2016 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	1.28	1,575,000	$0.01
$0.05	975,000	1.37	975,000	$0.05
$0.15	7,750,000	1.55	7,750,000	$0.15
$0.26	100,000	2.24	100,000	$0.26
$0.29	10,125,613	4.56	10,125,613	$0.29
$0.30	11,925,800	2.50	11,825,800	$0.30
$0.33	75,000	2.50	75,000	$0.33
$0.50	325,000	4.32	325,000	$0.50
$0.55	100,000	4.83	100,000	$0.55
$0.62	75,000	2.30	75,000	$0.62
$1.00	3,000,000	4.09	3,000,000	$1.00
	36,026,413		35,926,413

Unvested warrants outstanding as of March 31, 2016 were as follows:
Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.30	100,000	5.00

NOTE 9.  RELATED PARTY TRANSACTIONS

For each of the respective quarters ended March 31, 2016 and 2015, the Company incurred fees for legal services rendered by Harold Paul in the amount of $15,000.  Mr. Paul is also director of the Company.

In September 2015, the Company issued 100,000 shares of common stock valued at $47,000 to E.J. Shane, the CEO’s daughter, as an incentive to accept the position as the Chief Compliance and Regulatory Officer.

As of March 31, 2016 and December 31, 2015, the Company had account receivable balances from three entities under common control and owned by an employee of $120,400 and $210,686, respectively.  For the quarters ended March 31, 2016 and 2015, there were sales made to these three entities in the amounts of $0 and $241,577, respectively.

In January, 2016, the Company entered into a distributor agreement with TOMI Asia to facilitate growth in the Asian region, specifically including China and Indochina, and excluding South Korea, Australia and New Zealand. Wee Ah Kee, a principal stockholder of TOMI, is the Chief Executive Officer of TOMI Asia. The agreement is for an initial two-year term and sets a revenue target of $5.5 million of TOMI's products during the term.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September of 2014 the Company entered into a lease agreement for office and warehouse space in Fredrick Maryland. As part of the lease agreement, the Company received a rent holiday in the first 5 months of the lease.  The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year.  The lease expires on January 31, 2018.  The Company accounts for the lease using the straight line method and recorded $11,427 in rent expense for the three months ended March 31, 2016 and 2015.  Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending March 31,	Amount

2017	$52,000
2018	45,000
$97,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Product Liability

As of March 31, 2016 and December 31, 2015, there were no claims against the Company for product liability.

NOTE 11. CONTRACTS AND AGREEMENTS

Employment Agreements

On February 11, 2014, the Company entered into an employment agreement with Halden S. Shane, our Chief Executive Officer (“CEO”).  The term of the employment agreement extended through December 31, 2016 with automatic renewal for successive one-year periods unless otherwise terminated by either party thereunder.  Dr. Shane’s annual base salary was $36,000, which shall increase to $120,000 upon the Company exceeding gross revenues of $5,000,000 on a calendar year basis and to $175,000 upon the Company exceeding gross revenues of $10,000,000 on a calendar year basis.  Dr. Shane also received a grant of 3,000,000 warrants to purchase shares of the Company’s common stock at a price of $0.30 per share which have a term of five years and vest upon the following schedule: 1,000,000 vested upon issuance, 1,000,000 vested on February 11, 2015, and 1,000,000 vested February 11, 2016.  Dr. Shane’s employment agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information.  Under the employment agreement, Dr. Shane assigned any and all of his rights to Company proprietary information to the Company and agreed that all property created by him during and in connection with his employment constitutes “works for hire” as defined in the United States Copyright Act.

On January 15, 2016, the Company entered into a new employment agreement with Dr. Shane.  The agreement provides for a base annual salary of $360,000.  The agreement also provides for the quarterly issuance of 250,000 options to purchase common stock in 2016 with an exercise price equal to the three day trailing volume weighted average price of the common stock.  The previous agreement between the Company and Dr. Shane provided for an annual salary increase in the amount of $120,000 upon the Company exceeding gross revenues of $5,000,000 on a calendar year basis and to $175,000 upon the Company exceeding gross revenues of $10,000,000 on a calendar year basis, which does not exist in the new agreement.  In the event Dr. Shane is terminated for any reason or becomes disabled or dies, any options held will become cashless and will be entitled to piggyback registration and are exercisable immediately.  Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including (i) a minimum semi-annual grant of stock options to purchase up to 250,000 shares of common stock and (ii) a cash bonus, in the sole discretion of the board of directors.

In the event, Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two years’ salary at the time of such termination and will be granted 3 million options that are cashless and, when exercised, will have piggyback registration or demand registration rights, and if applicable, any and all outstanding stock grants will be accelerated and be fully vested.

Termination for cause may be effected by the board of directors by written notification to Dr. Shane; provided, however, that no termination for cause will be effective unless he has been provided with prior written notice and opportunity for remedial action and fails to remedy within 30 days thereof, in the event of a termination by the Company (i) by reason of willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company, (ii) by reason of material breach of his employment agreement or (iii) by reason of gross negligence or intentional misconduct with respect to the performance of duties under this Agreement.  Upon termination for cause, Dr. Shane will be immediately paid an amount equal to his gross salary.

The board of directors may effect a termination other than for cause at any time upon giving notice to Dr. Shane.  Upon such termination, Dr. Shane will be immediately paid an amount equal to his gross salary

On February 8, 2016, the Company entered into an employment agreement with Robert Wotczak in connection with his role as the Company’s President.  Mr. Wotczak’s annual salary is $240,000 per annum paid bi-weekly.  Additionally, in accordance with the terms of the agreement, the Company agreed to issue him 150,000 shares of common stock, which was issued in April 2016.  Mr. Wotczak will also be entitled to (i) annual grants of stock options to purchase up to 250,000 shares of common stock each year under the 2016 Plan, (ii) additional shares of common stock granted on an annual basis based on achievement of performance objectives, (iii) an annual raise and/or bonus for meeting or achieving certain performance objectives, (iv) a vehicle expense up to $750 per month and (v) health insurance contributions equal to 80% toward the cost of an individual plan. Mr. Wotczak’s agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information.  In the event of a change in control of the Company, which results in his termination, Mr. Wotczak will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. The Company may terminate Mr. Wotczak’s employment at any time; provided, however, that the Company must provide fourteen days’ notice if any of the following events occur: (a) the sale of substantially all of the Company’s assets, (b) sale, exchange, or other disposition in one transaction of the majority of the Company’s outstanding capital stock, (c) the Company’s decision to terminate its business and liquidate its assets, (d) the merger or consolidation of the Company with another company, or (e) bankruptcy or chapter 11 reorganization.

On September 30, 2014, the Company entered into an employment agreement with Nick Jennings, our Chief Financial Officer (“CFO”) to provide part-time services.  The term of the employment agreement was through December 31, 2014 with a review of employment in January 2015.  Mr. Jennings’ salary was $5,000 per month in cash and $2,000 in common stock per month, paid quarterly.  Mr. Jennings also received a 5 year warrant to purchase up to 300,000 shares of common stock at a price per share equal to $0.30 and vests upon the following schedule: 100,000 vested upon issuance, 100,000 vested on October 1, 2015, and 100,000 will vest as of October 1, 2016.  In connection with the employment agreement, Mr. Jennings entered into agreements that included restrictive covenants of non-solicitation and confidentiality of proprietary information.

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he will continue to serve as our CFO.  Mr. Jennings’ annual salary is $132,000 which is reviewed each year.  Mr. Jennings also received a 5 year warrant to purchase up to 100,000 shares of common stock at an exercise price per share equal to the fair value at the date of grant which fully vested at the time of issuance, which was on January 26, 2016.  Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the board of directors, in its sole discretion.  In the event of a change in control of the Company, which results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year’s salary, all equity awards will be accelerated and fully vested.  In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such terminate date after the second employment anniversary.

On October 16, 2014, we entered into an employment agreement with Norris Gearhart pursuant to which he agreed to serve as the Company’s Chief Operating Officer (“COO”).  Mr. Gearhart’s salary was $126,000 per annum paid bi-monthly.  Additionally, Mr. Gearhart received 100,000 shares of Common Stock upon signing his agreement, a monthly transportation expense up to $500 towards a vehicle and the ability to receive an additional cash or equity bonus upon the achievement of pre-agreed performance objectives.

On September 2, 2015, we entered into a new employment agreement with Mr. Gearhart, which superseded his prior agreement, pursuant to which he will continue to serve as our COO.  Mr. Gearhart’s’ annual salary is $145,000 which is reviewed each at the end of the second anniversary.  Mr. Gearhart will receive annual grants of stock options to purchase up to 250,000 shares of Common Stock at an exercise price equal to the volume weighted average price of the five-day period prior to the close of the year.  Mr. Gearhart is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the board of directors, in its sole discretion.  In the event of a change in control of the Company, which results in his termination, Mr. Gearhart will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested.  In the event his employment is termination other than for cause, Mr. Gearhart will receive an amount equal to his annual salary as of such terminate date after the second employment anniversary.

Sales and Distribution Agreement

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama S.A. (“TOMI Panama”) covering Panama.  TOMI Panama is the exclusive distributor of the Company’s products and services within the country of Panama.  For the three months ended March 31, 2016 and 2015, the Company made sales and provided services to TOMI Panama for approximately $18,000 and $37,000, respectively.

Distribution and Licensing Agreement

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company.  In April of 2015, the Company modified its agreement with Plascencia Universal with respect to the license fee included in the original agreement.  In December of 2015, the principal of Plascencia Universal resigned from the board of directors.  For the quarter ended March 31, 2016, sales to Plascencia Universal were approximately $655,000.

Manufacturing Agreement

On October 15, 2014, the Company entered into a manufacturing and development agreement with RG Group, Inc.  The agreement does not provide for any minimum purchase commitments and is for a term of 2 years with provisions to extend. For the three months ended March 31, 2016 and the year ended December 31, 2015, RG Group, Inc. manufactured substantially all of the Company’s equipment.  At March 31, 2016 and December 31, 2015, the Company maintained required deposits with RG Group, Inc. in the amounts of $237,345 and $442,358, respectively.

Consulting Agreement

In January 2015, the Company entered into a consulting agreement which has since been terminated that provided for a fee based on revenue received from existing and prospective clients assigned and revenue from sales related to customers the consultant finds for the Company.  The agreement also provided for the issuance of 100,000 shares of the Company’s common stock that were issued in February 2015 and valued at $25,000.  In addition, the agreement provides for the issuance of 75,000 common stock warrants on a quarterly basis that vest upon issuance with a strike price equal to the volume weighted average price for the 5 day period prior to the close of the quarter with a term of 3 years.  The exercise price for the warrants issued was $0.50, $0.62 and $0.33. During the year ended December 31, 2015, the Company utilized the Black-Scholes method to fair value the warrants to purchase up to 225,000 shares of common stock with the following range of assumptions: volatility, 157%-174%; expected dividend yield, 0%; risk free interest rate, 1.01%-1.42%; and a life of 3 years. The grant date fair value of the warrants issued was $0.37, $0.54 and $0.30. For the quarter ended March 31, 2015, the Company recognized approximately $28,000 in equity based compensation on the issuance of the warrants.  This consulting agreement was terminated October 1, 2015 when the consultant accepted a full time employment position with the Company.

Agreements with Directors

The Company appointed Mr. Walter C. Johnsen as a director on January 29, 2016.  The term of his agreement as director commenced on February 1, 2016 for 1 year and until a successor is elected, or resignation or removal.  The agreement between the Company and Mr. Johnsen provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock.  The Company issued the options to Mr. Johnsen in February 2016. (See note 8 - Stock Options)

The Company appointed Ms. Kelly J. Anderson as a director on January 29, 2016.  Ms. Anderson will serve as the chair of the Company’s audit committee.  The term of her agreement as director commenced on February 1, 2016 for 1 year and until a successor is elected, or resignation or removal.  The agreement between the Company and Ms. Anderson provides for an annual fee in the amount of $26,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock.  The Company issued the options to Ms. Anderson in February 2016.  (See note 8 - Stock Options)

The Company appointed Mr. Edward J. Fred as a Director on January 29, 2016.  The term of his agreement as director commenced on February 1, 2016 for 1 year and until a successor is elected, or resignation or removal.  The agreement between the Company and Mr. Fred provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock.  The Company issued the options to Mr. Fred in February of 2016.  (See note 8 - Stock Options)

The Company issued 25,000 options to Harold Paul in February 2016.  Mr. Paul is a director of the Company. (See note 8 - Stock Options)

Other Agreements

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight the Ebola epidemic.  The grant is based on milestones set forth on the agreement between the Company and USAID.  As of March 31, 2016, the Company has met the first five milestones and received gross proceeds from the grant in the amount of $537,272.  The Company has incurred costs in connection with the grant through March 31, 2016 in the amount of $350,552.  The proceeds received as part of the grant in excess of the costs incurred has been presented on the Company’s balance sheet as a liability in the amount of $186,720 as of March 31, 2016.  In May 2016, the Company completed the USAID Grant (See Note 14).

In June 2015, the Company launched the TOMI Service Network (“TSN”).  The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with the Company to become Primary Service Providers (“PSP’s”).   The licensing agreements grant protected territories to PSP’s to perform services using the Company’s SteraMistTM platform of products and contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements.  The licensing agreements also provide for potential job referrals to PSP’s where the Company is entitled to referral fees.  Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories.  As part of these agreements, the Company is obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center.  As of March 31, 2016, the Company had entered into 41 licensing agreements in connection with the launch of the TSN.

NOTE 12. COMMON STOCK AND WARRANTS TO BE ISSUED

               As of December 31, 2015, the Company was obligated to issue 202,000 shares of common stock valued at approximately $53,000 primarily to certain vendors and consultants.

               As of March 31, 2016, the Company was obligated to issue 338,174 shares of common stock valued at approximately $122,000 primarily to certain vendors, consultants and the President of the Company.  In addition, the Company was obligated to issue 300,000 stock warrants to an employee with 100,000 warrants to vest upon issuance, 100,000 to vest April 20, 2017 and 100,000 to vest April 20, 2018.  The estimated fair value of the warrants for the quarter ended March 31, 2016 was $57,000. (See Note 8 – Stock Warrants)

NOTE 13. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

For the three months ended March 31, 2016, two customers accounted for 52% of revenue.  Three customers accounted for 70% of net revenues for the quarter ended March 31, 2015.

At March 31, 2016, one customer accounted for 13% of accounts receivable.  As of December 31, 2015, three customers accounted for 42% of net accounts receivable

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

In May of 2016, the Company completed the USAID Grant by meeting the sixth and final milestone in connection with the agreement. (See Note 11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

TOMI is a leading provider of infection prevention and decontamination products and services, focused primarily on life sciences including healthcare, bio-safety, pharmaceutical, clean-room and research. Our mission is to help our customers create a healthier world thru TOMI’s product line. TOMI’s motto is “innovating for a safer world” for healthcare and life.

We are a global decontamination and infectious disease control company, providing environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMistTM Binary Ionization Technology® (“BIT™”) hydrogen peroxide based mist and fogs.

During August 2010, TOMI entered into negotiations with BIT Technology a division of L-3 Applied Technologies, Inc. (“L-3”), and we began to develop applications for and distribution of the SteraMistTM equipment that currently accounts for nearly all of our revenue.  In April 2013, we completed the acquisition of certain assets from L-3 for $3,510,000. At that moment our business model consisting of the production of activated ionized hydrogen peroxide and the transformation into TOMI’s reactive oxygen species began as we reengineered the prototypes into TOMI’s, Binary Ionization Technology® (BIT™), branded as SteraMist™, technology that is a direct offspring of the Defense Advanced Research Projects Agency (“DARPA”).  DARPA is an advanced technology incubator, which has given birth to many game changing technologies, such as stealth fighters, M16 assault rifles, and the Internet. BIT™ is a technology with a strong foundation.

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

TOMI currently targets domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospital, bio-secure labs, pharmaceutical, biodefense, biosafety including isolation and transfer chambers, tissue banks, food safety and many other commercial and residential settings.

In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. The EPA registered solution and equipment combination provides the unique technology of converting a low percentage hydrogen peroxide into an activated ionized hydrogen peroxide consisting mostly of hydroxyl radicals for Hospital-Healthcare disinfecting and general disinfecting (EPA Registration 90150-2). SteraMist™ BIT™ also holds a second EPA registration for mold control and air & surface remediation (EPA Registration 90150-1).  In February 2016, the Company expanded its label with the EPA to include the bacteria’s C. diff and MRSA and the virus H1N1 which have better positioned the Company to penetrate the hospital-healthcare and other industries.

In June and July 2015, the Company received an $8,000,000 equity investment from Arise Asset Management Pte Ltd in exchange for approximately 17,000,000 shares of the Company’s common stock.  Also, in June 2015, the Company retired approximately $5,100,000 in convertible debt.  With the $8,000,000 investment received and the retirement of the convertible debt, the Company strengthened its balance sheet, added liquidity and working capital.

In 2015, the Company launched the TOMI Service Network (“TSN”).  This allowed the Company to enhance its service division by creating a national service network composed of existing full service restoration industry specialists.  Since the launch of the TSN, the Company has recruited and entered into licensing agreements with 45 geographically and strategically placed companies that will become network hubs to take advantage of the of the Company’s SteraMistTM platform of products and assist as service providers for the Company’s domestic and international client base and provide regional, national, and international large event mobilization response.  In the first quarter of 2016, the Company hired a President and Director of Network Recruitment for the TSN which has contributed to the growth of the TSN in 2016.

In February 2016, the Company appointed Robert Wotczak as President to strengthen the executive team and help accelerate the Company’s corporate goals.  In addition, the Company added three new independent members to the Company’s board of directors to support the growth of the Company.

During the first quarter of 2016, the Company expanded its internal sales force by hiring a Vice President of Sales and Internal Sales Director devoted to domestic Hospital-Healthcare industries.  These key additions to the TOMI team have positioned the Company to increase its presence in the Hospital-Healthcare markets.

During 2015 and the first quarter of 2016, the Company continued to expand its global presence through the shipments of goods into Asia, Europe, Mexico and South America.  In February 2016, the Company entered into a distributor agreement with TOMI Asia to facilitate growth in the Asian region.

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight the Ebola epidemic.  The grant is based on milestones set forth on the agreement between the Company and USAID.  As of March 31, 2016, the Company met the first five milestones and received gross proceeds from the grant in the amount of $537,272.  The Company met the sixth and final milestone in May 2016, which completed the USAID Grant

The Company’s net revenue for the quarter ended March 31, 2016 was approximately $1,707,000 compared to $676,000 for the same period in 2015, representing an increase of 152%.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary.  We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three months ended March 31, 2016 and 2015 was $30,000 and $482, respectively.

At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was $75,000 and $45,000, respectively.

As of March 31, 2016, one customer accounted for 13% of net accounts receivable.  Two customers accounted for 52% of net revenues for the three months ended March 31, 2016.

As of December 31, 2015, three customers accounted for 42% of net accounts receivable. Three customers accounted for 70% of net revenues for the quarter ended March 31, 2015.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.  Inventories consist primarily of finished goods and raw materials.  At March 31, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Accounts Payable

As of March 31, 2016 and December 31, 2015, one vendor accounted for approximately 83% and 72% of total accounts payable, respectively.

For the three months ended March 31, 2016 and 2015, one vendor accounted for 77% and 87% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year which we extend to our customers.  We assume responsibility for product reliability and results. As of March 31, 2016 and 2015, the Company did not establish a reserve.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been reserved at March 31, 2016 and December 31, 2015. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

On January 29, 2016, the board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”) subject to its approval by stockholders.  The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units / shares.  Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan.  Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof.  Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash.  Stock-based compensation will typically be awarded in consideration for the future performance of services to the Company.  All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.  For the three months ended March 31, 2016, there were 100,000 stock options issued out of the plan.
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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.”  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Financial Operations Overview

Our financial position as of March 31, 2016 and December 31, 2015, was as follows:

	As of
	March 31, 2016 (Unaudited)	As of December 31, 2015

Total stockholders’ equity	$9,811,352	$10,422,974
Cash and cash equivalents	$4,623,543	$5,916,068
Accounts receivable	$1,617,462	$1,414,576
Inventories	$3,156,521	$1,395,175
Deposits on Merchandise	$237,345	$442,358
Current Liabilities	$2,680,819	$1,401,057
Working capital	$7,104,958	$7,880,462

During our quarter ended March 31, 2016 our liquidity positions were affected by the following:

●	Net cash used in operations of approximately $995,000;
●	Acquisition of property plant and equipment of $297,000;

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Loss

Net loss for the three months ended March 31, 2016 and 2015 amounted to approximately $1,038,000 and $4,272,000, respectively, representing a decrease in the net loss of $3,234,000 or 76%.  The primary reasons for the decrease in the net loss can be attributed to:

●	Increase in revenue of approximately $1,031,000 and the overall gross profit of approximately $561,000;
●	Reduced amortization of deferred financing costs of approximately $84,000 as a result of the convertible notes retired in June of 2015;
●	Reduced amortization of debt discounts of approximately $963,000 as a result of the convertible notes retired in June of 2015;
●
Changes in the fair value of the embedded conversion feature of the convertible notes of $2,673,000 incurred in the first quarter of 2015 with no such charge in the first quarter of 2016 as a result of the convertible notes retired in 2015;

●	Reduced interest expense of approximately $127,000 in connection with the retirement of the convertible notes in June of 2015; offset by; and
●	Increased operating expenses of approximately $1,176,000.

Sales

During the three months ended March 31, 2016 and 2015, we had net revenue of approximately $1,707,000 and $676,000, respectively, representing an increase in revenue of $1,031,000, or 152%.  The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the three months ended March 31, 2016 and 2015, we had cost of sales of approximately $748,000 and $278,000, respectively, representing an increase of $470,000, or 169%.  The primary reason for the increase in cost of sales was due to sales increasing during the three months ended March 31, 2016 versus the same period in the prior year.

Professional Fees

Professional fees for the three months ended March 31, 2016 totaled approximately $178,000 as compared to $107,000 during the same period in the prior year representing an increase of approximately $71,000, or 66%.  Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $133,000 and $125,000 for the three months ended March 31, 2016 and 2015, respectively.

Selling Expenses

Selling expenses for the three months ended March 31, 2016 totaled approximately $352,000 as compared to $95,000 for the same period in the prior year representing an increase of $257,000, or 272%.  These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We increased our marketing efforts during the three months ended March 31, 2016 and expect these costs to increase in future periods.  In addition, these costs increased for the three months ended March 31, 2016 as the result of the hiring of an internal sales staff in effort to increase revenue.

Research & Development

Research and development expenses for the three months ended March 31, 2016 totaled approximately $9,000 as compared to $22,000 in corresponding period in 2015.  Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.  We expect these costs to increase in 2016.

Consulting Fees

Consulting fees for the three months ended March 31, 2016 totaled approximately $130,000 as compared to $76,000 during the corresponding period in 2015 representing an increase of approximately $53,000.  The increase in consulting fees is primarily due to the Company entering into a new consulting agreement during the first quarter of 2016 where 100,000 shares of common stock were issued and valued at $55,000.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended March 31, 2016 and totaled approximately $339,000 as compared to $125,000 in 2015.  Equity compensation expense is incurred upon the issuance of warrants.  On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.  The increase in equity compensation is primarily due to warrants issued to the CEO, CFO and an employee and options issued to four board members during the three months ended March 31, 2016.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities and office expense.  General and administrative expenses were approximately $857,000 and $271,000 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $586,000, or 216%.  The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the three months ended March 31, 2016 and stock granted to the President and issued to an employee in the first quarter.

Other Income and Expense

Amortization of deferred financing costs was approximately $0 and $84,000 for the three months ended March 31, 2016 and 2015, respectively.  This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3 and were fully amortized in the second quarter of 2015 upon retiring the convertible notes.

Amortization of debt discount was approximately $0 and $963,000 during the three months ended March 31, 2016 and 2015, respectively, representing the amortization of debt discount on the $5,074,000 in convertible notes issued in 2013.  The debt discount was amortized over the life of the notes utilizing the effective interest method.

The fair value adjustment of the derivative liability during the three months ended March 31, 2015, amounted to approximately a $2,673,000 loss in the prior period.  Upon the retirement of the convertible notes in the second quarter of 2015, the derivative liability was reclassified to additional paid in capital.

Interest expense for the three months ended March 31, 2016 and 2015 was approximately $0 and 127,000, respectively.  This represented the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3 that were retired in the second quarter of 2015.

Net Loss

The net loss for the quarter ended March 31, 2016 amounted to approximately $1,038, 000 versus a loss of approximately $4,272,000 for the quarter ended Mach 31, 2015.  The loss per common share, basic and diluted, for the quarter ended March 31, 2016 was $0.01.  The loss per common share, basic and diluted, for the quarter ended March 31, 2015 was $0.05.

Summary of Quarterly Results

	For the	For the
	three months ended	three months ended
	March 31, 2016	March 31, 2015
Revenues	$1,707,000	$676,000
Gross Profit	$959,000	$398,000
Total Operating Expenses(1)	$1,998,000	$822,000
Loss from Operations	$(1,038,000)	$(424,000)
Total Other Income (Expense)(2)	$-	$(3,848,000)
Net Loss	$(1,038,000)	$(4,272,000)
Basic loss per share	$(0.01)	$(0.05)
Diluted loss per share	$(0.01)	$(0.05)

(1)	Includes approximately $339,000 and $125,000 in non-cash equity compensation expense for the three months ended March 31, 2016 and 2015, respectively.
(2)
Includes fair value adjustment loss on derivative liability of approximately $2,673,000 for the three months ended March 31, 2015, and amortization of debt discount of approximately $963,000 for the three months ended March 31, 2015.

Sales Information of Geographic Basis

	For the	For the
	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Revenues:
International	$979,000	$574,000
United States	728,000	102,000
Total Revenues	$1,707,000	$676,000

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of approximately $4,623,000 and working capital of $7,105,000.

Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.  In June and July 2015, we completed private placements and received net proceeds of approximately $8,000,000. In June 2015, we redeemed and converted all of the Notes by issuing approximately 14,900,000 shares of common stock, and $1,300,000 in cash.

The Company intends to uplist to a national stock exchange.  We understand there are qualitative and quantitative benchmarks that will need to be met in order to get listed on a national stock exchange.  This could require us to raise additional capital in order to meet the quantitative benchmarks.  There can be no assurance that we will be able to satisfy these qualitative and quantitative benchmarks or raise additional capital on terms favorable to the Company, if at all.

For the three months ended March 31, 2016 and 2015, we incurred losses from operations of approximately $1,038,000 and $424,000, respectively.  The cash used cash in operations amounted to approximately $995,000 and $541,000 for the three months ended March 31, 2016 and 2015, respectively.  The Company could incur additional operating losses from lack of revenues and an increase of costs related to the continuation of product and technology development and administrative activities.

Management of the Company has taken and will endeavor to continue to take a number of actions in order to improve the Company’s results of operations and the related cash flows generated from operations in order to get the Company to a stronger financial position.  These actions include the following items:

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

●
Expansion of international distributors.  In February 2016, the Company announced the distributor agreement with TOMI Asia to facilitate growth in the Asian region, specifically Mainland China and Indo-China excluding South Korea and Australia/New Zealand.

●
Continued growth of the TSN.  In January 2016, the Company hired a President and Director of Network Recruitment for TSN in order to increase TSN’s internal salesforce which therefore increased membership.  TSN currently has a total of 45 members and 21 members have been added year to date.

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next eighteen months.  However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions could be successfully implemented as expected, and cash flows may be adversely affected.  Our sales cycle has come down but could exceed approximately 4-6 months and it’s possible we may not be able to generate sufficient revenue in the next twenty-four months to cover our operating and compliance costs. We may also need to raise additional debt or equity financing to execute on the commercialization of our product plans. We cannot make any assurances that management’s strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing may mean that we would have to significantly reduce costs and/or delay projects, which would adversely affect our business, customers and program development, and would adversely impact the Company.

The Company’s analysis of cash flows for the three months ended March 31, 2016 and 2015, is as follows:

Operating activities

Cash used in operating activities during the three months ended March 31, 2016 and 2015 was approximately $995,000 and $541,000, respectively.  Cash used in operating activities increased $454,000 as compared to the quarter ended March 31, 2015, primarily due to increased inventory offset by increased accounts payable compared to the same period ended in the prior year.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2016 and 2015, amounted to approximately $297,000 and $10,000.  Cash used in investing activities increase $287,000 compared to the quarter ended March 31, 2015, primarily due to service equipment purchased in the first quarter of 2016.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 amounted to $0.

Cash provided by financing activities during the three months ended March 31, 2015 amounted to approximately $564,000, primarily from the proceeds of the issuance of common stock and warrants.  In addition, the Company incurred a [finder’s fee of approximately $51,000 in connection with the issuance of the stock for the quarter ended March 31, 2015.

Contractual Obligations

Our contractual obligations as of March 31, 2016 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases(1)	97	52	45	-	-
	$97	$52	$45	$-	$-

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a Smaller Reporting Company as defined by SEC Rules 405 and 12b-2 and is not required to disclose the information required by Regulation S-K, Item 305 pursuant to the Smaller Reporting Company exemption in Regulation S-K, Item 305(e).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material proceedings or threatened proceedings as of the date of this filing.

Item 1A. Risk Factors.

In addition to the information set forth in this quarterly report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unless otherwise stated, the sales of the below securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On January 25, 2016, the Company issued 11,597 shares of common stock valued at $6,237 to a consultant in exchange for services provided to the Company.

On January 25, 2016, the Company issued 2,319 shares of common stock valued at $1,247 to a consultant in exchange for services provided to the Company.

On February, 25, 2016, the Company issued 150,000 shares of common stock valued at $76,500 to an employee in exchange for services.

On February, 25, 2016, the Company issued 6,500 shares of common stock valued at $3,510 to an employee in exchange for services.

On February, 25, 2016, the Company issued 5,000 shares of common stock valued at $2,700 to an employee in exchange for services.

On February 25, 2016, the Company issued 100,000 shares of common stock valued at $55,000 to a consultant in exchange for services provided to the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

EXPLANATORY NOTE

Some of the below information is new and was not included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2015.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	100,000	(1)	$0.96	-
Equity compensation plans not approved by security holders	14,375,000	(2)	$0.36	-
Total	14,475,000		$0.37	-

(1)  Prior to August 25, 2015, we granted awards under our 2008 Stock Option Plan.
(2)  Represents shares of Common Stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.
(3)  On January 29, 2016, the board of directors approved the 2016 Plan, which permits the grant of awards for up to 5,000,000 shares of Common Stock and is subject to stockholder approval.

EMPLOYMENT AGREEMENTS OF NAMED EXECUTIVE OFFICERS
Dr. Halden S. Shane

On January 15, 2016, the Company entered into a new employment agreement with Dr. Shane.  The agreement provides for a base annual salary of $360,000.  The agreement also provides for the quarterly issuance of 250,000 options to purchase common stock in 2016 with an exercise price equal to the three day trailing volume weighted average price of the common stock.  The previous agreement between the Company and Dr. Shane provided for an annual salary increase in the amount of $120,000 upon the Company exceeding gross revenues of $5,000,000 on a calendar year basis and to $175,000 upon the Company exceeding gross revenues of $10,000,000 on a calendar year basis, which does not exist in the new agreement.  In the event Dr. Shane is terminated for any reason or becomes disabled or dies, any options held will become cashless and will be entitled to piggyback registration and are exercisable immediately.  Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including (i) a minimum semi-annual grant of stock options to purchase up to 250,000 shares of common stock and (ii) a cash bonus, in the sole discretion of the board of directors.

In the event, Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two years’ salary at the time of such termination and will be granted 3 million options that are cashless and, when exercised, will have piggyback registration or demand registration rights, and if applicable, any and all outstanding stock grants will be accelerated and be fully vested.

Termination for cause may be effected by the board of directors by written notification to Dr. Shane; provided, however, that no termination for cause will be effective unless he has been provided with prior written notice and opportunity for remedial action and fails to remedy within 30 days thereof, in the event of a termination by the Company (i) by reason of willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company, (ii) by reason of material breach of his employment agreement or (iii) by reason of gross negligence or intentional misconduct with respect to the performance of duties under this Agreement.  Upon termination for cause, Dr. Shane will be immediately paid an amount equal to his annual gross salary.

The board of directors may effect a termination other than for cause at any time upon giving notice to Dr. Shane.  Upon such termination, Dr. Shane will be immediately paid an amount equal to his gross salary.

Robert Wotczak

On February 8, 2016, the Company entered into an employment agreement with Robert Wotczak in connection with his role as the Company’s President.  Mr. Wotczak’s annual salary is $240,000 per annum paid bi-weekly.  Additionally, in accordance with the terms of the agreement, the Company agreed to issue him 150,000 shares of common stock, which was issued in April 2016.  Mr. Wotczak will also be entitled to (i) annual grants of stock options to purchase up to 250,000 shares of common stock each year under the 2016 Plan, (ii) additional shares of common stock granted on an annual basis based on achievement of performance objectives, (iii) an annual raise and/or bonus for meeting or achieving certain performance objectives, (iv) a vehicle expense up to $750 per month and (v) health insurance contributions equal to 80% toward the cost of an individual plan. Mr. Wotczak’s agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information.  In the event of a change in control of the Company, which results in his termination, Mr. Wotczak will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. The Company may terminate Mr. Wotczak’s employment at any time; provided, however, that the Company must provide fourteen days’ notice if any of the following events occur: (a) the sale of substantially all of the Company’s assets, (b) sale, exchange, or other disposition in one transaction of the majority of the Company’s outstanding capital stock, (c) the Company’s decision to terminate its business and liquidate its assets, (d) the merger or consolidation of the Company with another company, or (e) bankruptcy or chapter 11 reorganization.

Nick Jennings

On September 30, 2014, the Company entered into an employment agreement with Nick Jennings, our CFO to provide part-time services.  The term of the employment agreement was through December 31, 2014 with a review of employment in January 2015.  Mr. Jennings’ salary was $5,000 per month in cash and $2,000 in common stock per month, paid quarterly.  Mr. Jennings also received a 5 year warrant to purchase up to 300,000 shares of common stock at a price per share equal to $0.30 and vests upon the following schedule: 100,000 vested upon issuance, 100,000 vested on October 1, 2015, and 100,000 will vest as of October 1, 2016.  In connection with the employment agreement, Mr. Jennings entered into agreements that included restrictive covenants of non-solicitation and confidentiality of proprietary information.

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he will continue to serve as our CFO.  Mr. Jennings’ annual salary is $132,000 which is reviewed each year.  Mr. Jennings will also receive a 5 year warrant to purchase up to 100,000 shares of common stock at a price per share equal to the fair value at the date of grant and will fully vest at the time of issuance, which was on January 26, 2016.  Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the board of directors, in its sole discretion.  In the event of a change in control of the Company, which results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year’s salary, all equity awards will be accelerated and fully vested.  In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such terminate date after the second employment anniversary.

Norris Gearhart

On October 16, 2014, we entered into an employment agreement with Norris Gearhart pursuant to which he agreed to serve as the Company’s COO.  Mr. Gearhart’s salary was $126,000 per annum paid bi-monthly.  Additionally, Mr. Gearhart received 100,000 shares of Common Stock upon signing his agreement, a monthly transportation expense up to $500 towards a vehicle and the ability to receive an additional cash or equity bonus upon the achievement of pre-agreed performance objectives.

On September 2, 2015, we entered into a new employment agreement with Mr. Gearhart, which superseded his prior agreement, pursuant to which he will continue to serve as our COO.  Mr. Gearhart’s’ annual salary is $145,000 which is reviewed each at the end of the second anniversary.  Mr. Gearhart will receive annual grants of stock options to purchase up to 250,000 shares of Common Stock at an exercise price equal to the volume weighted average price of the five-day period prior to the close of the year.  Mr. Gearhart is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the board of directors, in its sole discretion.  In the event of a change in control of the Company, which results in his termination, Mr. Gearhart will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested.  In the event his employment is termination other than for cause, Mr. Gearhart will receive an amount equal to his annual salary as of such terminate date after the second employment anniversary.

DIRECTOR AGREEMENTS

The Company appointed Mr. Walter C. Johnsen as a director on January 29, 2016.  The term of his agreement as director commenced on February 1, 2016 for 1 year and until a successor is elected, or resignation or removal.  The agreement between the Company and Mr. Johnsen provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock.  The Company issued the options to Mr. Johnsen in February 2016.

The Company appointed Ms. Kelly J. Anderson as a director on January 29, 2016.  Ms. Anderson will serve as the chair of the Company’s audit committee.  The term of her agreement as director commenced on February 1, 2016 for 1 year and until a successor is elected, or resignation or removal.  The agreement between the Company and Ms. Anderson provides for an annual fee in the amount of $26,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock.  The Company issued the options to Ms. Anderson in February 2016.

The Company appointed Mr. Edward J. Fred as a Director on January 29, 2016.  The term of his agreement as director commenced on February 1, 2016 for 1 year and until a successor is elected, or resignation or removal.  The agreement between the Company and Mr. Fred provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock.  The Company issued the options to Mr. Fred in February of 2016.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, which are referred to in this report as “reporting persons,” to file reports of ownership and changes in ownership with the SEC.  Reporting persons are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them with the SEC.  To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us or upon written representations from certain of these reporting persons that no other reports were required, all Section 16(a) filing requirements applicable to the reporting persons were timely filed during our 2015 fiscal year except that, following their elections to the board of directors or their appointment as executive officers, as applicable, Dr. Shane, Mr. Paul, Mr. Jennings and Mr. Gearhart did not file a Form 3 until February 4, 2016.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the NASDAQ Stock Market. On the basis of information solicited from each director, the board of directors has determined that all members of the board of directors, other than Messrs. Shane and Paul, are independent within the meaning of such rules.

Certain Relationships and Related Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2014, through the date of this Form 10-Q, described below are certain transactions or series of transactions between us and certain related persons.

For the year ended December 31, 2015, the Company paid Harold Paul, a director of the Company, a total of $161,250 as payment for legal services rendered, comprised of $60,000 cash and 225,000 shares of common stock valued at $101,250.

In September 2015, the Company issued 100,000 shares of common stock valued at $47,000 to E.J. Shane, our CEO’s daughter, as an incentive to accept the position as the Chief Compliance and Regulatory Officer.

In May 2015, the Company entered into a consulting agreement with Wee Ah Kee to provide management and advisory services in the Asian region. The agreement provides for the issuance of 600,000 shares of restricted common stock which was issued in July 2015 and valued at $264,000.  In addition, the agreement provides for the issuance of 3,000,000 common stock warrants that vest upon issuance with an exercise price of $1.00 and have a term of 5 years. In December 2015, the Company paid a sales commissions to the consultant in the amount of $152,442.  During 2015, the consultant was a stockholder with greater than 5% beneficial ownership in the Company.  The agreement was terminated in January 2016.

In January, 2016, the Company entered into a distributor agreement with TOMI Asia to facilitate growth in the Asian region, specifically including China and Indochina, and excluding South Korea, Australia and New Zealand. Wee Ah Kee, a principal stockholder of TOMI, is the Chief Executive Officer of TOMI Asia. The agreement is for an initial two-year term and sets a revenue target of $5.5 million of TOMI's products during the term.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 16, 2016                                                                           By: /s/ Halden S. Shane
------------------------------------------------
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016                                                                           By: /s/ Nick Jennings
------------------------------------------------
Nick Jennings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.2	Bylaws, as amended.					X

10.1+	Employment Agreement by and between the Company and Halden S. Shane, dated January 15, 2016.					X

10.2+	Employment Agreement by and between the Company and Robert Wotczak, dated February 8, 2016.					X

10.3+	Employment Agreement by and between the Company and Nick Jennings, dated September 2, 2015.					X

10.4+	Employment Agreement by and between the Company and Norris Gearhart, dated September 2, 2015.					X

10.5+	Form of Director Agreements.					X

10.6+	TOMI Environmental Solutions, Inc. 2016 Equity Compensation Plan.					X

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.