Form 10-Q
period 2016-09-30
TOMI Environmental Solutions, Inc.
filed 2016-11-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, the registrant had 120,825,134 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I -	FINANCIAL INFORMATION

Item 1	Financial Statements.	3

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	37

Item 4	Controls and Procedures.	37

PART II -	OTHER INFORMATION

Item 1	Legal Proceedings.	38

Item 1A	Risk Factors.	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3	Defaults Upon Senior Securities.	38

Item 4	Mine Safety Disclosures.	38

Item 5	Other Information.	38

Item 6	Exhibits.	39

SIGNATURES		40
EXHIBIT INDEX		41

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying condensed consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for the fair presentation of results for the three and nine months ended September 30, 2016.

Moreover, these condensed consolidated financial statements do not purport to contain complete disclosure in conformity with U.S. generally accepted accounting principles and should be read in conjunction with our audited financial statements as of, and for the year ended December 31, 2015.

The results reflected for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	September 30, 2016 (Unaudited)	December 31, 2015
Cash and Cash Equivalents	$1,287,984	$5,916,068
Accounts Receivable - net	1,286,899	1,414,576
Inventories (Note 3)	4,557,946	1,395,175
Deposits on Merchandise (Note 11)	168,729	442,358
Prepaid Expenses	132,150	76,730
Other Assets	36,613	36,613
Total Current Assets	7,470,321	9,281,519

Property and Equipment – net (Note 4)	560,558	250,264

Other Assets:
Intangible Assets – net (Note 5)	2,010,417	2,287,548
Security Deposits	4,700	4,700
Total Other Assets	2,015,117	2,292,248
Total Assets	$10,045,996	$11,824,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$1,170,930	$1,087,978
Common Stock to be Issued (Note 12)	45,237	52,721
Customer Deposits	33,771	35,111
Deferred Rent	10,092	14,745
Advances on Grant (Note 11)	-	210,503
Total Current Liabilities	1,260,031	1,401,057

Total Liabilities	1,260,031	1,401,057

Commitments and Contingencies	-	-

Stockholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2016 and December 31, 2015	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
120,825,134 and 120,063,180 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively.	1,208,251	1,200,632
Additional Paid-In Capital	41,295,540	40,391,216
Accumulated Deficit	(33,722,926)	(31,173,973)
Total Stockholders’ Equity	8,785,966	10,422,974
Total Liabilities and Stockholders’ Equity	$10,045,996	$11,824,031

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales, net	$1,092,332	$1,017,130	$4,527,840	$2,433,450
Cost of Sales	431,621	399,289	1,886,193	953,733
Gross Profit	660,711	617,841	2,641,648	1,479,717

Operating Expenses:
Professional Fees	101,428	179,059	374,609	330,627
Depreciation and Amortization	148,347	121,857	427,377	371,067
Selling Expenses	283,515	141,974	1,153,178	333,800
Research and Development	92,847	32,832	120,345	74,689
Equity Compensation Expense (Note 8)	85,322	109,060	542,291	1,619,890
Consulting Fees	49,734	42,069	280,795	456,611
General and Administrative	834,872	537,206	2,506,456	1,122,029
Total Operating Expenses	1,596,065	1,164,057	5,405,051	4,308,713
Loss from Operations	(935,353)	(546,216)	(2,763,403)	(2,828,996)

Other Income (Expense):
Amortization of Deferred Financing Costs	-	-	-	(199,625)
Amortization of Debt Discounts	-	-	-	(3,996,033)
Fair Value Adjustment of Derivative Liability	-	-	-	(3,810,955)
Induced Conversion Costs	-	-	-	(930,383)
Gain on Disposition of Property and Equipment	-	-	12,000	-
Grant	-	-	202,451	-
Interest Expense	-	-	-	(253,700)
Total Other Income (Expense)	-	-	214,451	(9,190,696)

Net Loss	$(935,353)	$(546,216)	$(2,548,952)	$(12,019,692)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.12)

Basic and Diluted Weighted Average Common Shares Outstanding	120,763,449	119,457,229	120,467,106	97,004,132

  The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid	Accumulated	Total Stockholders’
					in Capital	Deficit	Equity
Balance at December 31, 2015	510,000	$ 5,100	120,063,180	$ 1,200,632	$ 40,391,215	$ (31,173,974)	$ 10,422,973

Equity based compensation					542,291		542,291
Common stock issued for services provided			761,954	7,620	362,034		369,654
Net Loss for the nine months ended September 30, 2016						(2,548,952)	(2,548,952)
Balance at September 30, 2016	510,000	$ 5,100	120,825,134	$ 1,208,252	$ 41,295,540	$ (33,722,926)	$ 8,785,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Nine Months Ended
	September 30,
	2016	2015
Cash Flow From Operating Activities:
Net Loss	$(2,548,952)	$(12,019,691)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	427,377	371,067
Amortization of Deferred Financing Costs	-	199,625
Amortization of Debt Discount	-	3,996,033
Fair Value Adjustment of Derivative Liability	-	3,810,955
Equity Based Compensation	542,291	1,597,333
Value of Equity Issued for Services	369,653	735,241
Induced Conversion Costs	-	912,883
Reserve for Bad Debts	155,000	482
Gain on Disposition of Property and Equipment	(12,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(27,323)	(674,511)
Inventory	(3,162,771)	(320,216)
Prepaid Expenses	(55,421)	(61,125)
Deposits on Merchandise	273,628	(529,142)
Other Assets	-	31
Deposits	-	1,853
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	82,952	176,287
Accrued Interest	-	(87,500)
Accrued Officers Compensation	-	(41,000)
Common Stock to be Issued	(7,484)	1,078
Deferred Rent	(4,653)	681
Advances on Grant	(210,503)	127,374
Customer Deposits	(1,339)	(375)
Net Cash Used in Operating Activities	(4,179,544)	(1,802,637)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(460,540)	(54,177)
Proceeds on Disposition of Property and Equipment	12,000	-
Net Cash Used in Investing Activities	(448,540)	(54,177)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The
	Nine Months Ended
	September 30,
	2016	2015
Cash Flow From Financing Activities:
Proceeds From Issuance of Common Stock and Warrants	-	8,735,200
Repayment of Principal Balance on Convertible Notes	-	(1,300,000)
Decrease in Bond Sinking Fund	-	105,776
Payment of Finder's Fee	-	(51,000)
Net Cash Provided by Financing Activities	-	7,489,976
Increase (Decrease) In Cash and Cash Equivalents	(4,628,084)	5,633,162
Cash and Cash Equivalents - Beginning	5,916,068	160,560
Cash and Cash Equivalents – Ending	$1,287,984	$5,793,722

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$341,200
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities
Common stock issued as payment
of accrued interest	$-	$123,917
Reclassification of derivative liability
to additional paid in capital	$-	$5,539,838
Issuance of common stock on conversion
of convertible debt	$-	$3,774,000
Common Stock Finder's Fee Accrual	$-	$15,312
Reclassification of property and equipment,
net to inventory	$-	$8,177

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and nine months ended September 30, 2016 was $50,084 and $155,080, respectively. Bad debt expense for the three and nine months ended September 30, 2015 was $0 and $24,082, respectively.

At September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $200,000 and $45,000, respectively.

As of September 30, 2016, one customer accounted for 12% of accounts receivable. Three customers accounted for 32% of net revenues for the three months ended September 30, 2016 and two customers accounted for 26% of net revenues for the nine months ended September 30, 2016.

As of December 31, 2015 three customers accounted for 42% of accounts receivable. Two customers accounted for 30% and 23% of net revenues for the three and nine months ended September 30, 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials. At September 30, 2016 and December 31, 2015, we did not have a reserve for slow-moving or obsolete inventory.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to approximately $0 and $0 for the three and nine months ended September 30, 2016. Amortization of deferred financing costs amounted to approximately $0 and $200,000 for the three and nine months ended September 30, 2015.

Accounts Payable

As of September 30, 2016 and December 31, 2015, one vendor accounted for approximately 57% and 72% of total accounts payable, respectively.

For the three and nine months ended September 30, 2016, one vendor accounted for 63% and 76% of cost of goods sold, respectively. For the three and nine months ended September 30, 2015, one vendor accounted for 72% and 80% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year which we extend to our customers. We assume responsibility for product reliability and results. As of September 30, 2016 and December 31, 2015, the Company did not establish a warranty reserve.

Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2016 and December 31, 2015. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of September 30, 2016, consisted of 36,826,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. During the nine months ended September 30, 2015, the Company had one active stock-based compensation plan, the TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan calls for the Company, through a committee of its board of directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015, the 2008 Plan was terminated.

On January 29, 2016, the board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”) subject to its approval by stockholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units / shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to the Company. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the nine months ended September 30, 2016, there were 100,000 stock options issued out of the plan.

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

Long-Lived Assets Including Acquired Intangible Assets

The Company assesses long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, the Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If the Company’s long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company bases its calculations of the estimated fair value of its long-lived assets on the income approach. For the income approach, the Company uses an internally developed discounted cash flow model that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the nine months ended September 30, 2016 and 2015.

Advertising and Promotional Expenses

The Company expenses advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three and nine months ended September 30, 2016, were approximately $22,000 and 109,000, respectively. Advertising and promotional expenses for the three and nine months ended September 30, 2015, were approximately $18,000 and 25,000, respectively.

Research and Development Expenses

The Company expenses research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2016, research and development expenses were approximately $93,000 and $120,000, respectively. For the three and nine months ended September 30, 2015, research and development expenses were approximately $33,000 and $75,000, respectively.

Shipping and Handling Costs

The Company includes shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Shipping and handling costs, which include third-party delivery costs relating to the delivery of products from the Company to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were $33,000 and $105,000 for the three and nine months ended September, 30, 2016, respectively. Shipping and handling costs included in general and administrative expense were $3,000 and $22,000 for the three and nine months ended September, 30, 2015, respectively.

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	2016	2015
	Net revenues	Net revenues
	(unaudited)
Domestic	$746,801	$479,953
International	345,531	537,177

Total	$1,092,332	$1,017,130

	For the nine Months Ended September 30,
	2016	2015
	Net revenues	Net revenues
	(unaudited)
Domestic	$3,010,335	$1,597,667
International	1,517,505	835,783

Total	$4,527,840	$2,433,450

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

NOTE 3. INVENTORIES

Inventories consist of the following:
	September 30,	December 31,
	2016 (Unaudited)	2015
Raw materials	$19,725	$13,024
Finished goods	4,538,221	1,382,151
	$4,557,946	$1,395,175

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	September 30,	December 31,
	2016 (Unaudited)	2015
Furniture and fixtures	$91,216	$79,743
Equipment	817,595	421,442
Vehicles	47,914	44,344
Software	40,000	34,999
Leasehold Improvements	15,554	15,554
	1,012,279	596,082
Less: Accumulated depreciation	451,720	345,818
	$560,558	$250,264

For the three and nine months ended September 30, 2016 and, depreciation was $56,000 and $150,000, respectively. For the three and nine months ended September 30, 2015 depreciation was $29,000 and $94,000, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. All of these assets were pledged as collateral for the convertible notes as described below in Note 6. The patents are being amortized over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,000 and $277,000 for the three and nine months ended September 30, 2016. Amortization expense was $92,000 and $277,000 for the three and nine months ended September 30, 2015.

Definite life intangible assets consist of the following:

	September 30, 2016 (Unaudited)	December 31, 2015

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,277,883	1,000,752
Intangible Assets, net	$1,570,417	$1,847,548

Trademarks	$440,000	$440,000

Total Intangible Assets, net	$2,010,417	$2,287,548

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending September 30,	Amount
2017	$370,000
2018	370,000
2019	370,000
2020	370,000
2021	90,000
$1,570,000

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

Convertible Notes

The assumptions used in the Monte Carlo Models are as follows:

	June 30,
	2015	Inception
Closing stock price	$0.55-.64	$0.13-0.55
Conversion price	$0.29	$0.29
Expected volatility	125%	185%-190%
Remaining term (years)	0.09 - 0.11	2.30-2.07
Risk-free rate	0.00%	.25%-.43%
Expected dividend yield	0%	0%

Warrants
Inception
Closing stock price	$0.13-0.55
Conversion price	$0.30
Expected volatility	250%
Remaining term (years)	5.30-5.09
Risk-free rate	..76%-(1.61)%
Expected dividend yield	0%

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended September 30, 2016 and December 31, 2015. Upon the retirement of the Notes in June 2015, the fair value of the derivative liability was $0.

	September 30,	December 31,
	2016 (Unaudited)	2015
Beginning Balance	$-	$1,728,883
Change in fair value	-	3,810,955
Reclassification to additional paid in capital due to retirement of convertible notes	-	(5,539,838)
Ending Balance	$-	$-

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement. As of September 30, 2016 and December 31, 2015, the balance of derivative liability was $0 as the Notes were retired during the second quarter of 2015.

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

Convertible Series A Preferred Stock

The Company has authorized 1,000,000 shares of Convertible Series A Preferred Stock, $0.01 par value. At September 30, 2016 and December 31, 2015, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

The Company has authorized 4,000 shares of Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend. At September 30, 2016 and December 31, 2015, there were no shares issued and outstanding, respectively.

Common Stock

During the nine months ended September 30, 2015, the Company issued 1,062,930 shares of common stock valued at approximately $441,841 for services rendered (Note 11). In addition, the Company issued 225,000 shares of common stock valued at $101,250 to Harold Paul, Director, as payment for legal services rendered.

During the nine months ended September 30, 2015, the Company’s Board of Directors approved the issuance of 225,000 shares of common stock from the 2008 Plan valued at $101,250 as a bonus to Halden Shane, CEO, in August of 2015.

During the nine months ended September 30, 2015, the Company issued 50,146 shares of common stock valued at $18,000 to Nick Jennings, CFO, as part of his annual compensation from the Company. In addition, the Company’s Board of Directors approved the issuance of 62,000 shares of common stock under the Company’s 2008 plan valued at $27,900 as a bonus in August of 2015 (Note 11).

During the nine months ended September 30, 2015, the Company’s Board of Directors approved the issuance of 100,000 shares of common stock from the 2008 Plan valued at $45,000 as a bonus to Norris Gearhart, COO, in August of 2015 (Note 11).

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

During the nine months ended September 30, 2016, the Company issued 761,954 shares of common stock valued at $369,654 for professional services rendered.

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

The following table summarizes stock options outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		Deecmber 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.96	60,000	$1.42
Granted	100,000	0.55	40,000	0.27
Exercised	-	-	-	-
Outstanding, end of period	200,000	$0.76	100,000	$0.96

Options outstanding and exercisable by price range as of September 30, 2016 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	3.26	40,000	$2.10
$0.05	20,000	4.27	20,000	$0.05
$0.27	40,000	8.27	40,000	$0.27
$0.55	100,000	9.35	100,000	$0.55
	200,000	7.41	200,000	$0.76

Stock Warrants

For the nine months ended September 30, 2015, the Company recognized equity based compensation of approximately $237,000 on the warrants issued to the CEO in connection with his employment agreement. In addition, the Company recognized approximately $10,800 for director options (See Note 8-Stock Options), $1,350,000 to consultants (Note 11), and $22,000 on the vesting of warrants issued to the CFO on October 1, 2014 (Note 9).

During the nine months ended September 30, 2015, the Company issued 4,400,005 warrants in connection with the equity units sold to investors. See note 8 (common stock) for additional details. In addition, the Company issued 3,150,000 warrants to two consultants during the 9 months ended September 30, 2015. See note 11 (contracts and agreements) for additional details.

For the nine months ended September 30, 2016, the Company recognized total equity based compensation of approximately $333,000 on warrants issued to the CEO in connection with his current and previous employment agreements (Note 9). For the nine months ended September 30, 2016, the Company recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016. In addition, on March 31, 2016, the Company issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $.50 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51. On June 30, 2016, , the Company issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $.42 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $99,000 with the following assumptions: volatility, 157%; expected dividend yield, 0%; risk free interest rate, 1.17%; and a life of 5 years. The grant date fair value of each warrant was $0.40. On September 30, 2016, , the Company issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $.32 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $66,000 with the following assumptions: volatility, 155%; expected dividend yield, 0%; risk free interest rate, 1.27%; and a life of 5 years. The grant date fair value of each warrant was $0.27. (See note 11 for additional details)

For the nine months ended September 30, 2016, the Company recognized total equity based compensation of approximately $73,000 on warrants issued to the CFO in connection with his current and previous employment agreements (Note 11). For the nine months ended September 30, 2016, the Company recognized $22,000 in stock compensation expense for the accrued but not vested portion of the warrants issued to the CFO under his previous agreement with the Company. In addition, on January 26, 2016, the Company issued warrants to purchase up to 100,000 shares of common stock to the CFO with a term of five years that vest upon issuance and have an exercise price of $.55 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 100,000 shares of common stock received by the CFO totaling approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51. (See note 11 for additional details)

For the nine months ended September 30, 2016, the Company recognized equity compensation expense of approximately $81,000 related to the vested and accrual of unvested warrants contracted to an employee pursuant to his employment agreement with the Company that were issued in April of 2016. The Company utilized the Black-Scholes method to fair value the 300,000 warrants received by the employee totaling approximately $139,000 with the following assumptions: volatility, 159%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.46.

The following table summarizes the outstanding common stock warrants as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,676,413	$0.30	28,051,408	$0.23
Granted	1,150,000	0.45	7,625,005	0.58
Outstanding, end of period	36,826,413	$0.31	35,676,413	$0.30

Warrants outstanding and exercisable by price range as of September 30, 2016 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	0.78	1,575,000	$0.01
$0.05	975,000	0.87	975,000	$0.05
$0.15	7,750,000	1.05	7,750,000	$0.15
$0.26	100,000	1.74	100,000	$0.26
$0.29	10,125,613	4.06	10,125,613	$0.29
$0.30	11,925,800	2.00	11,825,800	$0.30
$0.32	250,000	5.00	250,000	$0.32
$0.33	75,000	2.00	75,000	$0.33
$0.42	250,000	4.75	250,000	$0.42
$0.50	625,000	4.18	425,000	$0.50
$0.55	100,000	4.33	100,000	$0.55
$0.62	75,000	1.80	75,000	$0.62
$1.00	3,000,000	3.59	3,000,000	$1.00
	36,826,413	2.18	36,526,413	$0.31

Unvested warrants outstanding as of September 30, 2016 were as follows:
Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.30	100,000	5.00
$0.50	200,000	5.00
$0.43	300,000	5.00

NOTE 9. RELATED PARTY TRANSACTIONS

As of September 30, 2016 and December 31, 2015, the Company had accounts receivable balances from three entities under common control and owned by an employee of $123,786 and $210,686, respectively. For the three and nine months ended September 30, 2016, there were sales made to these three entities in the amounts of $0 and $3,385, respectively. For the three and nine months ended September 30, 2015, there were sales made to these three entities in the amounts of $0 and $250,000, respectively. The individual was a consultant for TOMI in 2015 and became an employee in 2016.

For the three and nine months ended September 30, 2016, the Company incurred fees for legal services rendered by Harold Paul in the amount of $15,000 and $45,000, respectively. For the three and nine months ended September 30, 2015, the Company incurred legal fees to Mr. Paul of approximately $116,250 and $146,250. Mr. Paul is also a director of the Company.

In January, 2016, the Company entered into a distributor agreement with TOMI Asia to facilitate growth in the Asian region, specifically including China and Indochina, and excluding South Korea, Japan, Australia and New Zealand. Wee Ah Kee, a principal stockholder of TOMI, is the Chief Executive Officer of SteraMist Asia. The agreement was amended in June and further amended in August of 2016 and TOMI Asia changed their name to SteraMist Asia. The new agreement is for an initial three-year term and provides for revenue targets. No sales were made under the agreement for the nine months ended September 30, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September of 2014 the Company entered into a lease agreement for office and warehouse space in Fredrick Maryland. As part of the lease agreement, the Company received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year. The lease expires on January 31, 2018. The Company accounts for the lease using the straight line method and recorded approximately $11,000 and $34,000 in rent expense for the three and nine months ended September 30, 2016 and 2015, respectively. Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending September 30,	Amount
$53,000
2017	18,000
2018	$71,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, the Company may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of September 30, 2016 and December 31, 2015, there were no claims against the Company for product liability.

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

On September 2, 2015, we entered into a new employment agreement with Mr. Gearhart, which superseded his prior agreement, pursuant to which he will continue to serve as our COO. Mr. Gearhart’s’ annual salary is $145,000 which is reviewed at the end of the second anniversary. Mr. Gearhart will receive annual grants of stock options to purchase up to 250,000 shares of Common Stock at an exercise price equal to the volume weighted average price of the five-day period prior to the close of the year only if meeting performance objectives. Mr. Gearhart is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the board of directors, in its sole discretion. In the event of a change in control of the Company, which results in his termination, Mr. Gearhart will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is termination other than for cause, Mr. Gearhart will receive an amount equal to his annual salary as of such terminate date after the second employment anniversary.

Sales and Distribution Agreement

In September 2014, the Company entered into a Sales and Distribution Agreement, superseding previous agreements, with TOMI Panama S.A. (“TOMI Panama”) covering Panama. TOMI Panama is the exclusive distributor of the Company’s products and services within the country of Panama. For the three and nine months ended September 30, 2016, the Company made sales and provided services to TOMI Panama for approximately $18,000 and $54,000, respectively. For the three and nine months ended September 30, 2015, the Company made sales and provided services to TOMI Panama for approximately $45,000 and $100,000, respectively.

In January, 2016, the Company entered into a distributor agreement with TOMI Asia to facilitate growth in the Asian region, specifically including China and Indochina, and excluding South Korea, Japan, Australia and New Zealand. Wee Ah Kee, a principal stockholder of TOMI, is the Chief Executive Officer of SteraMist Asia.  The agreement was amended in June and further amended in August of 2016 and TOMI Asia changed their name to SteraMist Asia.  The new agreement is for an initial three-year term and provides for revenue targets.  No sales were made under the agreement for the nine months ended September 30, 2016.

Distribution and Licensing Agreement

On March 21, 2014, the Company entered into a distribution and licensing agreement with Plascencia Universal, S. de R.L. de C.V. (“Plascencia Universal”), a Mexican company that will act as the exclusive distributor of TOMI’s products and services in Mexico. The term of the agreement is for three years with options for renewal and contains annual minimum purchase requirements that are subject to a 20% annual increase up until the year 2024. The principal of Plascencia Universal is also the broker for the Company’s insurance policies and was appointed a director of the Company. In April of 2015, the Company modified its agreement with Plascencia Universal with respect to the license fee included in the original agreement. In December of 2015, the principal of Plascencia Universal resigned from the board of directors. For the three and nine months ended September 30, 2016, sales to Plascencia Universal were approximately $0 and $655,000, respectively. For the three and nine months ended September 30, 2015, there were no sales to Plascencia Universal.

Manufacturing Agreement

In November 2016 the Company entered into a new manufacturing and development agreement with RG Group Inc. See Exhibit 10.1 attached hereto.

As of September 30, 2016 and December 31, 2015, balances due to RG Group, Inc. accounted for approximately 57% and 72% of total accounts payable, respectively.  At September 30, 2016 and December 31, 2015, the Company maintained required deposits with RG Group, Inc. in the amounts of $168,729 and $442,358, respectively.  For the three and nine months ended September 30, 2016, RG Group, Inc. accounted for 63% and 76% of cost of goods sold, respectively. For the three and nine months ended September 30, 2015, RG Group, Inc. accounted for 72% and 80% of cost of goods sold, respectively.

Consulting Agreement

In January 2015, the Company entered into a consulting agreement which has since been terminated that provided for a fee based on revenue received from existing and prospective clients assigned and revenue from sales related to customers the consultant finds for the Company.  The agreement also provided for the issuance of 100,000 shares of the Company’s common stock that were issued in February 2015 and valued at $25,000.  In addition, the agreement provided for the issuance of 75,000 common stock warrants on a quarterly basis that vest upon issuance with a strike price equal to the volume weighted average price for the 5 day period prior to the close of the quarter with a term of 3 years.  The exercise price for the warrants issued was $0.50, $0.62 and $0.33. During the year ended December 31, 2015, the Company utilized the Black-Scholes method to fair value the warrants to purchase up to 225,000 shares of common stock with the following range of assumptions: volatility, 157%-174%; expected dividend yield, 0%; risk free interest rate, 1.01%-1.42%; and a life of 3 years. The grant date fair value of the warrants issued was $0.37, $0.54 and $0.30. For the nine months ended September 30, 2015, the Company recognized approximately $68,000 in equity based compensation on the issuance of the warrants. This consulting agreement was terminated October 1, 2015 when the consultant accepted a full time employment position with the Company.

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

Agreements with Directors

The Company appointed Mr. Walter C. Johnsen as a director on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 and is for 2 years and until a successor is elected, or resignation or removal. The agreement between the Company and Mr. Johnsen provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock. The Company issued the options to Mr. Johnsen in February 2016. (See note 8 - Stock Options)

The Company appointed Ms. Kelly J. Anderson as a director on January 29, 2016. Ms. Anderson will serve as the chair of the Company’s audit committee. The term of her agreement as director commenced on February 1, 2016 and is for 2 years and until a successor is elected, or resignation or removal. The agreement between the Company and Ms. Anderson provides for an annual fee in the amount of $26,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock. The Company issued the options to Ms. Anderson in February 2016. (See note 8 - Stock Options)

The Company appointed Mr. Edward J. Fred as a Director on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 and is for 1 year and until a successor is elected, or resignation or removal. The agreement between the Company and Mr. Fred provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of options to purchase up to 25,000 shares of the Company’s common stock. The Company issued the options to Mr. Fred in February of 2016. (See note 8 - Stock Options)

The Company issued 25,000 options to Harold Paul in February 2016. Mr. Paul is a director of the Company. (See note 8 - Stock Options)

Other Agreements

In May 2015, the Company was awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMistTM Mobile Decontamination Chambers to fight the Ebola epidemic. The grant is based on milestones set forth in the agreement between the Company and USAID. In May 2016, the Company completed the USAID Grant by completing the sixth and final milestone and received gross proceeds in the amount of $559,003 during the period of the agreement. The Company incurred costs in connection with the grant through September 30, 2016 in the amount of $356,552. The proceeds received as part of the grant in excess of the costs incurred has been presented on the Company’s statement of operations in the amount of $202,451 for the nine months ended September 30, 2016.

In June 2015, the Company launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with the Company to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using the Company’s SteraMistTM platform of products and also provide for potential job referrals to PSP’s where the Company is entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, the Company is obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of September 30, 2016, the Company had entered into 55 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements.

NOTE 12. COMMON STOCK TO BE ISSUED

               As of December 31, 2015, the Company was obligated to issue 202,000 shares of common stock valued at approximately $53,000 primarily to certain vendors and consultants.

               As of September 30, 2016, the Company was obligated to issue 188,174 shares of common stock valued at approximately $45,000 primarily to certain vendors and consultants.

NOTE 13. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

Three customers accounted for 32% of net revenues for the three months ended September 30, 2016 and two customers accounted for 26% of net revenues for the nine months ended September 30, 2016.

Two customers accounted for 30% and 23% of net revenues for the three and nine months ended September 30, 2015, respectively.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On November 10, 2016, the Company entered into a restated manufacturing and development agreement with RG Group, Inc.  The agreement does not provide for any minimum purchase commitments and is for a term of 2 years with provisions to extend. The agreement also provides for a warranty against product defects for one year. (See Note 11.)

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

In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. The EPA registered solution and equipment combination provides the unique technology of converting a low percentage hydrogen peroxide into an activated ionized hydrogen peroxide consisting mostly of hydroxyl radicals for Hospital-Healthcare disinfecting and general disinfecting (EPA Registration 90150-2). SteraMist™ BIT™ also holds a second EPA registration for mold control and air & surface remediation (EPA Registration 90150-1). In February 2016, the Company expanded its label with the EPA to include the bacteria’s C. diff and MRSA and the virus H1N1 which have better positioned the Company to penetrate the hospital-healthcare and other industries. The Company currently has its EPA registered label in all 50 states with the addition of California and New York in July and October of 2016, respectively. With our label just approved in the state of New York on October of 2016, TOMI now has a clear path for national sales and is in the process of interviewing for a National Healthcare-Hospital sales team.

In September of 2016, The Company’s SteraMist™ BIT™ technology passed Good Laboratory Practice (“GLP”) tests in efficacy against Salmonella and Norovirus. The Company also passed testing against TB. The GLP studies will be submitted to the EPA for addition to our existing hospital-healthcare disinfectant label in the near future.

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

On the domestic front in 2016, the Company has received orders from the Food and Drug Administration to be used in their laboratory research group, developed and installed our technology in the Dana-Farber Cancer Institute, this is a top-ranked infectious disease hospitals in the United States-a customized disinfection system and also completed two follow-up decontamination service treatments. Other sales included the Kansas City University of Medicine and Bioscience for use in the university medical laboratories.

The company also won bids to conduct decontamination services at three major global pharmaceutical companies.

We have also begun a trial at a large Ivy League College Hospital on the East Coast where our Steramist surface unit is being tested in its operating rooms.

In 2015, the Company launched the TOMI Service Network (“TSN”). This allowed the Company to enhance its service division by creating a national service network composed of existing full service restoration industry specialists. Since the launch of the TSN, the Company has recruited and entered into licensing agreements with 56 geographically and strategically placed companies that will become network hubs to take advantage of the Company’s SteraMistTM platform of products and assist as service providers for the Company’s domestic and international client base and provide regional, national, and international large event mobilization response. In the first quarter of 2016, the Company hired a President and Director of Network Recruitment for the TSN which has contributed to the growth of the TSN in 2016.

In October of 2016, the Company hosted a seminar for the TSN members in an effort to provide additional technical training on how to use and sell equipment in the hospital-healthcare environment. The seminar was sold out with members in attendance from many of our national TSN companies.

On an international front, after registration efforts our technology is being used and tested in Childcare facilities, Clean-Rooms and Pharmaceutical facilities in many countries. In addition, during 2015 and 2016, the Company continued to expand its global presence through the shipments of goods into Asia, Europe, Mexico, South America and Australia. In January 2016, the Company entered into a distributor relationship with SteraMist Asia to facilitate growth in the Asian region.

In February 2016, the Company appointed Robert Wotczak as President to strengthen the executive team and help accelerate the Company’s corporate goals. In addition, the Company added three new independent members to the Company’s board of directors to support the growth of the Company.

In September 2016, the Company upgraded to the OTCQX Best Market in effort to elevate the profile of the business among the financial community.

The Company’s net revenue for the nine months ended September 30, 2016 was approximately $4,528,000 compared to $2,433,000 for the same period in 2015, representing an increase of 86%.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials

Property and Equipment

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, Compensation- “Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. During the nine months ended September 30, 2015, the Company had one active stock-based compensation plan, TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan calls for the Company, through a committee of its board of directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues grants to its employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of its common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of the Company’s outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of the Company’s common stock on the date of grant and have a term no greater than five years. On the date of a grant, the Company determines the fair value of the stock option award and recognizes compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015 the 2008 plan was terminated.

On January 29, 2016, the board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”) subject to its approval by stockholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units / shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to the Company. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements

Concentrations of Credit Risk

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

Financial Operations Overview

Our financial position as of September 30, 2016 and December 31, 2015, was as follows:

	As of	As of
	September 30, 2016 (Unaudited)	December 31, 2015

Total stockholders’ equity	$8,785,966	$10,422,974
Cash and cash equivalents	$1,287,984	$5,916,068
Accounts receivable - net	$1,286,899	$1,414,576
Inventories	$4,557,946	$1,395,175
Deposits on Merchandise	$168,729	$442,358
Current Liabilities	$1,260,031	$1,401,057
Working capital	$6,210,290	$7,880,462

During the nine months ended September 30, 2016 our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $4,179,000;
●
Acquisition of property and equipment of $460,000;

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Loss

Net loss for the three months ended September 30, 2016 and 2015 amounted to approximately $935,000 and $546,000, respectively, representing an increased net loss of $389,000 or 71%. The primary reasons for the increased net loss can be attributed to:

●
Increased operating expenses of approximately $432,000, offset by;
●
Increase in revenue of approximately $75,000 and the overall gross profit of approximately $43,000.

Sales

During the three months ended September 30, 2016 and 2015, we had net revenue of approximately $1,092,000 and $1,017,000, respectively, representing an increase in revenue of $75,000 or 7%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the three months ended September 30, 2016 and 2015, we had cost of sales of approximately $432,000 and $399,000, respectively, representing an increase of $33,000, or 8%. The primary reason for the increase in cost of sales was due to sales increasing during the three months ended September 30, 2016 versus the same period in the prior year.

Professional Fees

Professional fees for the three months ended September 30, 2016 totaled approximately $101,000 as compared to $179,000 during the same period in the prior year representing a decrease of approximately $78,000, or 43%. Professional fees are mainly comprised of legal and accounting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $148,000 and $122,000 for the three months ended September 30, 2016 and 2015, respectively.

Selling Expenses

Selling expenses for the three months ended September 30, 2016 totaled approximately $284,000 as compared to $142,000 for the same period in the prior year representing an increase of $142,000, or 100%. These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We increased our marketing efforts during the three months ended September 30, 2016. In addition, these costs increased for the three months ended September 30, 2016 as the result of the hiring of an internal sales staff in an effort to increase revenue.

Research & Development

Research and development expenses for the three months ended September 30, 2016 totaled approximately $93,000 as compared to $33,000 in the corresponding period in 2015, representing an increase of approximately $60,000 or 183%. The increase compared to the prior period relates to additional product testing conducted in the third quarter of 2016. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. We expect these costs to continue to increase in 2016.

Consulting Fees

Consulting fees for the three months ended September 30, 2016 totaled approximately $50,000 as compared to $42,000 during the corresponding period in 2015 representing an increase of approximately $8,000.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the three months ended September 30, 2016 and totaled approximately $85,000 as compared to $109,000 in 2015. Equity compensation expense is incurred upon the issuance of warrants. On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities and office expense. General and administrative expenses were approximately $835,000 and $537,000 for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $298,000, or 55%. The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Loss

Net loss for the nine months ended September 30, 2016 and 2015 amounted to approximately $2,549,000 and $12,020,000, respectively, representing a decrease in the net loss of $9,471,000 or 79%. The primary reasons for the decrease in the net loss can be attributed to:

●
Increase in revenue of approximately $2,095,000 and the overall gross profit of approximately $1,162,000;
●
Reduced amortization of deferred financing costs of approximately $200,000 as a result of the convertible notes retired in June of 2015;
●
Reduced amortization of debt discounts of approximately $3,996,000 as a result of the convertible notes retired in June of 2015;
●
Changes in the fair value of the embedded conversion feature of the convertible notes of $3,811,000 incurred during the nine months ended September 30, 2015 with no such charge in the same period of 2016 as a result of the convertible notes retired in 2015;
●
Reduced induced conversion costs related to the retirement of the convertible notes of $930,000;
●
Reduced interest expense of approximately $254,000 in connection with the retirement of the convertible notes in June of 2015;
●
Income attributable to grant of $202,000;
●
Gain on disposition of equipment of $12,000; offset by:
●
Increased operating expenses of $1,096,000.

Sales

During the nine months ended September 30, 2016 and 2015, we had net revenue of approximately $4,528,000 and $2,433,000, respectively, representing an increase in revenue of $2,095,000 or 86%. The primary reason for the increase in revenue was attributable mainly to the Company expanding into new markets, having sufficient supply of product to fill orders, as well as diversifying our client base.

Cost of Sales

During the nine months ended September 30, 2016 and 2015, we had cost of sales of approximately $1,886,000 and $954,000, respectively, representing an increase of $932,000, or 98%. The primary reason for the increase in cost of sales was due to sales increasing during the nine months ended September 30, 2016 versus the same period in the prior year.

Professional Fees

Professional fees for the nine months ended September 30, 2016 totaled approximately $375,000 as compared to $331,000 during the same period in the prior year representing an increase of approximately $44,000, or 13%. Professional fees are mainly comprised of legal and accounting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $427,000 and $371,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in depreciation expense is attributable to additional fixed assets acquired in 2016.

Selling Expenses

Selling expenses for the nine months ended September 30, 2016 totaled approximately $1,153,000 as compared to $334,000 for the same period in the prior year representing an increase of $819,000, or 245%. These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. We increased our marketing efforts during the nine months ended September 30, 2016. In addition, these costs increased for the nine months ended September 30, 2016 as the result of the hiring of an internal sales staff in an effort to increase revenue.

Research & Development

Research and development expenses for the nine months ended September 30, 2016 totaled approximately $120,000 as compared to $75,000 in the corresponding period in 2015. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the nine months ended September 30, 2016 totaled approximately $281,000 as compared to $457,000 during the corresponding period in 2015 representing a decrease of approximately $176,000. The decrease in consulting fees is primarily due to the Company entering into a consulting agreement in the second quarter of 2015 which was terminated in January of 2016.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the nine months ended September 30, 2016 and totaled approximately $542,000 as compared to $1,620,000 in 2015. Equity compensation expense is incurred upon the issuance of warrants. On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes Method option-pricing model.

General and Administrative Expense

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities and office expense. General and administrative expenses were approximately $2,506,000 and $1,122,000 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $1,384,000, or 123%. The primary reason for the increase in General and administrative expenses can be attributed mainly to higher salaries and wages due to new hires during the nine months ended September 30, 2016.

Other Income and Expense

Amortization of deferred financing costs was approximately $0 and $200,000 for the nine months ended September 30, 2016 and 2015, respectively. This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMistTM line of products from L-3 and were fully amortized in the second quarter of 2015 upon retiring the convertible notes.

Amortization of debt discount was approximately $0 and $3,996,000 during the nine months ended September 30, 2016 and 2015, respectively, representing the amortization of debt discount on the $5,074,000 in convertible notes issued in 2013. The debt discount was amortized over the life of the notes utilizing the effective interest method.

The fair value adjustment of the derivative liability during the nine months ended September 30, 2015, amounted to approximately a $3,811,000 loss in the prior period. Upon the retirement of the convertible notes in the second quarter of 2015, the derivative liability was reclassified to additional paid in capital.

Interest expense for the nine months ended September 30, 2016 and 2015 was approximately $0 and $254,000, respectively. This represented the interest due on the $5,074,000 in convertible notes issued in 2013 in connection with the acquisition of the SteraMistTM line of products from L-3 that were retired in the second quarter of 2015.

Income recognized from grant for the nine months ended September 30, 2016 was $202,000. This represents the amounts advanced to the Company in excess of the costs incurred.

Gain on disposition of equipment for the nine months ended September 30, 2016 amounted to $12,000.

Net Loss

The net loss for the nine months ended September 30, 2016 amounted to approximately $2,549, 000 versus a loss of approximately $12,020,000 for the nine months ended September 30, 2015. The loss per common share, basic and diluted, for the nine months ended September 30, 2016 was $0.02. The loss per common share, basic and diluted, for the nine months ended September 30, 2015 was $0.12.

Summary of Results

	For the	For the
	nine months ended	nine months ended
	September 30, 2016	September 30, 2015
Revenues	$4,528,000	$2,433,000
Gross Profit	$2,642,000	$1,480,000
Total Operating Expenses(1)	$5,405,000	$4,309,000
Loss from Operations	$(2,763,000)	$(2,829,000)
Total Other Income (Expense)(2)	$214,000	$(9,191,000)
Net Loss	$(2,549,000)	$(12,020,000)
Basic loss per share	$(0.02)	$(0.12)
Diluted loss per share	$(0.02)	$(0.12)

(1)
Includes approximately $542,000 and $1,620,000 in non-cash equity compensation expense for the nine months ended September 30, 2016 and 2015, respectively.
(2)
Includes fair value adjustment loss on derivative liability of approximately $3,811,000 for the nine months ended September 30, 2015, and amortization of debt discount of approximately $3,996,000 for the nine months ended September 30, 2015.

Sales Information of Geographic Basis

	For the three Months Ended September 30,
	2016	2015
	Net revenues	Net revenues
	(unaudited)
United States	$746,801	$479,953
International	345,531	537,177

Total	$1,092,332	$1,017,130

	For the nine Months Ended September 30,
	2016	2015
	Net revenues	Net revenues
	(unaudited)
United States	$3,010,335	$1,597,667
International	1,517,505	835,783

Total	$4,527,840	$2,433,450

Liquidity and Capital Resources

            As of September 30, 2016, the Company had cash and cash equivalents of approximately $1,288,000 and working capital of $6,210,000.

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

            In September of 2016 the Company’s shares were up listed to the OTCQX Best Market. The Company intends to further uplist to a national stock exchange.  We understand there are qualitative and quantitative benchmarks that will need to be met in order to get listed on a national stock exchange.  This could require us to raise additional capital in order to meet the quantitative benchmarks. There can be no assurance that we will be able to satisfy these qualitative and quantitative benchmarks or raise additional capital on terms favorable to the Company, if at all.

For the nine months ended September 30, 2016 and 2015, we incurred losses from operations of approximately $2,763,000 and $2,829,000, respectively.  The cash used in operations amounted to approximately $4,180,000 and $1,803,000 for the nine months ended September 30, 2016 and 2015, respectively.  The Company could incur additional operating losses from lack of revenues and an increase of costs related to the continuation of product and technology development and administrative activities.

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
●
Continued expansion and efforts to expand our internal salesforce and manufacturer representatives in an effort to drive domestic revenue in all Hospital-Healthcare verticals.
●
Expansion of international distributors.  In January 2016, the Company announced the distributor relationship with Steramist Asia to facilitate growth in the Asian region, specifically Mainland China and Indo-China excluding South Korea, Japan and Australia/New Zealand.
●
Continued growth of the TSN.  In January 2016, the Company hired a President and Director of Network Recruitment for TSN in order to increase TSN’s internal salesforce which therefore increased membership.  TSN currently has a total of 56 members and 32 members have been added year to date.

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

The Company’s analysis of cash flows for the nine months ended September 30, 2016 and 2015, is as follows:

Operating activities

Cash used in operating activities during the nine months ended September 30, 2016 and 2015 was approximately $4,180,000 and $1,803,000, respectively. Cash used in operating activities increased $2,377,000 as compared to the nine months ended September 30, 2015, primarily due to increased inventory offset by increased accounts payable compared to the same period ended in the prior year.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 and 2015, amounted to approximately $449,000 and $54,000. Cash used in investing activities increased $395,000 compared to the period in the prior year, primarily due to service equipment purchased in 2016.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 amounted to $0.

Cash provided by financing activities during the nine months ended September 30, 2015 amounted to approximately $7,490,000 primarily from the proceeds of the issuance of common stock and warrants of $8,735,000 offset by the repayment of principal for a portion of the convertible notes of $1,300,000. In addition, the Company incurred a finder’s fee of approximately $51,000 in connection with the issuance of the stock for the nine months ended September 30, 2015.

Contractual Obligations

Our contractual obligations as of September 30, 2016 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases(1)	71	53	18	-	-
	$71	$53	$18	$-	$-

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 13, 2016, the Company issued 1,500 shares of common stock valued at $645 in exchange for services provided to the Company.

On July 13, 2016, the Company issued 235,038 shares of common stock valued at $89,314 in exchange for services provided to the Company.

On July 26, 2016, the Company issued 100,000 shares of common stock valued at $58,000 in exchange for services provided to the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Part I: Exhibits

10.1
Restated Manufacturing and Development Agreement
31.1
Principal Executive Officer Certification
31.2
Principal Financial Officer Certification
32.1
Section 1350 Certification
32.2
Section 1350 Certification

Part II: Exhibits

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 14, 2016	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

10.1
Restated Manufacturing and Development Agreement
31.1
Principal Executive Officer Certification
31.2
Principal Financial Officer Certification
32.1
Section 1350 Certification
32.2
Section 1350 Certification