Form 10-K
period 2016-12-31
TOMI Environmental Solutions, Inc.
filed 2017-03-29
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

FLORIDA	59-1947988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9454 Wilshire Blvd., R-1, Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 525-1698

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	OTCQX Marketplace
Cumulative Series A Preferred Stock, $0.01 par value per share
Cumulative Convertible Series B Preferred Stock, $1,000 stated value

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $32,935,834, based upon a closing price of the registrant’s common stock as reported on the OTCQX Marketplace on such date.

As of March 17, 2017, the registrant had 120,825,134 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K, except for historical information, may be deemed to be forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “estimate,” “assume,” “can,” “could,” “plan,” “predict,” “should” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Item 1.
BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of infection prevention and decontamination products and services, focused primarily on life sciences, including healthcare, bio-safety, pharmaceutical, clean-room and research. We provide environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMist™ Binary Ionization Technology® (“BIT™”), which is a hydrogen peroxide-based mist and fog registered with the U.S. Environmental Protection Agency (“EPA”). Our mission is to help our customers create a healthier world through our product line and our motto is “innovating for a safer world” for healthcare and life.

Introduced commercially in June 2013, our current suite of products incorporates our BIT™ Solution and applicators, including the SteraMist™ Surface Unit and the SteraMist™ Environment System. We have expanded our SteraMist™ BIT™ Technology beyond chemical and biological warfare applications to the deactivation of problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ provides fast-acting biological deactivation and works in hard-to-reach areas, while leaving no residue or noxious fumes.

We currently target domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospital, bio-secure labs, pharmaceutical, biodefense, biosafety including isolation and transfer chambers, tissue banks, food safety and many other commercial and residential settings.

Our Technology

BIT™ was developed in response to Amerithrax, the weaponized anthrax spore attacks that occurred in Washington, D.C. shortly after the September 11, 2001 U.S. terrorist attacks. BIT™ is a patented process that aerosolizes and activates a low concentration hydrogen peroxide solution, producing a fine aqueous mist that contains a high concentration of Reactive Oxidative Species (“ROS”), mostly hydroxyl radicals. ROS cause damage to pathogenic organisms, such as bacteria, bacteria spores, molds spores, other fungi and yeast, via mechanisms such as oxidation of unsaturated fatty acids such as carbohydrates, lipids and amino acids, leading to cellular disruption and/or dysfunction. As such, our BIT™ is able to quickly and effectively kill pathogenic organisms in the air and on surfaces without damaging delicate equipment or computers, and the only by-product is oxygen and water (in the form of humidity).

Testing detailed by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense demonstrates these ROS, which include the hydroxyl ion and hydroxyl radicals, aggressively break the double bonds in bacterial spores, biological and chemical warfare agents and neutralize their threat while producing nontoxic by-products. The unique alteration of the chemistry of our solution occurs after passing our EPA-registered solution through our high energy atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule, the net result of which is our “OH” hydroxyl radical. This hydroxyl radical is known as Activated Ionized Hydrogen Peroxide (“AIHP”). This patented process allows these reactive oxygen species (“ROS’s”) such as hydroxyl radicals to exist in high concentrations without rapidly recombining and losing their reactivity.

BIT™ uses a low percentage Hydrogen Peroxide as its only active ingredient to produce a hydroxyl radical (OH ion) and is represented by the TOMI™ SteraMist™ brand of products, which produce a germ-killing aerosol that behaves like a gas.

SteraMist™ has been used throughout the world and has been demonstrated to reduce certain problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), Clostridium difficile (“C. diff”) spores, Middle East Respiratory Syndrome (“MERS”) and Ebola Virus Disease (“Ebola”). In U.S. hospitals where SteraMist™ is being used in terminal cleans, evidence has demonstrated a reduction of C. diff spore rates. SteraMist™ has reduced outbreaks of nosocomial MDRO’s (Klebsiella pneumoniae, AB, pseudomonas aeruginosa) at the largest hospital in Panama, contributed to the control of MERS in South Korea and, in the Kingdom of Saudi Arabia, TOMI’s technology passed a sanctioned test showing six-log reduction against Geobacillus stearothermophilus. In May 2015, the United States Agency for International Development (USAID) awarded us a grant in the amount of $559,000 for the development of SteraMist™ Mobile Decontamination Chambers to fight Ebola. In May 2016, upon the decontamination and decommissioning of an Ebola treatment center in West Africa, we fully achieved the milestones upon which the grant was conditioned. Additionally, BIT™ has also been shown to effectively decontaminate weaponized biological agents, including anthrax, chemical agents such as VX (an extremely toxic organophosphate) and sulfur mustard (otherwise known as mustard gas) when applied using properly developed international protocols.

Independent lab testing, study data from international pharmaceutical companies and field clinical data have shown six-log efficacy, which is a 99.9999% kill, in both C. diff spores and against Geobacillus stearothermophilus. Geobacillus stearothermophilus is a laboratory testing gold standard and is commonly used as a challenge organism for sterilization validation studies and periodic check of sterilization cycles.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias C. diff and MRSA, as well as the virus h1n1, which has better positioned us to penetrate the hospital-healthcare and other industries. We currently have our EPA-registered label in all 50 states with the addition of California and New York in July and October 2016, respectively.

In September 2016, the Company’s SteraMist™ BIT™ technology passed good laboratory practice (“GLP”) tests in efficacy against Salmonella and Norovirus. The Company also passed testing against Tuberculosis (“TB”). The GLP studies have been submitted to the EPA for addition to our existing hospital-healthcare disinfectant label.

SteraMist™ is easily incorporated into current cleaning procedures; is economical, non-corrosive and easy to apply; leaves no residues; and requires no wiping. All our SteraMist™ products are fully validated to comply with good manufacturing practice (“GMP”) standard, have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”). Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by GLP efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, Mold spores, MRSA, h1n1, Geobacillus stearothermophilus and C. diff spores. As of January 27, 2017, our BIT™ solution and BIT™ technology is one of 33 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List.

We continue to pursue additional opportunities to further expand the use of BIT™ in other applications. In July 2015, we entered into a materials transfer agreement with the US Agriculture Research Service (“ARS”) to conduct food safety research using AIHP or SteraMist™ BIT™. In 2016, we registered and listed SteraMist™ as a disinfectant, medical device with the U.S. Food & Drug Administration (“FDA”) and are seeking registration with the U.S. Department of Agriculture (“USDA”) as a product to be utilized in the medical device sterilization field, food packaging, preservation and food safety industries. Additionally, in 2016, we also successfully passed EPA protocols testing for Salmonella, which we believe will further support our application for use of SteraMist™ BIT™ in food safety applications.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain proprietary protection for our products and technologies. We protect our technology and products by, among other means, obtaining United States and foreign patents. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position.

As part of our intellectual property protection strategy, we have registered our BIT™ solution with the EPA and successfully obtained a CE mark in the EEA.

As of  December 31, 2016, we held 4 United States patents and 16 foreign patents and had 4 pending United States design patent applications. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of December 31, 2016, we had a total of 10 trademark registrations in the United States and in various foreign countries.

We also maintain internal non-disclosure safeguards, including the execution of non-disclosure and confidentiality agreements with our employees, consultants and others.

Our Products and Services

Our SteraMist™ Surface Unit is a fully portable, fast-acting, handheld, point and spray disinfection/decontamination system intended to disinfect and decontaminate facilities, homes and assets to the maximum extent possible and provide for quick turnover of the affected space. The single applicator surface unit enables disinfection of all surfaces, including high touch, sensitive medical equipment and electronics. With a 5-second application time and 7-minute contact time, within minutes after the AIHP mist has been applied, the space is safe to re-enter.

Our SteraMist™ Surface Unit is lightweight, easy to transport and capable of achieving reliable disinfection/decontamination results, as it is easily incorporated into existing cleaning procedures and protocols. It can be used as a standalone terminal clean product or as an adjunct to ultraviolet disinfection. The SteraMist™ Surface Unit produces hydroxyl radicals through its plasma science and does not require heating, ventilation or air conditioning systems to be shut down. Additionally, it requires no wiping, leaves no residue and is free of bleach, chlorine, formaldehyde, glutaraldehyde, titanium dioxide, peracetic acid and silver ions.

SteraMist™ Surface Unit	SteraMist™ Surface Unit

Our SteraMist™ Environment System is a transportable, remotely-controlled (robotic) system that provides complete room disinfection/decontamination of a sealed space up to 103.8 m3 (3,663 ft3). Individually, each remote applicator can be used to treat a space of approximately 34.6 m3 (1,221 ft3). Multiple SteraMist™ Environment Systems can be used simultaneously to accommodate larger or multiple spaces with fast application and minimal down time. Our hybrid technology applicators can be used in manual and/or fogging modes.

SteraMist™ Environment System	SteraMist™ Environment System

We also offer customized disinfection and decontamination applications in healthcare, pharmaceutical, vivarium, clean room and bio-safety facilities throughout the world using our SteraMist™ technology. In these customized, built-in applications, our SteraMist™ technology is integrated into full rooms, pass-boxes, chambers, bag in/bag out and other enclosures.

Customized Built In Unit	Customized Built In Unit

We offer complete decontamination and disinfection services in residential and commercial industries through the use of our SteraMist™ BIT™ platform of products, in-house technicians and the TOMI Service Network (described below). We specialize in providing these customized services in medical facilities, bio-safety labs, tissue labs, clean rooms, office buildings, hospitality, schools, pharmaceutical companies, remediation, companies, military, transportation , airports, first responders, single-family homes and multi-unit residences.

SteraMist™ Service Technician

Domestically, we are focused on the health care and hospital, bio-safety and pharmaceutical markets, along with other verticals that are covered through our professional service division. Internationally, we seek strategic partners, manufacturer representatives or licensed distribution partners and are currently focused on Asia, the European Union, the Middle East, Central America and Mexico. In such international markets, our technologies are used for the control of microorganisms and the decontamination of large and small indoor spaces for biological pathogens and chemical agents, including infectious diseases in hospitals, bio-secure labs and pharmaceutical manufacturers, biodefense and biosafety facilities (including isolation and transfer chambers), tissue banks, food safety and many other commercial and residential settings. Our marketing and strategic partnership agreements have focused on Singapore, the Philippines, Taiwan, Hong Kong, South Korea and Japan, particularly in light of past MERS and severe acute respiratory syndrome (SARS) epidemics.

Manufacturing

We outsource the manufacturing of our SteraMist™ line of equipment. In October 2014, we entered into a manufacturing and development agreement with RG Group, Inc. (“RG Group”), which we amended and restated in November 2016. Our agreement does not provide for any minimum purchase commitments and has a two-year term, subject to extensions thereof. Our agreement provides for a warranty against product defects for one year from the date we ship the product manufactured thereunder. RG Group is an ISO9001 registered company with facilities in Pennsylvania, New York and New Jersey.

Industries

We believe that our technology, services and products offer a significant opportunity to help reduce the spread to patients and others of Community Associated and Healthcare-Associated Infections (“HAI”). HAIs are one of the top ten leading causes of death in the United States. The Centers for Disease Control and Prevention (“CDC”) has noted that HAIs are a major, yet often preventable, threat to patient safety. As of March 2009, HAIs had a direct cost to the healthcare system of approximately $35 to $45 billion dollars annually and approximately 10% of inpatients contract infections from hospitals, resulting in more than 2,000,000 illnesses and over 100,000 deaths per year (or 1 in every 25 admissions). Further, it has been estimated that approximately 15% of all discharged hospital patients are readmitted with infections. Traditional cleaning has been known to leave 30% to 60% of pathogens behind. Additionally, a well-known study from 55 New England hospitals concluded that 25% of operating room surfaces are left unclean. The rapid turnover rate of hospital rooms, treatment rooms, hotel rooms and mass transportation, combined with the ability of bacteria to mutate and form drug resistant bacteria, present a substantial challenge to manual cleaning of such spaces, such as the use of surface chlorine wipes.

Our BIT™ has safely and effectively produced a six-log efficacy, which is a 99.9999% reduction. In comparison to most of its competitors, we believe that SteraMist™ technology has a quicker and higher kill level in a shorter time and leaves no residue, is not affected by humidity, is not caustic, does not blister painted surfaces, contains no silver ions, requires no humidity alteration prior to or after use, has a shorter exposure time, and is quicker to exhaust due to the production of our reactive oxygen species (AIHP), “OH”, verses nebulization of higher concentrates of hydrogen peroxide, such as vaporized hydrogen peroxide (“VHP”) and hydrogen peroxide vapor (HPV) type products. Our “OH” is a small 2 to 4 micron particle that contains no bleach, and rooms require little or no preparation prior to treatment. When our “OH” is finished killing, inactivating and neutralizing bacteria, bacteria spores, fungi, viruses and certain chemical agents, it converts to oxygen and water.

Our SteraMist™ and BIT™ Technology and TOMI’s related service platform are currently being used in a broad spectrum of industries including:

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

We intend to generate and support research on improving, extending and applying our patents. We have received interest, both domestically and internationally, in forming business alliances with major healthcare companies, biosafety labs, tissue and blood labs, pharmaceutical companies and food safety companies, as well as companies in the border protection industry, including homeland defense companies, construction companies and remediation companies.

Marketing and Distribution

Through our sales and services, our business growth objective is to be a global leader in disinfection and decontamination, including domestic and international infectious disease control. We hope to achieve this through our premier platform of hydrogen peroxide mists and fogs, as well as other infectious control products and technologies. We intend to continue to expand and support research and development on other decontamination and remediation solutions, including hydroxyl radicals and other ROS, and to form more business alliances. Our strategy involves licensing of our technology and/or performing decontamination services within cleanrooms, bio-safety labs, tissue and blood labs, pharmaceutical labs, kidney dialysis centers, major remediation companies, construction companies and corporations specializing in disaster relief.

We sell our products domestically through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. We have shipped our BIT™ Technology into 20 different countries throughout Europe, North America, Central America and Asia.

Market Segments

Hospitals. We are seeking to expand our penetration of the hospital market segment. Under the Patient Protection and Affordable Care Act’s (also known as the Affordable Care Act or ACA) Hospital Readmissions Reduction Program, hospitals that have high rates of infections and HAIs now face significant penalties. We believe that our SteraMist™ BIT™ technology reduces the spread of infections and HAIs in patient rooms, infectious disease rooms and operatory suites, with a corresponding return on investment to the hospital of up to 20 to 1 in the first year. At this time, we cannot predict the effect of any potential healthcare reform legislation, including the potential repeal of the Patient Protection and Affordable Care Act, on such penalties or our business and prospects in the hospital market segment.

Bio-safety Labs, Tissue and Blood Labs and Cleanrooms. Bio-safety labs, tissue and blood labs and cleanrooms are subject to transfer risks and constantly seek to reduce the risk of exposure to infectious or potentially infectious agents or materials. We believe that the use of SteraMist™ as a routine decontamination product in all biosafety levels and microbiological practices may reduce the risk of such contamination, while also reducing potential negative effects that can result from other decontamination products, such as VHP, formaldehyde, glutaraldehyde and titanium dioxide, including blistering of paints, corrosion of metals, lengthy exposure times and potential carcinogenic exposure.

There are many requirements and restrictions on the type of decontamination agents such labs may use to prevent these risks and remediate adverse incidents. In light of these regulations, we believe our rapid deployment of effective aerosolized reactive oxygen species could become the solution to lower risks and perform decontamination clean-up in these labs. Our product works within minutes and leaves no noxious chemical smell behind.

We also believe that our products and technology can aid in all biosafety levels and microbiological practices, on all safety equipment, transfer hoods, isolation chambers, animal cages and other equipment, as well as help prevent the risks associated with handling infectious microorganisms. Our BIT™ technology has recently been successfully tested to biosafety level 3 (BSL-3) and level 4 (BSL-4) standards, including animal research cages. Biosafety level 3 (BSL-3) is appropriate for agents with a known potential for aerosol transmission, for agents that may cause serious and potentially lethal infections and that are indigenous or exotic in origin. Exotic agents that pose a high individual risk of life-threatening disease by infectious aerosols and for which no treatment is available are restricted to high containment laboratories that meet biosafety level 4 (BSL-4) standards. SteraMist™ not only decontaminates spaces in minutes but also decontaminates the animal cages in minutes which helps in the prevention of the spread of diseases that are typically found within these research animal cages.

Food Safety Industry. We believe that SteraMist™ can also serve as an effective decontaminant in the food safety industry. According to the CDC, 80 million people per year in the United States contract, and 5,000 people die from, food poisoning or other food-related illnesses. Current food safety cleaning techniques involve time intensive processes, which can reduce food manufacturers’ profit. Our AIHP degrades into only harmless water and oxygen. If we are able to successfully obtain approval by the FDA and USDA, we anticipate that our solution can be applied to all foods and all food packing and storage equipment, and believe it would be safe for use on electronics and kitchenware, along with high touch surfaces where most pathogens are found (such as phones, computers and kitchen appliances). We believe that SteraMist™ could be useful for decontamination at all phases of food production, from the farm, slaughterhouse, packaging and canning facilities, to the transportation of food and to the restaurants and grocery stores.

Remediation Industry. Generally, a professional, certified remediation company waits until an emergency or disaster occurs before they can earn fees. We have implemented and plan to expand our certification, license and equipment program throughout the United States, which allows such disaster professionals to earn fees by performing surface remediation and infectious disease control in addition to their emergency response-related work. As there are over 20,000 certified professional remediators in the United States, we are aggressively targeting this market. Our service division, the TOMI Service Network (“TSN”), resulted from the demand for our product nationally. Currently, over 59 national companies are licensed to use our products and solutions. We recently approved the design of a TOMI van which has become available to those of our national service team companies who are licensed TSN members.

Biodefense Industry. Countries around the world, including the United States, need to protect their borders and cities against a potential terrorist attack. We believe that our SteraMist™ line of products may give governmental bodies an added tool in their arsenal to mitigate the risk of a weaponized biological attack. In addition, SteraMist™ could assist in mitigating the spread of emerging pandemic viruses, including strains of Ebola, MERS, h1n1, h5n1, h7n9 and h10n8. In addition, we believe our SteraMist™ line of products may assist border patrol agents in controlling the spread of infectious disease introduced by foreign individuals by decontaminating interview rooms, containment rooms and holding cells after a potential infected carrier’s condition either improves or the carrier dies.

Hospitality. Our products can be used for air remediation and surface cleaning, including remote controls, chairs, telephones, toilet seats and hard-to-reach areas, which would allow hospitality professionals (such as hotels and motels) to offer cleaner rooms and common areas to guests and others.

TOMI Service Network (TSN)

In 2015, we launched the TSN, which allowed us to enhance our service division by creating a national service network composed of existing, full service restoration industry specialists. Since the launch of the TSN, we have recruited and entered into licensing agreements with 59 geographically and strategically-placed companies that will become network hubs to take advantage of our SteraMist™ platform of products, assist as service providers for our domestic and international client base and provide regional, national and international large event mobilization response. In the first quarter of 2016, we hired a President and Director of Network Recruitment for the TSN, which has contributed to the growth of the TSN in 2016.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive. Our competitors include companies that market other hydrogen peroxide-based products, such as Steris Corporation (“Steris”), Bioquell, Inc. (“Bioquell”), Sanosil Ltd (“Sanosil”) and The Clorox Company (“Clorox”), various ultraviolet companies and quad ammonia-chemical companies. We believe our SteraMist suite of products have a competitive advantage in that they have a shorter kill time, provide a six log kill to a wide variety of pathogens and leave no residue or unpleasant odor. However, these competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us. We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

Competitive Advantages

SteraMist™ offers the following competitive advantages:

●
Provides a 99.9999% or six-log kill (i.e. the statistical destruction of all microorganisms and their spores) on all challenged pathogens, including Geobacillus stearothermophilus, the spore that is considered a gold standard for validation of sterilization versus household/industrial cleaners that offer a 99.9%, or three-log, kill to 99.99%, or four-log, kill.
●
Kills pathogens within seconds of application, whereas household/industrial cleaners often take anywhere from 5 to 30 minutes.
●
Easy to use.
●
Does not require a user to mix any chemicals.
●
Does not include silver ions or peracetic acid.
●
Leaves no residue.
●
Not affected by humidity or temperature.
●
Non-corrosive.
●
Does not damage medical or electronic equipment.
●
By-products converts to oxygen and water (humidity).
●
When you enter the room you can “smell the clean”.

Research & Development

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2016 and 2015, were approximately $184,000 and $100,000, respectively.

Employees

As of March 17, 2017, we have 16 full time principally operational and administrative employees working within the United States. Most of our sales are conducted by independent sales representatives.

Government Regulation

Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the EPA, the FDA and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations include detailed inspection of, and controls over, research and development, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.

Corporate Information

TOMI was incorporated in the State of Florida in 1979 as “Dauphin, Inc.” (“Dauphin”). On June 27, 1994, Dauphin, through an exchange agreement, acquired 100% of the outstanding common stock of RPS Executive Limousines, Ltd., a privately held New York Corporation (“RPS Limo”), which transaction was treated, for accounting purposes, as a reverse acquisition. On July 19, 1994, Dauphin changed its name to RPS Enterprises, Ltd. and effected a one-for-three reverse split of its common stock.

In August 2002, certain investors purchased the majority of prior management’s stock and changed the name from RPS Enterprises Ltd. to RPS Group, Inc. (“RPS Group”). In October 2002, RPS Group sold back the operating subsidiary, RPS Limo, to prior management, at which time, RPS Group became a shell company with no significant assets or operations.

On September 5, 2007, The Ozone Man, Inc. was incorporated in the State of Nevada (“Ozone-NV”). On October 15, 2007, RPS Group changed its name to The Ozone Man, Inc. (“Ozone-FL”) and effected a one-for-twenty reverse split of its common stock.

On October 17, 2007, Ozone-FL acquired all of the issued and outstanding shares of common stock of Ozone-NV in a recapitalization transaction pursuant to which Ozone-NV was treated as the continuing entity. On May 14, 2009, Ozone-FL changed its name to TOMI Environmental Services, Inc.

Available Information

Our electronic filings with the U.S. Securities and Exchange Commission (“SEC”) (including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. These filings may also be read and copied at the SEC’s Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Any information found our website is not a part of, or incorporated by reference into, this or any report of TOMI filed with, or furnished to the SEC.

Item 1A. RISK FACTORS.

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of certain important risks. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the risks discussed in this Annual Report on Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the SEC.

Risk Related to Our Company and Business

We have experienced losses historically, may be required to obtain additional financing and may never achieve and sustain profitability.

As of December 31, 2016, we had an accumulated deficit of approximately $34.3 million and we incurred net losses of approximately $3.2 million and $12.2 million for the years ended December 31, 2016 and 2015, respectively. We may continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Further, to finance our product development and grow our business, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. We may be unable to raise funds on commercially reasonable terms or at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. If we do not obtain additional resources or achieve and sustain profitability, our ability to capitalize on business opportunities will be limited, the growth of our business will be harmed, our business may fail and investors may lose all of their investment.

Our operations are subject to environmental laws and regulations that may increase costs of operations and impact or limit our business plans.

We are subject to environmental laws and regulations affecting many aspects of our present and potential future operations, including a wide variety of EPA labeling and other state regulatory agency requirements. Compliance with these laws and regulations may result in increased costs and delays as a result of administrative proceedings and certain reporting obligations. Public officials and entities may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. We cannot predict the outcome of any administrative proceedings that may arise.

We are subject to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.

A substantial portion of our sales are made to customers outside the United States. As such, we may be denied access to our customers as a result of a closing of the borders of the countries in which we sell our products due to economic, legislative, political and military conditions in such countries. International operations are subject to a number of other inherent risks, and our future results could be adversely affected by a number of factors, including:

●
unfavorable political or economic environments;
●
requirements or preferences for domestic products or solutions, which could reduce demand for our products;
●
differing existing or future regulatory and certification requirements;
●
unexpected legal or regulatory changes;
●
greater difficulty in collecting accounts receivable and longer collection periods;
●
difficulties in enforcing contracts;
●
an inability to effectively protect intellectual property;
●
tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products; and
●
potentially adverse tax consequences, including multiple and possibly overlapping tax structures.

If we are unable to manage the risks inherent in our international activities, our ability to obtain future revenues may suffer and, consequently, our business, financial condition and results of operations could be materially and adversely affected.

Our success depends upon third party contractors, suppliers and manufacturers, the disruption of which could negatively impact our business.

We rely upon third parties to supply us with components for our products. We outsource the manufacturing of our SteraMist™ line of equipment to RG Group pursuant to a manufacturing and development agreement and use contract manufacturers to build our BIT™-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, which would have a material and adverse effect on our business. Further, any disruption in the manufacturing process could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that alternative production capacity would be available in the event of a disruption, or if it would be available, it could be obtained on favorable terms.

The introduction of new products is often accompanied by design and production delays, as well as significant cost, which could prevent us from introducing new products to the market in a timely and cost-effective manner.

The development and initial production and enhancement of the decontamination systems we produce is often accompanied by design and production delays and related costs. Often, we cannot predict the time and expense required to overcome such problems. If we are unable to introduce new products on our anticipated timeframe, our business, financial condition and results of operations may suffer.

Our success depends on our ability to adequately protect our intellectual property.

In April 2013, we acquired certain assets from L-3 Applied Technologies, Inc. (“L-3”), including patents, trademarks and trade secrets related to BIT™. Our commercial success depends, in part, on our ability to obtain, maintain, defend, file new or enforce our existing patents, trademarks, trade secrets and other intellectual property rights covering our technologies and products, including, in particular, the intellectual property rights we acquired from L-3. We may, however, be unable to adequately preserve such rights due to a number of reasons, including the following:

●
our rights could be invalidated, circumvented, challenged, breached or infringed upon;
●
we may not have sufficient resources to adequately prosecute or protect our intellectual property rights;
●
upon expiration of our patents, certain of our key technology may become widely available; or
●
third parties may be able to develop or obtain patents for similar or competing technology.

Although we devote resources to the establishment and protection of our patents and trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our patents, trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their patents, trademarks and proprietary rights. In future, litigation may be necessary to enforce our trademarks or proprietary rights and we may be forced to defend ourselves against claimed infringement or the rights of others. Any such litigation could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. To the extent that we have obtained or are able to obtain patents or other intellectual property rights in any foreign jurisdictions, it may be difficult to stop the infringement of our patents or the misappropriation of other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide only limited benefit or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, efforts to protect our intellectual property rights in such countries may be inadequate. In addition, future changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and products and the enforcement of intellectual property.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Rapid growth could strain our internal resources, which could lead to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

We face significant competition in our industry, which could significantly limit our growth and materially and adversely affect our financial results.

The decontamination and environmental infectious disease control industry is extremely competitive. The competition includes remediators and disinfection/decontamination companies such as Steris, Bioquell, Sanosil and Clorox, various ultraviolet companies and quad ammonia-chemical companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us. We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

We are dependent on our key personnel, the loss of whom could adversely affect our operations, and if we fail to attract and retain the talent required for our business, we could be materially harmed.

Our success is substantially dependent on the performance of our executive officers, including our Chairman and Chief Executive Officer, Dr. Halden S. Shane, the loss of whom would have a material adverse effect on our business. Given our relatively recent entry into the remediation industry, we depend to a significant degree on our ability to attract, retain and motivate quality personnel. We have experienced attrition among our executive officers in the past and do not carry key man life insurance on any key personnel. Any future loss of key members of our organization may delay or prevent us from marketing and performing our services.

Competition for highly-skilled personnel is often intense, especially in Southern California, where we have a substantial presence and need for highly-skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that we have improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or work product.

Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance and results.

               We are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, labor difficulties, inability to obtain necessary licenses, permits or registrations, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events might disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. We may also be subject to certain liability claims in the event of an injury or loss of life, or damage to property and equipment, resulting from such events. Although we maintain property and casualty insurance, as well as other forms of insurance that we believe are customary for our industries, our insurance policies include limits and, as such, our coverage may be insufficient to protect against all potential hazards and risks incident to our business. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our business, prospects, financial condition and results of operations might be adversely affected.

Our products are subject to potential product liability claims which, if successful, could have a material adverse effect on our business, financial condition and results of operations.

Certain of our products may be hazardous if not deployed properly or if defective. We are exposed to significant risks for product liability claims if death, personal injury or property damage results from the use of our products. While we currently maintain insurance against product liability claims, we may experience material product liability losses in the future. Our insurance coverage may not continue to be available on terms that we accept, if at all, and our insurance coverage also may not adequately cover liabilities that we incur. A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other claims can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. Further, claims of this nature may cause our customers to lose confidence in our products and us. As a result, an unsuccessful defense of a product liability or other claim could have a material adverse effect on our financial condition, results of operations and cash flows.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We have and likely will continue to incur significant legal, accounting and other expenses as a public company subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd–Frank Wall Street Reform and Consumer Protection Act and other applicable rules and regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, applicable rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

In addition, SOX requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our testing, or the potential subsequent testing by our independent registered public accounting firm in future periods, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of SOX may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

● our success, or lack of success, in developing and marketing our products and services;
● our ability to raise the required capital to fund our business;
● the announcement of new products, services, or technological innovations by us or our competitors;
● changes in our executive leadership;
● quarterly fluctuations of our operating results;
● changes in revenue or earnings; and
● competition.

Moreover, the OTCQX Marketplace (“OTCQX”) is a trading platform, and trading of securities quoted on the OTCQX is often more sporadic than the trading of securities listed on a national securities exchange like The NASDAQ Stock Market or the New York Stock Exchange. Even if we were to seek to list our securities on a national securities exchange, there is no assurance we will be able to do so, and if we do so, many of these same forces and limitations may still impact our trading volumes and market price in the near term. Additionally, the sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have not paid dividends on our common stock since inception. The continued operation and expansion of our business will require substantial funding. Accordingly, we currently intend to retain earnings, if any, for use in the business and we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Investors seeking cash dividends should not purchase our common stock. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

Our common stock is subject to the “penny stock” rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that is not listed on a qualified national securities exchange and that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. Historically, shares of our common stock have traded on the OTCQX at a price of less than $5.00 per share and, as a result, our common stock is considered a “penny stock” by the SEC and subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. For any transaction involving a penny stock, unless exempt, Rule 15g-9 under the Exchange Act requires that a broker-dealer must:

●
approve a person’s account for transactions in penny stocks; and
●
receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market that:

●
sets forth the basis on which the broker or dealer made the suitability determination; and
●
provides that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Additionally, the investor must receive disclosure about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may discourage investor interest in and limit the marketability of our securities.

While we intend to apply to list our common stock on a national securities exchange, the exchange may not approve our listing and, if approved, our common stock may not continue to trade on such exchange.

We intend to apply to list our common stock on a national securities exchange. As such, we will need to satisfy certain qualitative and quantitative requirements in order to successfully list our common stock on such an exchange. We cannot assure you that we will be able to meet the applicable requirements for such initial listing or that our application will be approved.

If our listing application is approved, we will be required to comply with certain listing requirements of such exchange, which may include compliance with certain requirements with respect to our corporate governance, finances, stock trading volume and stock price. If we fail to meet any of these requirements, such exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would adversely affect the ability to sell or purchase our common stock. Further, even if we successfully apply to list our common stock on a national exchange, we cannot assure you that an orderly and active trading market in our common stock will ever develop or be sustained.

We have a substantial number of options and warrants outstanding, which could give rise to additional issuances of our common stock and potential dilution of ownership to existing shareholders.

As of December 31, 2016, we had outstanding options and warrants to purchase an aggregate of 36.9 million shares of our common stock at exercise prices ranging from $0.01 to $2.10 per share. Of these, 200,000 represent shares underlying options with exercise prices ranging from $0.05 to $2.10 per share and 36.7 million represent shares underlying warrants at exercise prices ranging from $0.01 to $1.00 per share. To the extent any holders of options or warrants exercise same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders. Additionally, as a result of our March 2017 financing, in which we raised $5,300,000 (See Note 15—Subsequent Events), the promissory notes issued are convertible at $0.54 per share into an aggregate of 9,814,815 shares of common stock, if fully converted. As part of this transaction, we also issued warrants to purchase up to an additional 833,333 shares of common stock at an exercise price of $0.69 per share.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Our corporate headquarters, a 300 square foot office space, is located at 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212. We lease this space for $22,500 annually on a month-to-month tenancy in a professional office building.

In addition, we lease 6,000 square feet of space in Frederick, Maryland, comprised of space for offices, warehousing, laboratory, training and mock hospital facilities at $50,400 annually on a three-year term that expires on January 31, 2018.

Item 3.   LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX under the symbol “TOMZ.” Trading in stocks quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

OTCQX securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQX securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQX issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Set forth below are the range of high and low bid quotations for our common stock from the OTCQX for the periods indicated. The market quotations were obtained from the OTCQX and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
Year ended December 31, 2015
First Quarter	1.50	0.20
Second Quarter	0.65	0.35
Third Quarter	0.68	0.28
Fourth Quarter	0.64	0.36
Year ended December 31, 2016
First Quarter	0.60	0.46
Second Quarter	0.55	0.34
Third Quarter	0.47	0.25
Fourth Quarter	0.40	0.22

Shareholders

As March 17, 2017, there were approximately 832 record holders of our common stock. On March 17, 2017, the last reported sale price of our common stock on the OTCQX was $0.16 per share.

Dividends

We have not paid and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Recent Sales of Unregistered Securities

None.

Item 6.  SELECTED FINANCIAL DATA

Not Required.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. As disclosed elsewhere in this report, we commenced our current operations in the fourth quarter of 2007 and continue to focus on obtaining high-tech decontamination technology and developing health and infectious disease protocols.

Overview

We are a global provider of infection prevention and decontamination products and services, focused primarily on life sciences, including healthcare, bio-safety, pharmaceutical, clean-room and research. We provide environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMist™ BIT™, which is a hydrogen peroxide-based mist and fog registered with the EPA. Our mission is to help our customers create a healthier world through our product line and our motto is “innovating for a safer world” for healthcare and life.Introduced commercially in June 2013, our current suite of products incorporates our BIT™ Solution and applicators, including the SteraMist™ Surface Unit and the SteraMist™ Environment System. We have expanded our SteraMist™ BIT™ Technology beyond chemical and biological warfare applications to the deactivation of problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ provides fast-acting biological deactivation and works in hard-to-reach areas, while leaving no residue or noxious fumes.

We currently target domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospital, bio-secure labs, pharmaceutical, biodefense, biosafety including isolation and transfer chambers, tissue banks, food safety and many other commercial and residential settings.

Under FIFRA, we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias C. diff and MRSA, as well as the virus h1n1, which has better positioned us to penetrate the hospital-healthcare and other industries. We currently have our EPA-registered label in all 50 states with the addition of California and New York in July and October 2016, respectively.

SteraMist™ is easily incorporated into current cleaning procedures; is economical, non-corrosive and easy to apply; leaves no residues; and requires no wiping. All our SteraMist™ products are fully validated to comply with good manufacturing practice (“GMP”) standard, have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”). Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice (“GLP”) efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, Mold spores, MRSA, h1n1, Geobacillus stearothermophilus and C. diff spores. As of January 27, 2017, our BIT™ solution and BIT™ technology is one of 33 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List.

In September 2016, the Company’s SteraMist™ BIT™ technology passed GLP tests in efficacy against Salmonella and Norovirus. The Company also passed testing against tuberculosis (TB). The GLP studies have been submitted to the EPA for addition to our existing hospital-healthcare disinfectant label. In September 2016, we also upgraded to the OTCQX Best Market in effort to elevate the profile of the business among the financial community.

Domestically, in 2016, we added 68 new customers in the healthcare, pharmaceutical, vivarium and remediation industries, which contributed to the growth in revenue during the year ended December 31, 2016. We received orders for equipment and solution from the FDA, for use in their laboratory research group, developed and installed our technology in the Dana-Farber Cancer Institute, a highly-ranked infectious disease hospital in the United States, and sold other products to the Kansas City University of Medicine and Bioscience for use in its medical laboratories. We also won bids to conduct decontamination services at five global pharmaceutical companies and entered into various trial agreements with healthcare and pharmaceutical facilities, both domestically and internationally.

In the first quarter of 2016, we hired a Director of Network Recruitment for the TSN in an effort to grow the network. During 2016, we expanded the TSN by 33 members, which contributed to our revenue through equipment solution sales. In October 2016, we hosted a seminar for the TSN members in an effort to provide additional technical training on how to use and sell equipment in the hospital-healthcare environment. The seminar was sold out with members in attendance from many of our national TSN companies. We feel the growth of the network will assist the Company in better serving existing and future customers throughout the US. During 2016, our product was successfully registered for sale with pesticide authorities in all 50 states, which we anticipate will allow us to better market, sell and distribute our products and services on a domestic basis.

Internationally, in 2016, we added 12 customers and our technology is being used and tested in childcare facilities, clean-rooms and pharmaceutical facilities in numerous countries. In addition, during both 2015 and 2016, we continued to expand our global presence through the shipments of goods into Asia, Europe, Mexico, South America and Australia. In January 2016, we entered into a distributor relationship with SteraMist Asia to facilitate growth in Asia.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

Revenue Recognition

 For revenue from services and product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Fair Value Measurement

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

 Our financial instruments include cash and equivalents, accounts receivable, accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method and consist primarily of finished goods and raw materials.

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

Deferred Financing Costs

We follow authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year, which we extend to our customers. We assume responsibility for product reliability and results.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized, in accordance with ASC guidance for income taxes. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, “Compensation - Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. During the year ended December 31, 2015, we had one active stock-based compensation plan, the TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan allowed the Company, through a committee of its Board, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues awards to its employees, consultants and board members. Stock options are granted with an exercise price equal to the closing price of our common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of our outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of our common stock on the date of grant and have a term no greater than five years. On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015, we terminated the 2008 Plan.

On January 29, 2016, the Board adopted the 2016 Equity Compensation Plan (the “2016 Plan”), subject to approval by our shareholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) “Compensation—Stock Compensation (Topic 718).” ASU 2016-09 provides improvements to employee share-based payment accounting. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

Financial Operations Overview

Our financial position as of December 31, 2016 and 2015, respectively, was as follows:

	As of December 31,
	2016	2015
Total stockholders’ equity	$8,250,063	$10,422,974
Cash and cash equivalents	$948,324	$5,916,068
Accounts receivable, net	$1,521,378	$1,414,576
Inventories	$4,047,310	$1,395,175
Deposits on merchandise	$147,010	$442,358
Working capital	$5,715,516	$7,880,462

During the year ended December 31, 2016, our debt and liquidity positions were affected by the following:

●
Net cash used in operations of approximately $4,505,000; and
●
Acquisition of property plant and equipment of $475,000.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

●
Our 2017 expectations, particularly with respect to sales volumes may differ significantly from actual quarter and full year results due to competition, demand for our products, sales and marketing success, and our ability to effectively and efficiently manufacture our products.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenues	$6,343,000	$4,192,000
Gross Profit	$3,733,000	2,548,000
Total Operating Expenses(1)	$7,102,000	5,533,000
Loss from Operations	$(3,369,000)	(2,986,000)
Total Other Income (Expense)(2)	$212,000	(9,191,000)
Net Loss	$(3,157,000)	$(12,176,000)
Basic (loss) per share	$(0.03)	$(0.12)
Diluted (loss) per share	$(0.03)	$(0.12)

(1)
Includes approximately $615,000 and $1,706,000 in non-cash equity compensation expense for the years ended December 31, 2016 and 2015, respectively.
(2)
Includes fair value adjustment loss on derivative liability of approximately $3,811,000, amortization of $3,996,000 and induced conversion costs in the amount of $930,000 for the year ended December 31, 2015.

Sales

During the years ended December 31, 2016 and 2015, we had net revenue of approximately $6,343,000 and $4,192,000, respectively, representing an increase in revenue of $2,151,000 or 51%. The primary reasons for the increase in revenue were our expansion into new markets, an increase in orders filled and continued diversification of our client base.

Net Revenue

Product and Service Revenue

	Year Ended December 31,
	2016	2015
SteraMist Product	$5,727,000	$4,056,000
Service & Training	616,000	136,000
Total	$6,343,000	$4,192,000

Revenue by Geographic Region

	Year Ended December 31,
	2016	2015
United States	$4,012,000	$2,078,000
International	2,331,000	2,114,000
Total	$6,343,000	$4,192,000

Cost of Sales

During the years ended December 31, 2016 and 2015, our cost of sales were approximately $2,611,000 and $1,644,000, respectively, representing an increase of $967,000 or 59%. The primary reason for the increase in cost of sales was due to sales increasing during the year ended December 31, 2016 versus the prior year. Our gross profit margins remained consistent between each period.

Professional Fees

Professional fees for the year ended December 31, 2016 were approximately $517,000, as compared to $456,000 during the prior year, representing an increase of approximately $61,000, or 13%. Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $586,000 and $499,000 for the years ended December 31, 2016 and 2015, respectively, representing an increase of $87,000, or 17%. The increase in depreciation expense is attributable to additional fixed assets acquired in 2016.

Selling Expenses

Selling expenses for the year ended December 31, 2016 were approximately $1,513,000, as compared to $704,000 in the year ended December 31, 2015, representing an increase of $809,000 or 115%. These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses. The increase was primarily attributable to expanding our internal sales staff in an effort to increase revenue.

Research & Development

Research and development expenses for the year ended December 31, 2016 were approximately $184,000, as compared to $100,000 in the year ended December 31, 2015, representing an increase of $84,000, or 84%. The primary reason for the increase was attributable to increased testing costs incurred related to our international product registrations. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the year ended December 31, 2016 were approximately $307,000, as compared to $477,000 during the year ended December 31, 2015, representing a decrease of approximately $170,000, or 36%. The decrease in consulting fees is primarily due to the Company entering into a consulting agreement in the second quarter of 2015 which was terminated in January 2016.

Equity Compensation Expense

Equity compensation expense represents non-cash charges for the year ended December 31, 2016 and was approximately $615,000, as compared to $1,706,000 in the year ended December 31, 2015, representing a decrease of $1,091,000, or 64%. Equity compensation expense is incurred upon the issuance of warrants and stock options. On the date of a grant, we determine the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the award is calculated using the Black-Scholes Method option-pricing model.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $3,380,000 and $1,591,000 for the years ended December 31, 2016 and 2015, respectively, representing an increase of $1,789,000 or 112%. The primary reason for the increase in general and administrative expense can be attributed mainly to higher salaries and wages due to new hires during the current period and increased product registration costs incurred both domestically and internationally.

Other Income and Expense

Amortization of deferred financing costs was approximately $0 and $200,000 for the years ended December 31, 2016 and 2015, respectively. This represents the amortization of costs incurred to raise capital in relation to the acquisition of the SteraMist™ line of products from L-3, which were fully amortized in the second quarter of 2015 upon retiring the convertible notes.

Amortization of debt discount was approximately $0 and $3,996,000 during the year ended December 31, 2016 and 2015, respectively, representing the amortization of debt discount on the $5,074,000 in convertible notes issued in 2013. The debt discount was amortized over the life of the notes utilizing the effective interest method.

The fair value adjustment of the derivative liability during the year ended December 31, 2015 was a loss of approximately $3,811,000. Upon the retirement of the convertible notes in the second quarter of 2015, the derivative liability was reclassified to additional paid in capital.

Interest expense for the years ended December 31, 2016 and 2015 was approximately $0 and $254,000, respectively. This represented the interest incurred on the $5,074,000 in convertible notes issued in 2013.

Income recognized from the USAID grant for the year ended December 31, 2016 was $200,000. This represents the amounts advanced to the Company in excess of the costs incurred.

Gain on disposition of equipment for the year ended December 31, 2016 amounted to $12,000.

Net Loss

Net loss for the years ended December 31, 2016 and 2015 was approximately ($3,157,000) and ($12,176,000), respectively. Net loss per common share, basic and diluted, for the year ended December 31, 2016 was ($0.03). Net loss per common share, basic and diluted, for the year ended December 31, 2015 was ($0.12). The primary reasons for the decrease in the net loss can be attributed to:

●
Increase in revenue of approximately $2,151,000 and overall gross profit of approximately $1,185,000;
●
Reduced amortization of deferred financing costs of approximately $200,000 as a result of the convertible notes retired in June 2015;
●
Reduced amortization of debt discounts of approximately $3,996,000 as a result of the convertible notes retired in June 2015;
●
Changes in the fair value of the embedded conversion feature of the convertible notes of $3,811,000 incurred during the year ended December 31, 2015, with no such charge in the same period of 2016 as a result of the convertible notes retired in 2015;
●
Reduced induced conversion costs related to the retirement of the convertible notes of $930,000;
●
Reduced interest expense of approximately $254,000 in connection with the retirement of the convertible notes in June 2015;
●
Income attributable to USAID grant of $200,000; and

●
Gain on disposition of equipment of $12,000; offset by:
●
Increased operating expenses of $1,568,000.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of approximately $948,000 and working capital of $5,716,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.  In June and July 2015, we completed private placements and received net proceeds of approximately $8,000,000. In June 2015, we redeemed and converted all of our outstanding notes by issuing approximately 14,900,000 shares of common stock and repaying $1,300,000 in cash.

In September 2016, our common stock was uplisted to the OTCQX Best Market. We intend to apply to further uplist our common stock to a national securities exchange. Due to the applicable qualitative and quantitative standards required to successfully list on a national securities exchange, we may need to raise additional capital in order to meet such benchmarks.

In March 2017, we raised through a private placement transaction gross proceeds of $5,300,000. We issued senior callable convertible promissory notes (“the Notes”) maturing on August 31, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, TOMI issued three-year warrants (the “Warrants”) to purchase up to an aggregate of 833,333 shares of common stock at an exercise price of $0.69 per share. If the Warrants are converted in full, TOMI would receive approximately $575,000 in additional funds. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

For the years ended December 31, 2016 and 2015, we incurred losses from operations of approximately $3,369,000 and $2,985,000, respectively.  The cash used in operations was approximately $4,505,000 and $1,654,000 for the years ended December 31, 2016 and 2015, respectively.  We could incur additional operating losses from lack of revenues and an increase of costs related to the continuation of product and technology development and administrative activities.

Management has taken and will endeavor to continue to take a number of actions in order to improve our results of operations and the related cash flows generated from operations in order to strengthen our financial position, including the following items:

●
Expanding our label with the EPA to include the bacterias C. diff and MRSA and the virus h1n1 in the EPA stamped registration;
●
Continued expansion of our internal salesforce and manufacturer representatives in an effort to drive domestic revenue in all hospital-healthcare verticals;
●
Expansion of international distributors; and
●
Continued growth of the TSN and new growth in the food safety market including pre and post harvest.

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months.  However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions will be successfully implemented, and our cash flows may be adversely affected.  While we have reduced the length of our sales cycle, it may still exceed 2–4 months and it’s possible we may not be able to generate sufficient revenue in the next twelve months to cover our operating and compliance costs. We may also need to raise additional debt or equity financing to execute on the commercialization of our planned products. We cannot make any assurances that management’s strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing may mean that we would have to significantly reduce costs and/or delay projects, which would adversely affect our business, customers and program development, and would adversely impact us.

Operating Activities

Cash used in operating activities during the years ended December 31, 2016 and 2015 was approximately $4,505,000 and $1,654,000, respectively. Cash used in operating activities increased $2,851,000 as compared to the year ended December 31, 2015, primarily due to increased accounts receivables and inventory compared to the same period ended in the prior year.

Investing Activities

Cash used in investing activities during the years ended December 31, 2016 and 2015, amounted to approximately $463,000 and $80,000, respectively. Cash used in investing activities increased $383,000 compared to the period in the prior year, primarily due to service equipment purchased in 2016.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2016 was $0.

Cash provided by financing activities during the year ended December 31, 2015 amounted to approximately $7,490,000, primarily from the proceeds of the issuance of common stock and warrants of $8,735,000 net of a $51,000 finder's fee, offset by the repayment of principal for a portion of the convertible notes of $1,300,000

Contractual Obligations

Our contractual obligations as of December 31, 2016 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases(1)	$58	$53	$5	—	—
	$58	$53	$5	—	—

(1) Amounts represent a non-cancelable operating lease for office space in Frederick, MD that terminates on January 31, 2018. In addition to base rent, the lease calls for payment of common area maintenance operating expenses.

Off-Balance Sheet Arrangements

None.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page F-1, and are incorporated by reference herein.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, of our Principal Executive Officer and Principal Financial Officer we concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management does not expect their disclosure controls and procedures to prevent all errors and all fraud and no evaluation of controls can provide absolute assurance that all control issues and fraud will be prevented. Additionally, over time, a control may become inadequate because of changes in conditions, therefore fraud may occur or misstatements may not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our management, with the participation of our Principal Chief Executive Officer and our Principal Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Chief Executive Officer along with our Principal Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting as we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 17, 2017 are presented below.

Name	Age	Position
Halden S. Shane	72	Chief Executive Officer and Chairman of the Board
Nick Jennings	39	Chief Financial Officer
Harold W. Paul	68	Director
Walter C. Johnsen	66	Director
Kelly J. Anderson	49	Director

Halden S. Shane: Dr. Shane has been our Chief Executive Officer and Chairman of the Board since October 15, 2007, when we commenced our current operations. Until 2009, Dr. Shane also served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane resigned all positions and closed Tiger Management International in 2009. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced Podiatric Surgery specializing in ankle arthroscopy. Dr. Shane received his Bachelor of Science degree from the University of Miami in 1969, his Bachelor of Medical Science degree from California College of Podiatric Medicine in 1971, and his Doctor of Podiatric Medicine Degree from the California College of Podiatric Medicine in 1973. He is Board Certified by the American Board of Podiatric Surgery, American Board of Orthopedics, and the American Board of Quality Assurance and Review. Dr. Shane brings to our Board experience in in the medical and finance industries.

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

Harold W. Paul: Mr. Paul has been one of our directors since June 2009. He has been engaged in the private practice of law for more than thirty-five years, primarily as a securities specialist. Mr. Paul has been company counsel to public companies listed on the AMEX, NASDAQ and OTC exchanges. He has served as a director for six public companies in a variety of industries, including technology and financial services. He holds a BA degree from SUNY at Stony Brook and a JD from Brooklyn Law School and is admitted to practice in New York and Connecticut. Mr. Paul brings to our Board experience as a director of public companies and with the United States securities laws.

Walter C. Johnsen: Mr. Johnsen has been one of our directors since January 29, 2016. Since January 1, 2007, Mr. Johnsen has served as Chairman of the Board and Chief Executive Officer of Acme United Corporation, a leading worldwide supplier of innovative branded cutting, measuring and safety products in the school, home, office, hardware & industrial markets. From November 30, 1995 to December 31, 2006, he held the titles of President and Chief Executive Officer at Acme United. Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen holds a Bachelor of Science in Chemical Engineering and a Master of Science in Chemical Engineering from Cornell University, and a Master of Business Administration from Columbia University. Mr. Johnsen brings to our Board experience with business and operations.

Kelly J. Anderson: Ms. Anderson has been one of our directors since January 29, 2016. Ms. Anderson is a partner in C Suite Financial Partners, a financial consulting services company dedicated to serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Between July 2014 and March 2015, Ms. Anderson was CFO of Mavenlink, a SaaS company, between October 2012 and January 2014, Ms. Anderson was Chief Accounting Officer of Fisker Automotive, between April 2010 and February 2012, Ms. Anderson was the President and Chief Financial Officer of T3 Motion, Inc., (“T3”), an electric vehicle technology company. Between March 2008 and April 2010, she served as T3’s Executive Vice President and Chief Financial Officer, and as a director from January 2009 until January 2010. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit reporting agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., all of which were real estate investment funds managed by TripleNet Properties. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company. Ms. Anderson is an inactive California CPA and a 1989 graduate of the College of Business and Economics at California State University, Fullerton. Ms. Anderson brings to our Board experience in finance.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers. There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Board Composition

Our Board currently consists of four members. Our bylaws provide that our directors will hold office until their successors have been duly elected and qualified. Our Board is responsible for the business and affairs of our Company and considers various matters that require its approval. Our executive officers are appointed by our Board and serve at its discretion.

Scientific Advisory Board

In February of 2017, the Company approved and announced the formation of the TOMI Scientific Advisory Board. The Scientific Advisory Board operates under the terms of a written Advisory Board Charter.  The role of TOMI's scientific advisory board will be to:;

(1)
constructively challenge and help develop proposals on strategy;
(2)
attend Scientific Advisory Board meetings;
(3)
accept responsibility, publicly and, where necessary, in writing when required to do so under any act, regulation or code of conduct;
(4)
scrutinize the performance of management in meetings, prepare agreed goals and objectives, and monitor the reporting of performance on technological and regulatory trends that will impact our business;.
(5)
set forth our strategic goals with respect to scientific research and development and liaise with us to ensure we obtain the necessary resources to meet our objectives, in scientific research and development;
(6)
devote time to developing and refreshing the knowledge of our Company's technology, products and mission in “Innovating for a Safer World”; and
(7)
uphold the highest standards of integrity and probity, and support us in maintaining the appropriate culture, values and behaviors.

The Scientific Advisory Board consists of the following members:

William M. Brown, PhD, MBA, JD: William M. Brown, PhD, MBA, JD is a consultant and advisor to a series of biotech and life sciences companies. Dr. Brown is a seasoned attorney in intellectual property with experience in healthcare-related matters. He is licensed to practice law in several states and is a registered patent attorney. His consulting experience includes intellectual property portfolio management, clinical trial contracts, and patent/business development matters. He holds a PhD from the University of Southampton, England, an MBA from Fairleigh Dickinson University, and a JD from New York Law School. Dr. Brown conducted postdoctoral research at Harvard University, Johnson & Johnson, the National Institutes of Health (“NIH”), and Memorial Sloan -Kettering Cancer Center.

Miguel A. Grimaldo, MEng: Miguel A. Grimaldo, MEng is an Assistant Professor in the Department of Pathology, Director of Institutional Biocontainment Resources at the University of Texas Medical Branch (“UTMB”) and the Director of the Biocontainment Engineering Division for the Galveston National Laboratory. His responsibilities include the review of all design, construction, commissioning and operation of High and Maximum containment laboratories as well as to ensure regulatory compliance and to conduct ongoing evaluation and recertification on all critical containment features, equipment and operations for Biosafety Level 3 (BSL‐3), Animal Biosafety Level 3 (ABSL-3) and Biosafety Level 4 (BSL-4) laboratory facilities at UTMB. He is also a member of the UTMB Institutional Biosafety Committee. He has served as Committee Member for development of the ANSI Z9.14‐2014 Standard‐ Testing and Performance‐Verification Methodologies for Ventilation Systems for Biosafety Level 3 (BSL‐3) and Animal Biosafety Level 3 (ABSL3) facilities as well as for the 2016 Edition of the National Institute of Health (NIH) ‐ Design Requirements Manual (DRM) for Biomedical Laboratories and Animal Research Facilities. Mr. Grimaldo routinely serves as Biocontainment Advisor for containment laboratories nationally and internationally on design, construction and operations and also routinely contributes to a technical column in the American Biological Safety Association (ABSA) journal, Applied Biosafety, entitled, “Containment Talk”. Mr. Grimaldo obtained his Masters of Engineering from the University of Louisville and Bachelor of Science degrees in Agricultural Engineering and Agricultural Economics from Texas A&M University.

Dr. Helene Paxton, MS, MT(ASCP), PhD, CIC: Dr. Helene Paxton, MS, MT(ASCP), PhD, CIC, is an Infection Preventionist, owner of Bio Guidance, LLC, adjunct biology professor at Rowan University and Director of Infection Prevention at Saint Francis Healthcare. She is Infection Control Certified (CIC), board certified as an International Medical Laboratory Scientist and holds a PhD in Epidemiology. Dr. Paxton has over 40 years of experience in medical devices and infectious disease consulting. Dr. Paxton obtained her PhD from Kennedy Western University and her MS from Bowling Green State University.

Audit Committee

Our Audit Committee was established in June 2009 and in 2016 was comprised of Ms. Anderson, Mr. Fred and Mr. Paul. Ms. Anderson serves as chairperson of the Audit Committee. The Company relies on the exemption related to Mr. Paul's lack of standing as a financial expert, since a majority of the Audit Committee was comprised of financial experts and does not believe the committee composition materially affects its ability to act independently. The Audit Committee operates under a written charter, which is available at http://investor.tomimist.com/corporate-governance/audit-committee-charter. The purpose of the Audit Committee is to assist the Board in monitoring the integrity of the annual, quarterly and other financial statements of the Company, the independent auditor’s qualifications and independence, the performance of the Company’s independent auditors and the compliance by the Company with legal and regulatory requirements. The Audit Committee also reviews and approves all related-party transactions. Mr. Fred, one of the independent directors on the Audit Committee, resigned in March 2017, and thus, the Audit Committee does not currently have a majority of independent directors. It is the Company’s intent to remedy this by adding an independent director to the Audit Committee by its next annual meeting. Our Board has determined that Ms. Anderson is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

Code of Ethics

The Board adopted a Code of Ethics in 2008 applies to, among other persons, Board members, officers including our Chief Executive Officer, contractors, consultants and advisors. Our Code of Ethics, which is available at http://investor.tomimist.com/corporate-governance/code-of-ethics, sets forth written standards designed to deter wrongdoing and to promote:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock . Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2016 and 2015, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option/ Warrant Awards ($)(1)		All Other Compensation ($)	Total ($)

Halden S. Shane	2016	360,000	—	—		355,307	(2)	—	715,307
Chairman and CEO	2015	36,000(2)	—	101,250	(3)	317,268	(4)	—	454,518

Nick Jennings	2016	135,000	—	—		73,636		—	208,636
CFO	2015	90,000	—	45,900	(5)	29,612	(6)	—	165,512

Norris Gearhart(7)	2016	152,200	—	—		—		—	152,200
COO	2015	132,333	—	45,000	(8)	—		—	177,333

Robert Wotzcak(9)	2016	202,205	—	76,500		—		80,000	358,705
President	2015	—	—	—		—		—	—

(1)
The amounts shown in this column represent the aggregate grant date fair value of stock, option and/or warrant award, as applicable, granted in the year computed in accordance with FASB ASC Topic 718. See Note 2 of the notes to our audited consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of valuation assumptions made in determining the grant date fair value of the awards.
(2)
On January 15, 2016, we entered into a new employment agreement with Dr. Shane, effective January 1, 2016. The agreement provides for a base annual salary of $360,000. The agreement also provides for the quarterly issuance of an option to purchase 250,000 shares of common stock in 2016 with an exercise price equal to the three day trailing volume weighted average price of our common stock. Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including: (i) a minimum semi-annual grant of an option to purchase up to 250,000 shares of common stock and (ii) a cash bonus, determined in the sole discretion of the Board. Pursuant to his employment agreement, during the year ended December 31, 2016, we issued Dr. Shane five-year warrants to purchase an aggregate of 1,000,000 shares of common stock as executive compensation. The exercise price of the warrants ranges from $0.27 to $0.50 per share, based on the closing price of our common stock on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $355,000, with the following assumptions: volatility, 146%–162%; expected dividend yield, 0%; risk free interest rate, 1.17%–1.95%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants ranged from $0.24–$0.51. The Company recognized equity-based compensation to Dr. Shane of approximately $355,000 on the warrants during the year ended December 31, 2016.
(3)
In August 2015, the Board approved the issuance of 225,000 shares of common stock valued at $101,250 as a bonus.
(4)
On February 11, 2014, the Board approved the issuance to Dr. Shane of a five-year warrant to purchase 3,000,000 shares of common stock as executive compensation. The warrant has a term of five years and vest as follows: 1,000,000 warrants vested upon issuance; 1,000,000 warrants vested as of February 11, 2015, and 1,000,000 warrants vested as of February 11, 2016. The exercise price of the warrant is $0.30 per share based on the closing price of our common stock on the issuance date of $0.32 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $952,000, with the following assumptions: volatility, 233%; expected dividend yield, 0%; risk free interest rate, 1.54%; and a life of 5 years. The grant date fair value of each warrant was $0.32. The Company recognized equity-based compensation to Dr. Shane of approximately $317,268 with respect to the vested portion of the warrant and the accrual of the unvested portion of the warrant for the year ended December 31, 2015.
(5)
The  CFO’s current agreement provides for a base annual salary of $132,000, which was increased to $144,000 in October 2016. In August 2015, the Board approved the issuance of 62,000 shares of common stock valued at $27,900 as a bonus to Mr. Jennings. In addition, Mr. Jennings was issued 50,146 shares of common stock valued at $18,000 under his prior employment agreement.

(6)
The CFO’s prior employment agreement with the Company provided for a monthly salary of $5,000 to be paid in the form of cash and $2,000 per month to be paid in common stock. As part of Mr. Jennings’ agreement, warrants to purchase 300,000 shares of common stock were issued with a term of five years, vesting 100,000 upon the grant date, 100,000 on October 1, 2015 and 100,000 on October 1, 2016. The exercise price of the warrant is $0.30 per share based on the volume weighted average price of the common stock for the five days prior to the grant date. They were valued at $89,000 using the Black Scholes model using the following assumptions: volatility, 221%; divided yield, 0%; discount rate, 1.80%; and a life of 5 years. The Company recognized approximately $29,612 in compensation charges on the vested warrants and accrual of unvested warrants for the year ended December 31, 2015.
(7)
Mr. Gearhart resigned from his position as Chief Operating Officer effective December 30, 2016.
(8)
In August 2015, the Board approved the issuance of 100,000 shares of common stock valued at $45,000 as a bonus to Mr. Gearhart.
(9)
Mr. Wotczak resigned from his position as President effective December 2, 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth certain information with respect to outstanding warrants to purchase common stock previously awarded to the Company’s named executive officers as of December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Warrants/ Options Exercisable (#)	Number of Securities Underlying Unexercised Warrants/ Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiration Date
Halden S. Shane	3,500,000(1)	—	—	$0.30	10/15/2017
	3,000,000(2)	—	—	$0.30	2/11/2019
	250,000(3)	—	—	$0.50	3/31/2021
	250,000(4)	—	—	$0.42	6/30/2021
	250,000(5)	—	—	$0.32	9/30/2021
	250,000(6)	—	—	$0.27	12/30/2021

Nick Jennings	300,000(7)	—	—	$0.30	10/1/2019
	100,000(8)	—	—	$0.55	1/26/2021

Norris Gearhart(9)	—	—	—	—	—

(1) (2) (3) (4) (5) (6) (7) (8) (9)
Warrants vested on 10/15/2012 and have a term of 5 years
Warrants vested in increments of 1,000,000 on 2/11/2014, 2/11/2015 and 2/11/2016 and have a term of 5 years
Warrants vested on 3/31/2016 and have a term of 5 years
Warrants vested on 6/30/2016 and have a term of 5 years
Warrants vested on 3/31/2016 and have a term of 5 years
Warrants vested on 12/30/2016 and have a term of 5 years
Warrants vested in increments of 100,000 on 10/1/2014, 10/1/2015 and 10/1/2016 and have a term of 5 years
Warrants vested on 1/26/2016 and have a term of 5 years
Mr. Gearhart resigned from his position as Chief Operating Officer effective December 30, 2016

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Employment Agreements

We have entered into employment agreements with each of the named executive officers and generally include the named executive officer’s initial base salary and an indication of equity compensation opportunities.

Halden S. Shane

On January 1, 2014, we entered into an employment agreement with Halden S. Shane, our Chief Executive Officer. The term of the employment agreement extended through December 31, 2016 with automatic renewal for successive one-year periods unless otherwise terminated by either party thereunder. Dr. Shane’s annual base salary was $36,000, which would increase to $120,000 if the Company’s gross revenues exceeded $5,000,000 on a calendar year basis and to $175,000 if the Company’s gross revenues exceeded $10,000,000 on a calendar year basis. Dr. Shane also received a grant of a five-year warrant to purchase 3,000,000 shares of our common stock at a price of $0.30 per share, which vested as follows: 1,000,000 shares vested upon issuance, 1,000,000 shares vested on February 11, 2015 and 1,000,000 vested on February 11, 2016. Dr. Shane’s employment agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information. Under the employment agreement, Dr. Shane assigned any and all of his rights to Company proprietary information to the Company and agreed that all property created by him during and in connection with his employment constitutes “works for hire” as defined in the United States Copyright Act.

On January 15, 2016, we entered into a new employment agreement with Dr. Shane, effective January 1, 2016. The agreement provides for a base annual salary of $360,000. The agreement also provides for the quarterly issuance of an option to purchase 250,000 shares of common stock in 2016 with an exercise price equal to the three day trailing volume weighted average price of our common stock. In the event Dr. Shane is terminated for any reason or becomes disabled or dies, any options he holds at such time will become cashless and will be entitled to piggyback registration and exercise immediately. Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including (i) a minimum semi-annual grant of stock options to purchase up to 250,000 shares of common stock and (ii) a cash bonus, determined in the sole discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for certain business and entertainment expenses, including the use of an automobile.

In the event Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two year’s salary at the time of such termination and will be granted an option to purchase 3,000,000 shares of common stock that are cashless and, when exercised, will have piggyback registration or demand registration rights, and if applicable, any and all outstanding stock grants will be accelerated and be fully vested.

The Board may terminate Dr. Shane for cause by written notification to Dr. Shane; provided, however, that no termination for cause will be effective unless Dr. Shane has been provided with prior written notice and opportunity for remedial action and fails to remedy within 30 days thereof, in the event of a termination by the Company (i) by reason of willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company, (ii) by reason of material breach of his employment agreement and (iii) by reason of gross negligence or intentional misconduct with respect to the performance of duties under the agreement. Upon termination for cause, Dr. Shane will be immediately paid an amount equal to his gross salary. The Board may terminate Dr. Shane other than for cause at any time upon giving notice to Dr. Shane. Upon such termination, Dr. Shane will be immediately paid an amount equal to his gross salary.

Nick Jennings

On September 30, 2014, we entered into an employment agreement with Nick Jennings, our Chief Financial Officer, to provide part-time services. The term of the employment agreement expired in December 31, 2014. Mr. Jennings’ salary was $5,000 per month payable in cash, paid bi-weekly, and $2,000 per month payable in common stock, paid quarterly. Mr. Jennings also received a five-year warrant to purchase up to 300,000 shares of common stock at a price of $0.30 per share, which represented the volume weighted-average price per share of our common stock on October 1, 2014, and vested as follows: 100,000 shares vested upon issuance, 100,000 shares vested on October 1, 2015, and 100,000 shares vested on October 1, 2016. In connection with the employment agreement, Mr. Jennings entered into agreements that included restrictive covenants of non-solicitation and confidentiality of proprietary information.

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he continues to serve as our Chief Financial Officer. Mr. Jennings' annual salary is $132,000, which is reviewed annually. On January 26, 2016, we issued Mr. Jennings a five year warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.55 per share. The agreement also provided for the issuance of an additional five year warrant to purchase 100,000 shares of common stock in 2016, however, this provision was modified to grtant a salary increase in lieu of the options. In October 2016, Mr. Jennings' annual salary was increased to $144,000 per year. Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Jennings for certain business and entertainment expenses. In the event of a change in control of the Company that results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year's salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such termination date after the second employment anniversary.

Norris Gearhart

On October 16, 2014, we entered into an employment agreement with Norris Gearhart pursuant to which he agreed to serve as our Chief Operating Officer. Mr. Gearhart’s annual salary was $126,000. Additionally, Mr. Gearhart received 100,000 shares of common stock upon signing his agreement, a monthly transportation expense of up to $500 towards a vehicle and the ability to receive an additional cash or equity bonus upon the achievement of pre-agreed performance objectives.

On September 2, 2015, we entered into a new employment agreement with Mr. Gearhart, which superseded his prior agreement, pursuant to which he continued to serve as our Chief Operating Officer. Mr. Gearhart’s annual salary was $145,000. The agreement provides that Mr. Gearhart will receive annual an annual option grant to purchase up to 250,000 shares of common stock at an exercise price equal to the volume weighted average price of the five-day period prior to the close of the year. Mr. Gearhart is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Gearhart for certain business and entertainment expenses, including a monthly transportation expense of up to $600 towards a vehicle. In the event of a change in control of the Company that results in his termination, Mr. Gearhart is entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Gearhart will receive an amount equal to his annual salary as of such termination date after the second employment anniversary. Mr. Gearhart resigned from his position as Chief Operating Officer effective December 30, 2016.

Robert Wotczak

On February 8, 2016, we entered into an employment agreement with Robert Wotzcak pursuant to which he agreed to serve as our President. Mr. Wotczak’s annual salary is $240,000. Additionally, on April 19, 2016, in accordance with the terms of the agreement, we issued him 150,000 shares of common stock. Mr. Wotczak will also be entitled to (i) an annual grant of an option to purchase up to 250,000 shares of common stock at market price under the 2016 Plan, (ii) additional shares of common stock granted on an annual basis based on achievement of performance objectives, (iii) an annual raise and/or bonus for meeting or achieving certain performance objectives, (iv) a vehicle expense up to $750 per month and (v) health insurance contributions equal to 80% toward the cost of an individual plan. The agreement also provides that we will reimburse Mr. Wotczak for certain business and entertainment expenses. Mr. Wotczak’s agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information.

In the event of a change in control of the Company that results in his termination, Mr. Wotczak will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. The Company may terminate Mr. Wotczak’s employment at any time; provided, however, that the Company must provide fourteen days’ notice if it terminates Mr. Wotczak’s employment as a result of any of the following: (a) the sale of substantially all of the Company’s assets, (b) the sale, exchange, or other disposition in one transaction of the majority of the Company’s outstanding capital stock, (c) the Company’s decision to terminate its business and liquidate its assets, (d) the merger or consolidation of the Company with another company, or (e) bankruptcy or chapter 11 reorganization. Mr. Wotczak resigned from his position as President effective December 2, 2016. No options were granted or issued to Mr. Wotzcak during his employment.

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)

Harold W. Paul (1)	—	—	13,745	60,000	73,745
Walter Johnsen (2)	16,667	—	13,745	—	30,412
Kelly Anderson (3)	17,333	—	13,745	—	31,078
Edward Fred (4)	16,667	—	13,745	—	30,412

(1)
In February 2016, we issued Mr. Paul an option to purchase 25,000 shares of common stock valued at $13,745. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026. The option award was valued using the Black-Scholes model using the following assumptions: volatility: 224%; dividend yield: 0%; zero coupon rate: 1.47%; and a life of 10 years. Mr. Paul also received $60,000 in cash compensation in exchange for legal services rendered during 2016.

(2)
Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of an option to purchase 25,000 shares of common stock. In February 2016, we issued Mr. Johnsen an option to purchase 25,000 shares of common stock. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026.

(3)
Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Ms. Anderson provides for an annual fee in the amount of $26,000 paid on a quarterly basis and an annual grant of an option to purchase 25,000 shares of common stock. In February 2016, we issued Ms. Anderson an option to purchase 25,000 shares of common stock. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026.

(4)
Mr. Fred was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for one year and until a successor is elected, or resignation or removal. Our agreement with Mr. Fred provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of an option to purchase 25,000 shares of common stock. In February 2016, we issued Mr. Fred an option to purchase 25,000 shares of common stock. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation  Plan Information

We currently maintain one compensation plan: the 2016 Plan. The 2016 Plan was approved by the Board on January 29, 2016, subject to approval by our shareholders. If the 2016 Plan is approved by our shareholders, it will authorize the issuance of 5,000,000 shares of common stock. We intend to submit the 2016 Plan to our shareholders for approval at our next annual meeting of shareholders. On August 25, 2015, the Board terminated the 2008 Plan, which we had maintained previously and which our shareholders had approved. Accordingly, we will issue future awards under the 2016 Plan.

The following table provides information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	100,000	(1)	$0.96	—
Equity compensation plans not approved by security holders	15,775,000	(2)	$0.36	—
Total	15,875,000		$0.37	—

(1)	Prior to August 25, 2015, we granted awards under the 2008 Plan.
(2)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.
(3)	On January 29, 2016, the Board approved the 2016 Plan, subject to shareholder approval, which permits the grant of awards for up to 5,000,000 shares of common stock.

2016 Equity Compensation Plan

Shareholder approval is necessary to provide the Board, or a committee thereof (collectively, the “Committee”), with the flexibility to grant certain awards that that are designed to qualify for special tax treatment under Section 422 of the Internal Revenue Code (the “Code”) or qualify as “performance-based compensation” under Section 162(m) of the Code.

Purpose

Our success depends, in large measure, on our ability to recruit and retain the services of individuals with outstanding ability and experience. We also believe there is a need to align the interests of our shareholders and such individuals by encouraging such ownership by such individuals of our stock and to motivate them with compensation conditioned upon their achievement of our financial goals. The objectives of the 2016 Plan are to optimize our profitability and growth through incentives that are consistent with our goals and that link the personal interests of our 2016 Plan participants to those of our shareholders; to provide our 2016 Plan participants with an incentive for excellence in individual performance; and to promote teamwork among our 2016 Plan participants.

Administration

The 2016 Plan is administered by the Board or the Committee, if designated by the Board. As permitted by law, the Committee may delegate its authority. The Committee must consist of no fewer than two members of our Board who are non-employee Directors as defined by Rule 16b-3 under the Exchange Act and meet certain other independence requirements. The Committee serves at the pleasure of our Board. The Committee acts by majority vote of all members taken at a meeting of the Committee at which a quorum of members is present or by the written affirmation of all of its members without a meeting. A quorum consists of a majority of the directors being present at the meeting.

Except as otherwise limited by law or by our Restated Articles of Incorporation or Bylaws, the Committee has full power to select individuals who will participate in the 2016 Plan; determine the sizes and types of awards under the 2016 Plan; determine the terms and conditions of awards in a manner consistent with the 2016 Plan; and construe and interpret the 2016 Plan and any agreement entered into under the 2016 Plan. The Committee may permit or require a participant to defer his or her receipt of the payment of cash or the delivery of shares of our common stock that would otherwise be due to that participant by virtue of the exercise of an option or SAR, the lapse or waiver of restrictions with respect to restricted stock or RSUs, or the satisfaction of any requirements or goals with respect to performance units/shares. If a deferral election is required or permitted, the Committee, in its sole discretion, will establish rules and procedures for the payment deferrals, provided that such deferrals will be in compliance with the rules applicable to non-qualified deferred compensation under Section 409A of the Code. Further, the Committee may make all other determinations which may be necessary or advisable for the administration of the 2016 Plan.

All determinations and decisions made by the Committee under the provisions of the 2016 Plan and all related orders and resolutions of the Board will be final, conclusive and binding on all persons, including our shareholders, Directors, employees, participants and their estates and beneficiaries, and us.

Eligibility

Officers, employees and directors who are employees of the Company and its subsidiaries are eligible to participate in all forms of awards under the 2016 Plan. The 2016 Plan defines “employee” as any full-time, active employee of ours or one of our subsidiaries.

Directors who are not employees of the Company or its subsidiaries and consultants are eligible to participate in all forms of award under the 2016 Plan, except for incentive stock options, performance shares and performance units.

Stock Available for Issuance under the 2016 Plan

The 2016 Plan provides for a number of forms of stock-based compensation, as further discussed below. Up to 5,000,000 shares of the common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to the Company. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.

Description of Awards under the 2016 Plan

Awards to Company Employees. Under the 2016 Plan, the Committee may award to eligible employees incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

Awards to Non-Employees. The Committee may award to non-employees, including non-employee directors, non-qualified stock options, SARs, restricted stock and restricted stock units.

Stock Options

The Committee has discretion to award incentive stock options (“ISOs”), which are intended to comply with Section 422 of the Code, or nonqualified stock options (“NQSOs”), which are not intended to comply with Section 422 of the Code. The exercise price of an option may not be less than the fair market value of the underlying shares of common stock on the date of grant. The 2016 Plan defines “fair market value” as the closing sale price of our common stock on the national securities exchange on which the shares are traded or, if the Shares are publicly traded but not listed or admitted to trading on a national securities exchange, the average of the closing bid and asked prices on the date of determination as reported by The Wall Street Journal or, if none of the foregoing is applicable to the valuation in question, the value will be determined by the Committee in good faith. If an award of stock options is intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum number of shares which may be subject to stock options granted in any calendar year to any one participant who is a “covered employee” is 250,000.

Options granted to employees under the 2016 Plan will expire at such times as the Committee determines at the time of the grant; provided, however, that no option will be exercisable later than ten years after the date of grant. Each option award agreement will set forth the extent to which the participant will have the right to exercise the option following termination of the participant’s employment with the Company. The termination provisions will be determined within the discretion of the Committee, may not be uniform among all participants and may reflect distinctions based on the reasons for termination of employment. Notwithstanding the foregoing, unless the terms of the award agreement otherwise provide for a shorter exercise period, ISOs must be exercised within three months after an employee’s termination of employment. However, if the termination is due to disability (as defined under Code Section 22(e)(3)), the ISOs must be exercised within one year after an employee’s termination of employment. If the termination is due to death, the ISOs may be exercised at any time during the option term. Subject to the specific terms of the 2016 Plan, the Committee will have discretion to set such additional limitations on such grants as it deems appropriate. The award agreement will reflect these limitations.

Upon the exercise of an option granted under the 2016 Plan, the option price is payable in full to the Company, either: (a) in cash or its equivalent, (b) if permitted in the award agreement, by tendering shares having a fair market value at the time of exercise equal to the total option price (provided that such shares have been held by the optionee for at least six months prior to their tender) or (c) by any combination of the foregoing methods of payment. The Committee may also allow options granted under the 2016 Plan to be exercised by a cashless exercise through a broker, as permitted under Federal Reserve Board Regulation T, or any other means the Committee determines to be consistent with the 2016 Plan’s purpose and applicable law, including by cashless exercise directly with the Company whereby the Company, following its receipt of the participant’s notice of exercise, would withhold the proper number of Company shares which would have a fair market value on the date of exercise equal to the option exercise price.

The Committee may award stock appreciation rights (“SARs”) under the 2016 Plan upon such terms and conditions as it may establish. At the discretion of the Committee, the payment upon SAR exercise may be in cash, in shares of common stock of equivalent value, or in some combination thereof. The Committee’s determination regarding the form of payment for the exercised SAR will be set forth in the award agreement. The Committee may award either (i) freestanding SARs, which are SARs granted as an independent instrument and are not granted in conjunction with any stock options, or (ii) SARs in tandem with stock options (a “tandem SAR”). A tandem SAR entitles the participant to exercise it as an option or as an SAR. The election of one type of exercise prevents it from being exercised as the other type. A tandem SAR may not be granted to a non-employee Director unless the related option is a NQSO. The exercise price of a freestanding SAR will equal the fair market value of a share of common stock on the date of grant, whereas the exercise price of a tandem SAR issued in connection with a stock option will equal the option price of the related option. If an award of SARs is intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum number of shares which may be subject to SARs awarded in any calendar year to any one participant who is a “covered employee” is 250,000.

The Committee will determine in its discretion the term of an SAR granted under the 2016 Plan. Each award agreement will set forth the extent to which the participant will have the right to exercise the SAR following termination of the participant’s employment with the Company. The termination provisions will be determined by the Committee in its sole discretion, need not be uniform among all participants and may reflect distinctions based on the reasons for termination of employment. The term of an SAR may not exceed ten years from the date of grant. Therefore, no SAR may be exercisable later than ten years after the date of award.

Except as otherwise limited by the 2016 Plan, freestanding SARs may be exercised upon whatever terms and conditions the Committee, in its sole discretion, imposes upon them. The Committee will determine the number of shares of common stock covered by and the exercise period of the SAR. Upon exercise of a freestanding SAR, the participant will receive an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the grant price, multiplied by the number of shares of stock exercised under the SAR.

In the case of a tandem SAR, the Committee may determine the exercise period of the SAR, except that the exercise period may not exceed that of the related option. The participant may exercise the tandem SAR when the option is exercisable and receive on exercise an amount equal to the excess of the fair market value of one share of common stock on the date of exercise over the option purchase price, multiplied by the number of shares of stock covered by the surrendered option. Upon exercise of an SAR awarded in tandem with a stock option, the number of shares of our common stock for which the related option was exercisable will be reduced by the number of shares for which the SAR was exercised.

Notwithstanding any other provision of this 2016 Plan to the contrary, with respect to a tandem SAR granted in connection with an ISO (i) the tandem SAR will expire no later than the expiration of the underlying ISO; (ii) the value of the payout with respect to the tandem SAR may be for no more than 100% of the difference between the option price of the underlying ISO and the fair market value of the shares subject to the underlying ISO at the time the tandem SAR is exercised; and (iii) the tandem SAR may be exercised only when the fair market value of the shares subject to the ISO exceeds the option price of the ISO.

Restricted Stock

The Committee may impose restrictions and conditions as to awards of shares of restricted stock as it deems advisable. As specified in the relevant award agreement, restrictions may include a requirement that participants pay a stipulated purchase price for each share of restricted stock, restrictions based upon the achievement of specific performance goals (Company-wide, divisional and/or individual), time-based restrictions on vesting following the attainment of the performance goals and/or restrictions under applicable federal or state securities laws.

We may retain in our possession the certificates representing shares of restricted stock until the time when all conditions and/or restrictions applicable to those shares awarded under the 2016 Plan have been satisfied. Generally, shares of restricted stock covered by each restricted stock grant made under the 2016 Plan will become freely transferable by the participant following the last day of the applicable period of restriction. However, even after the satisfaction of the restrictions and conditions imposed by the 2016 Plan and the particular award agreement, shares owned by an affiliate of the Company will be subject to restrictions on transfer under the Securities Act of 1933, as amended.

Awards to Employees. The Committee may choose to award shares of restricted stock under the 2016 Plan upon such terms and conditions as it may establish. If an award of restricted stock is intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum number of shares which may be granted in the form of restricted stock in any one calendar year to any one participant who is a “covered employee” is 250,000. The award agreement will specify the period(s) of restriction, the number of shares of restricted stock granted, requirements that a participant pay a stipulated purchase price for each share, restrictions based upon the achievement of specific performance objectives, other restrictions governing the subject award and/or restrictions under applicable federal or state securities laws. Recipients may have the right to vote these shares from the date of grant, as determined by the Committee on the date of award. As determined by the Committee on the date of award, participants may receive dividends on their shares of restricted stock. Dividends accrued on restricted stock will be paid only if the restricted stock vests.

Each award agreement for restricted stock will specify the extent to which the participant will have the right, if any, to retain unvested restricted stock following termination of the participant’s employment with the Company. In its sole discretion, the Committee will make these determinations; these provisions need not be uniform among all awards of restricted stock issued under the 2016 Plan and may reflect distinctions based on reasons for termination of employment. Except in the case of terminations by reason of death or disability, restricted stock, which is intended to qualify for performance-based compensation under Section 162(m) and which is held by “covered employees” under Section 162(m), will be forfeited by the participant to the Company upon termination of employment.

Awards to Non-Employee Directors. Restricted stock awards to non-employee Directors will be subject to the restrictions for a period (the “Restricted Period”), which will commence upon the date when the restricted stock is awarded and will end on the earliest of the first to occur of the following:

●
the retirement of the non-employee Director from the Board in compliance with the Board’s retirement policy as then in effect;
●
the termination of the non-employee Director’s service on the Board as a result of the non-employee Director’s not being nominated for reelection by the Board;
●
the termination of the non-employee Director’s service on the Board because of the non-employee Director’s resignation or failure to stand for reelection with the consent of the Board (which means approval by at least 80% of the Directors voting, with the affected non-employee Director abstaining);
●
the termination of the non-employee Director’s service on the Board because the non-employee Director, although nominated for reelection by the Board, is not reelected by the shareholders;
●
the termination of the non-employee Director’s service on the Board because of (i) the non-employee Director’s resignation at the request of the Nominating and Governance Committee of the Board, (ii) the non-employee Director’s removal by action of the shareholders or by the Board, or (iii) a Change in Control of the Company, as defined in the 2016 Plan;
●
the termination of the non-employee Director’s service on the Board because of disability or death; or
●
the vesting of the award.

As of the date specified by the Committee, each non-employee Director will be awarded that number of shares of restricted stock as determined by the Board, after consideration of the recommendations of the Committee. A non-employee Director who is first elected to the Board on a date subsequent to the date so specified will be awarded that number of shares of restricted stock as determined by the Board, after consideration of the recommendations of the Committee. The amount of the award for the upcoming 2016 Plan year will be disclosed in the Company’s proxy statement for the Company’s annual meeting of shareholders. The 2016 Plan provides that non-employee Directors receiving restricted stock may have, subject to the provisions of the 2016 Plan, all of the rights of a shareholder with respect to the shares of restricted stock, including the right to vote the shares and receive cash dividends and other cash distributions thereon. If a non-employee Director ceases to be a member of the Board for any other reason, including removal or resignation for “Cause,” as defined in the 2016 Plan, the non-employee Director will forfeit to the Company all restricted stock awarded to him or her for which the Restricted Period has not ended.

Restricted Stock Units

The Committee may award restricted stock units (“RSUs”). Each RSU will have a value equal to the fair market value of a share of our common stock on the date of grant. The maximum aggregate award of RSUs to any one participant who is a “covered employee” during any one fiscal year will be equal to the fair market value of 250,000 shares; provided, further, that the maximum aggregate award of restricted stock and RSUs for any one fiscal year will be coordinated so that in no event will any one participant be awarded more than the fair market value of 250,000 shares taking into account all such awards. In its discretion, the Committee may impose conditions and restrictions on RSUs, as specified in the RSU award agreement, including restrictions based upon the achievement of specific performance goals and time-based restrictions on vesting. As determined by the Committee at the time of the award, settlement of vested RSUs may be made in the form of cash, shares of Company stock, or a combination of cash and Company stock. Settlement of vested RSUs will be in a lump sum as soon as practicable after the vesting date. The amount of the settlement will equal the fair market value of the RSUs on the vesting date. Each RSU will be credited with an amount equal to the dividends paid on a share of Company stock between the date of award and the date the RSU is paid to the participant, if at all. Dividend equivalents will vest, if at all, upon the same terms and conditions governing the vesting of the RSUs under the 2016 Plan. Payment of the dividend equivalent will be paid at the same time as payment of the RSU. The holders of RSUs will have no voting rights.

Each award agreement for RSUs will specify the extent to which the participant will have the right, if any, to retain unvested RSUs following termination of the participant’s employment with the Company or, in the case of a non-employee Director, service with the Board. In its sole discretion, the Committee will make these determinations; these provisions need not be uniform among all awards of RSUs issued under the 2016 Plan and may reflect distinctions based on reasons for termination of employment or, in the case of a non-employee Director, service with the Board. Except in the case of terminations by reason of death or disability, RSUs awarded to participants who are “covered employees” and which are intended to qualify as performance-based compensation under Section 162(m), will be forfeited by the participant to the Company.

The Committee has the discretion to award performance units and performance shares under the 2016 Plan upon such terms and conditions as it may establish, as evidenced in the relevant award agreement. If an award of performance units or performance shares is intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum aggregate payout for awards of performance shares which may be granted in any one calendar year to any one participant who is a “covered employee” will be the fair market value of 250,000 shares, whereas the maximum aggregate payout for awards of performance units which may be granted in any one calendar year to any one participant will be $1,500,000. Performance units will have an initial value as determined by the Committee, whereas performance shares will have an initial value equal to one share of common stock on the date of award. At the time of the award of the performance units or shares, the Committee in its discretion will establish performance goals which, depending on the extent to which they are met, will determine the number and/or value of performance units or shares that will be paid out to the participant. Under the terms of the 2016 Plan, after the applicable performance period has ended, the holder of performance units or shares will be entitled to receive payout on the number and value of performance units or shares earned by the participant over the performance period. The payout on the number and value of the performance units and performance shares will be a function of the extent to which corresponding performance goals are met.

Payment of performance shares and performance units will be made in a single lump sum following the close of the applicable performance period. Upon satisfaction of the specified performance goals, the Committee will pay the earned performance shares in shares of common stock. In its discretion, the Committee may pay earned performance units in cash, in shares of Company stock or in a combination of cash and stock, which will have an aggregate fair market value equal to the value of the earned performance share or performance unit at the close of the applicable performance period. Participants will not be entitled to dividend or voting rights with respect to any performance shares or performance units earned but not yet distributed to a participant. Unless otherwise determined by the Committee, in the case of death or disability during the performance period, the participant, or his or her estate, will not be entitled to receive any payout of the performance shares or performance units. In the case of any other termination of the participant’s employment during the performance period, all performance shares and performance units intended to qualify as performance-based compensation will be forfeited by the participant.

Performance Measures

The Committee may grant awards under the 2016 Plan to eligible individuals, subject to the attainment of certain performance measures specified in the award agreement. The number of performance-based awards granted to an individual in any year is determined by the Committee in its sole discretion, subject to the maximum awards set forth in the 2016 Plan and as summarized above.

The value of each performance-based award will be determined solely upon the achievement of certain pre-established objective performance goals during each performance period. The duration of a performance period will be established by the Committee. The Committee will establish, in writing, the objective performance goals applicable to the valuation of performance-based awards granted in each performance period, the performance measures which will be used to determine the achievement of those performance goals, and any formulas or methods to be used to determine the value of the performance-based awards. The performance measures may be measured at the Company level, a subsidiary or affiliate level or an operating unit level. Under the 2016 Plan, the Committee may utilize any of the following measures of performance: net income either before or after income taxes, including adjusted net income; share price; earnings per share (basic or diluted); total shareholder return; return on assets; return on equity; operating income; return on capital or investment; cash flow or adjusted cash flow from operations; economic value added or adjusted cash flow per share of Company stock (net income plus or minus change in operating assets and liabilities); debt level; cost reduction targets, and equity ratios. The value of performance-based awards may be based on absolute measures or on a comparison of the Company’s financial measures during a performance period to the financial measures of a group of competitors.

Following the end of a performance period, the Committee will determine the value of the performance-based awards granted for the period based on the attainment of the pre-established objective performance goals. The Committee will also have discretion to reduce (but, in the case of awards to “covered employees” intended to qualify as performance-based compensation under Section 162(m), not to increase) the value of a performance-based award. The Committee will certify, in writing, that the award is based on the degree of attainment of the pre-established objective performance goals. As soon as practicable thereafter, payment of the awards to participants will be made in the form of shares of common stock and/or cash, as applicable.

Conditions to Award Payments

The rights of a participant under the 2016 Plan will be governed by the terms, conditions and requirements of the 2016 Plan and of the award agreement relating to the participant’s award(s) under the 2016 Plan. With respect to participants who are employees, if such participant terminates employment with the Company for any reason other than death while any award under the 2016 Plan remains outstanding, that participant will receive such shares or benefit only if, during the entire period from his or her date of termination to the date of such receipt, the participant consults and cooperates with the Company on matters under his or her supervision during the participant’s employment.

Adjustment and Amendments

The 2016 Plan provides for appropriate adjustments in the number of shares of Company stock subject to awards and available for future awards in the event of changes in outstanding common stock by reason of a merger, stock split, stock dividend, or certain other events.

The 2016 Plan may be modified or amended by the Board at any time and for any purpose which the Board deems appropriate. However, no such amendment may adversely affect any outstanding awards without the affected holder’s consent. No amendment may, without shareholder approval, (i) materially increase the benefits earned by participants under the 2016 Plan, (ii) materially increase the number of shares which may be issued under the 2016 Plan or (iii) materially modify the requirements for participation in the 2016 Plan.

Change in Control

In the event of a change in control, as defined in the 2016 Plan, generally all options and SARs granted under the 2016 Plan will become immediately exercisable; and restriction periods and other restrictions imposed on restricted stock and RSUs which are not intended to qualify as performance-based compensation under Section 162(m) under the Code will lapse. Any award intended to qualify as performance-based under Section 162(m) must be earned in accordance with the applicable award agreement.

Non-transferability

No award under the 2016 Plan may be sold, transferred, pledged, assigned or otherwise transferred in any manner by a participant except by will or by the laws of descent and distribution; and any award will be exercisable during a participant’s lifetime only by the participant or by the participant’s guardian or legal representative. These limitations may be waived by the Committee, subject to restrictions imposed under the SEC’s short-swing trading rules and federal tax requirements relating to incentive stock options.

Duration of the 2016 Plan

The 2016 Plan will remain in effect until all shares subject to the 2016 Plan have been purchased or acquired under the terms of the 2016 Plan, and all performance periods for performance-based awards granted under the 2016 Plan have been completed. However, no award is permitted to be granted under the 2016 Plan on or after January 29, 2026. The Board, upon recommendation of the Committee, may at any time amend, suspend or terminate the 2016 Plan in whole or in part for any purpose the Committee deems appropriate, subject, however, to the limitations referenced in “Adjustment and Amendments,” above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 17, 2017 for:

●
each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock or Series A preferred stock;
●
each of our directors and nominees for election to the Board;
●
each of the executive officers named in the summary compensation table; and
●
all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of Voting Stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 120,825,134 shares of common stock and 510,000 shares of Series A preferred stock outstanding at March 17, 2017. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 17, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212.

	Shares Beneficially Owned
	Common Stock			Series A Preferred Stock
	Shares		% of Class	Shares	% of Class	% of Total Voting Power(1)
Named Executive Officers and Directors:
Halden S. Shane, CEO and Chairman of the Board	27,845,048	(2)	21.6%	510,000	100%	21.9%
Harold W. Paul, Director	1,254,774	(3)	1.0%	—	—	1.0%
Walter Johnsen, Director	25,000	(4)	*	—	—	*
Kelly Anderson, Director	25,000	(5)	*	—	—	*
Norris Gearhart, Chief Operating Officer	300,000	(6)	*	—	—	*
Nick Jennings, Chief Financial Officer	512,145	(7)	*	—	—	*
All current directors and executive officers as a group (6 persons)	29,961,967	(8)	23.3%	510,000	100%	23.6%

5% Beneficial Owners:
Arise Asset Management Pte Ltd.	17,361,111	(9)	14.4%	—	—	14.4%
Ah Kee Wee	7,655,556	(10)	6.3%	—	—	6.2%

* Denotes ownership of less than 1%

(1)
Percentage of total voting power represents voting power with respect to all shares of our common stock and Series A preferred stock, as a single class. The holders of common stock and Series A preferred stock are each entitled to one vote per share.

(2)
Consists of (i) 18,845,048 shares of common stock held of record by Dr. Shane, (ii) 1,500,000 shares of common stock held of record by the Shane Family Trust, (iii) 1,000,000 shares of common stock held of record by Belinha Shane and (iv) 7,500,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Dr. Shane that are exercisable within 60 days of March 17, 2017. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(3)
Consists of (i) 1,189,774 shares of common stock held of record by Mr. Paul and (ii) 65,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 17, 2017.

(4)
Consists of 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 17, 2017.

(5)
Consists of 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 17, 2017.

(6)
Consists of (i) 300,000 shares of common stock held of record by Mr. Gearhart. Mr. Gearhart resigned from his position as Chief Operating Officer effective December 30, 2016.

(7)
Consists of (i) 112,145 shares of common stock held of record by Mr. Jennings and (ii) 400,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Mr. Jennings that are exercisable within 60 days of March 17, 2017.

(8)
Consists of (i) 21,946,967 shares of common stock, (ii) 7,900,000 shares of common stock issuable upon the exercise of warrants to purchase common stock and (iii) 115,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 17, 2017.

(9)
Based on information reported by Arise Asset Management Pte Ltd on Schedule 13D/A filed with the SEC on July 20, 2015. Of the shares of common stock beneficially owned, Arise Asset Management Pte Ltd reported that it has sole dispositive power and sole voting power with respect to 17,361,111 shares of common stock.

(10)
Based on information reported by Mr. Wee to the Company. Consists of (i) 4,655,556 shares of common stock and (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Mr. Wee that are exercisable within 60 days of March 17, 2017.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

For the year ended December 31, 2016, we incurred fees for legal services rendered by Harold Paul, one of our directors, in the amount of $60,000, and for the year ended December 31, 2015, we paid Mr. Paul a total of $161,250 as payment for legal services rendered, comprised of $60,000 cash and 225,000 shares of common stock valued at $101,250.

In January 2016, we entered into a distributor agreement with TOMI Asia to facilitate growth in Asia. Wee Ah Kee, one of our principal shareholders, is the Chief Executive Officer of TOMI Asia. We amended the agreement in August 2016, at which time TOMI Asia changed its name to SteraMist Asia. The initial term of our new agreement is three years and the agreement sets revenue targets of $5.5 million, $8.5 million and $12 million of our products during 2016, 2017 and 2018, respectively. Our new agreement includes mainland China and Indochina and excludes South Korea, Japan, Australia and New Zealand. No sales were made under the agreement for the year ended December 31, 2016.

Independence of the Board

Based upon information submitted by Mr. Johnsen and Ms. Anderson, the Board has determined that each of them is “independent” for purposes of OTC Governance Guidelines for directors. Messrs. Shane and Paul are not independent directors. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company.

Our board of directors has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C, during the 2016 and 2015 fiscal years:

	For the Fiscal Years Ended December 31,
	2016	2015
Audit Fees(1)	$94,000	$84,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$94,000	$84,000

(1)
Audit Fees —Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees —Audit-related fees represent professional services rendered for assurance and related services by Wolinetz, Lafazan & Company, P.C. that were reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)
Tax Fees — Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

(4)
All Other Fees —All other fees represent fees billed for products and services provided by Wolinetz, Lafazan & Company, P.C other than the services reported for the other categories.

Pre-Approval Policies and Procedures of the Audit Committee

Consistent with the rules and regulations promulgated by the Securities and Exchange Commission, the Audit Committee approves the engagement of our independent registered public accounting firm and is also required to pre-approve all audit and non-audit expenses. All of the services described above were approved by the Audit Committee in accordance with its procedure. We do not otherwise rely on pre-approval policies and procedures.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)  Financial Statements. See Index to Financial Statements and Schedule on page F-1.

(2)  Schedules to Financial Statements. All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our consolidated financial statements and the related notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)  The exhibits listed on the accompanying Exhibit Index are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 29, 2017	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of TOMI Environmental Solutions, Inc. constitute and appoint Halden S. Shane and Nick Jennings, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2017
Halden S. Shane

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2017
Nick Jennings

/s/ HAROLD W. PAUL	Director	March 29, 2017
Harold W. Paul

/s/ WALTER C. JOHNSEN	Director	March 29, 2017
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	March 29, 2017
Kelly J. Anderson

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	10/24/11	3.1(a)
3.3	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.4	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
10.1+	2016 Equity Incentive Plan, as adopted by the Registrant’s board of directors on January 29, 2016	10-Q	000-09908	5/16/16	10.6
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Employment Agreement, dated February 8, 2016, by and between the Registrant and Robert Wotczak	10-Q	000-09908	5/16/16	10.2
10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3
10.5+	Offer Letter, dated September 2, 2015, by and between the Registrant and Norris Gearhart	10-Q	000-09908	5/16/16	10.4
10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/07	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						X
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.

#
The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TOMI Environmental Solutions, Inc. (A Florida Corporation)

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOMI Environmental Solutions, Inc. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 29, 2017

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	December 31, 2016	December 31, 2015
Cash and Cash Equivalents	$948,324	$5,916,068
Accounts Receivable – net	1,521,378	1,414,576
Inventories (Note 3)	4,047,310	1,395,175
Deposits on Merchandise (Note 11)	147,010	442,358
Prepaid Expenses	104,448	76,730
Other Assets	-	36,613
Total Current Assets	6,768,469	9,281,519

Property and Equipment – net (Note 4)	611,807	250,264

Other Assets:
Intangible Assets – net (Note 5)	1,918,040	2,287,548
Security Deposits	4,700	4,700
Total Other Assets	1,922,740	2,292,248
Total Assets	$9,303,016	$11,824,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$735,879	$1,021,883
Accrued Expenses and Other Current Liabilities (Note 13)	278,413	118,815
Customer Deposits	30,120	35,111
Deferred Rent	8,541	14,745
Advances on Grant (Note 11)	-	210,503
Total Current Liabilities	1,052,954	1,401,057

Total Liabilities	1,052,954	1,401,057

Commitments and Contingencies	-	-

Stockholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at December 31, 2016 and December 31, 2015	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2016 and December 31, 2015	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
120,825,134 and 120,063,180 shares issued and outstanding
at December 31, 2016 and December 31, 2015, respectively.	1,208,251	1,200,632
Additional Paid-In Capital	41,367,946	40,391,216
Accumulated Deficit	(34,331,234)	(31,173,973)
Total Stockholders’ Equity	8,250,063	10,422,974
Total Liabilities and Stockholders’ Equity	$9,303,016	$11,824,031

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended
	December 31,
	2016	2015

Sales, net	$6,343,432	$4,191,783
Cost of Sales	2,610,500	1,644,039
Gross Profit	3,732,931	2,547,744

Operating Expenses:
Professional Fees	516,926	455,626
Depreciation and Amortization	586,384	499,344
Selling Expenses	1,512,752	704,069
Research and Development	184,259	100,321
Equity Compensation Expense (Note 8)	614,696	1,706,393
Consulting Fees	307,040	476,513
General and Administrative	3,380,025	1,591,102
Total Operating Expenses	7,102,082	5,533,368
Loss from Operations	(3,369,150)	(2,985,624)

Other Income (Expense):
Amortization of Deferred Financing Costs	-	(199,625)
Amortization of Debt Discounts	-	(3,996,033)
Fair Value Adjustment of Derivative Liability	-	(3,810,955)
Induced Conversion Costs	-	(930,383)
Gain on Disposition of Property and Equipment	12,000	-
Grant	199,891	-
Interest Expense	-	(253,700)
Total Other Income (Expense)	211,891	(9,190,696)

Net Loss	$(3,157,259)	$(12,176,320)

Loss Per Common Share
Basic and Diluted	$(0.03)	$(0.12)

Basic and Diluted Weighted Average Common Shares Outstanding	120,557,102	102,840,185

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2014	510,000	$5,100	83,646,275	$836,462	$19,281,647	$(18,997,655)	$1,125,555

Options and Warrants Issued to Executives for Services					1,706,393		1,706,393
Common stock issued for services provided			1,319,679	13,197	542,472		555,668
Common stock issued for officer compensation			437,145	4,371	187,779		192,150
Proceeds from issuance of common stock and warrants, net			1,760,002	17,600	441,614		459,214
Proceeds from issuance of common stock			17,986,111	179,862	8,045,126		8,224,988
Conversion of notes payable and accrued interest into common stock			14,913,968	149,140	3,748,776		3,897,916
Induced conversion costs					912,883		912,883
Reclassification of derivative liability					5,539,838		5,539,838
Value of common stock to be issued as finder’s fee					(15,312)		(15,312)
Net Loss for the year ended December 31, 2015						(12,176,319)	(12,176,319)
Balance at December 31, 2015	510,000	5,100	120,063,180	1,200,632	40,391,215	(31,173,974)	10,422,973

Equity based compensation					614,696		614,696
Common stock issued for services provided			761,954	7,620	362,035		369,654
Net Loss for the year ended December 31, 2016						(3,157,259)	(3,157,259)
Balance at December 31, 2016	510,000	$5,100	120,825,134	$1,208,252	$41,367,946	$(34,331,233)	$8,250,064

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For The
	Year Ended
	December 31,
	2016	2015
Cash Flow From Operating Activities:
Net Loss	$(3,157,259)	$(12,176,319)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	586,384	499,344
Amortization of Deferred Financing Costs	-	199,625
Amortization of Debt Discount	-	3,996,033
Fair Value Adjustment of Derivative Liability	-	3,810,955
Equity Based Compensation	614,696	1,706,393
Value of Equity Issued for Services	369,653	747,819
Induced Conversion Costs	-	912,883
Reserve for Bad Debts	255,000	7,500
Gain on Disposition of Property and Equipment	(12,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(361,802)	(980,923)
Inventory	(2,755,688)	(633,787)
Prepaid Expenses	(27,718)	(41,326)
Deposits on Merchandise	295,348	(442,358)
Other Assets	36,613	31
Deposits	-	1,853
Increase (Decrease) in:
Accounts Payable	(286,004)	664,226
Accrued Expenses	159,598	(22,829)
Accrued Interest	-	(87,500)
Accrued Officers Compensation	-	(41,000)
Deferred Rent	(6,203)	(491)
Advances on Grant	(210,503)	210,503
Customer Deposits	(4,991)	15,394
Net Cash Used in Operating Activities	(4,504,876)	(1,653,972)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(474,866)	(80,496)
Proceeds on Disposition of Property and Equipment	12,000	-
Net Cash Used in Investing Activities	(462,866)	(80,496)

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For The
	Year Ended
	December 31,
	2016	2015
Cash Flow From Financing Activities:
Proceeds From Issuance of Common Stock and Warrants	-	8,735,200
Repayment of Principal Balance on Convertible Notes	-	(1,300,000)
Decrease in Bond Sinking Fund	-	105,776
Payment of Finder's Fee	-	(51,000)
Net Cash Provided by Financing Activities	-	7,489,976
Increase (Decrease) In Cash and Cash Equivalents	(4,967,743)	5,755,509
Cash and Cash Equivalents - Beginning	5,916,068	160,560
Cash and Cash Equivalents – Ending	$948,326	$5,916,069

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$341,200
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities
Common stock issued as payment
of accrued interest	$-	$123,917
Reclassification of derivative liability
to additional paid in capital	$-	$5,539,838
Issuance of common stock on conversion
of convertible debt	$-	$3,774,000
Common Stock Finder's Fee Accrual	$-	$15,312
Reclassification of demo equipment from
inventory to property and equipment	$103,553	$19,615
Reclassification of property and equipment to inventory	$-	$8,170

The accompanying notes are an integral part of the financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of infection prevention and decontamination products and services, focused primarily on life sciences including healthcare, bio-safety, pharmaceutical, clean-room and research.

TOMI provides environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of its SteraMist™ Binary Ionization Technology® (“BIT™”), which is a hydrogen peroxide-based mist and fog registered with the U.S. Environmental Protection Agency (“EPA”). TOMI's mission is to help its customers create a healthier world through its product line and its motto is “innovating for a safer world” for healthcare and life.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TOMI, and its wholly-owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. The Company’s 55% owned subsidiary, TOMI Environmental-China, has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Our financial instruments include cash and equivalents, accounts receivable, and accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the years ended December 31, 2016 and 2015 was $285,030 and $39,081, respectively.

At December 31, 2016 and 2015, the allowance for doubtful accounts was $300,000 and $45,000, respectively.

As of December 31, 2016, one customer accounted for 10% of net accounts receivable. One customer accounted for 10% of net revenues for the year ended December 31, 2016.

As of December 31, 2015, three customers accounted for 42% of net accounts receivable. Two customers accounted for 26% of net revenues for the year ended December 31, 2015.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials. At December 31, 2016 and 2015, we did not have a reserve for slow-moving or obsolete inventory.

Deposits on Merchandise

Deposits on merchandise primarily consist of amounts paid in advance of the receipt of inventory. (See note 11)

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

Deferred Financing Costs

We follow authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to approximately $0 and $200,000 for the years ended December 31, 2016 and 2015, respectively.

Accounts Payable

As of December 31, 2016 and December 31, 2015, two vendors accounted for approximately 49% and 75% of total accounts payable, respectively.  One vendor accounted for 78% and 84% of cost of goods sold for the years ended December 31, 2016 and 2015, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year which we extend to our customers. We assume responsibility for product reliability and results. As of December 31, 2016 and 2015, the Company did not establish a warranty reserve.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2016 and 2015. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures.

Potentially dilutive securities as of December 31, 2016, consisted of 36,701,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of December 31, 2015, consisted of 35,676,413 common shares from outstanding warrants, 100,000 common shares from options and 510,000 common shares from convertible Series A preferred stock.  Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Revenue Recognition

For revenue from services and product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, “Compensation - Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. During the year ended December 31, 2015, we had one active stock-based compensation plan, the TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan calls for the Company, through a committee of our board of directors, to issue up to 2,500,000 shares of restricted common stock or stock options. We generally issue grants to our employees, consultants, and board members. Stock options are granted with an exercise price equal to the closing price of our common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of our outstanding equity securities are granted at an exercise price that may not be less than 110% of the closing price of our common stock on the date of grant and have a term no greater than five years. On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015, the 2008 Plan was terminated.

On January 29, 2016, the board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”) subject to its approval by shareholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units / shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to the Company. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, there were 100,000 stock options issued out of the plan. As of December 31, 2016, the 2016 Plan had not been approved by our shareholders.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We have had no long-lived asset impairment charges for the years ended December 31, 2016 and 2015.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the years ended December 31, 2016 and 2015, were approximately $130,000 and 52,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2016 and 2015, research and development expenses were approximately $184,000 and $100,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Shipping and handling costs, which include third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were $143,000 and $61,000 for the years ended December, 31, 2016 and 2015, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is shown below:

Net Revenue

Product and Service Revenue

	Year Ended December 31,
	2016	2015
SteraMist Product	$5,727,000	$4,056,000
Service & Training	616,000	136,000
Total	$6,343,000	$4,192,000

Revenue by Geographic Region

	Year Ended December 31,
	2016	2015
United States	$4,012,000	$2,078,000
International	2,331,000	2,114,000
Total	$6,343,000	$4,192,000

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as non-current. We retrospectively adopted this standard as of December 31, 2015. As a result, there was no impact to the Company’s results of operations.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	December 31, 2016	December 31, 2015
Raw materials	$13,031	$13,024
Finished goods	4,034,279	1,382,151
	$4,047,310	$1,395,175

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at:
	December 31,	December 31,
	2016	2015
Furniture and fixtures	$91,216	$79,743
Equipment	926,979	421,442
Vehicles	56,410	44,344
Software	39,999	34,999
Leasehold Improvements	15,554	15,554
	1,130,158	596,082
Less: Accumulated depreciation	518,350	345,818
	$611,808	$250,264

For the years ended December 31, 2016 and 2015, depreciation was $216,876 and $129,836, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of Patents and Trademarks related to our Binary Ionization Technology. All of these assets were pledged as collateral for the convertible notes as described below in Note 6. The patents are being amortized over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $369,508 and $369,508 for the years ended December 31, 2016 and 2015, respectively..

Definite life intangible assets consist of the following:

	December 31, 2016	December 31, 2015

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,370,260	1,000,752
Intangible Assets, net	$1,478,040	$1,847,548

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000
Total Intangible Assets, net	$1,918,040	$2,287,548

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending December 31,	Amount

2017	$370,000
2018	370,000
2019	370,000
2020	368,000
2021	-
$1,478,000

NOTE 6. CONVERTIBLE DEBT

In November 2012, we initiated a private placement offering a maximum of 240 Units (as defined below) of our securities at a price of $25,000 per Unit or $6,000,000. The initial closing of the offering occurred in April 2013 as the bulk of the net proceeds of the offering were to be allocated for the asset purchase from L-3 Applied Technologies, Inc., which was finalized April 2013. Each Unit consisted of $25,000 par amount of a 10% Senior Secured Callable Convertible Promissory Note due and payable on July 31, 2015 (the “Notes”) and 37,500 warrants each of which allows the investor to purchase one share of common stock and expires on July 31, 2018. Interest was payable on the Notes at a rate of 10% per annum, and payable on July 31st and January 31st.  The Notes were secured by our intellectual property such as the patents, royalties, receivables of the Company and all equipment except for the new equipment acquired with the proceeds from any future financing that is initially secured by this new equipment. The Notes called for the establishment of a sinking fund. Within 45 days of each calendar quarter 15% of the Company’s reported revenue was required to be deposited into the Company’s escrowed sinking fund account.

We sold 202.96 Units for gross proceeds of $5,074,000 and issued warrants to purchase up to 7,611,000 shares of common stock in connection with the Units. Net proceeds amounted to $4,462,693 after expenses of offering totaling $611,307. In addition, the placement agent received warrants to purchase up to 1,014,800 shares of common stock valued at $165,180.

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

We evaluated the warrants under ASC 815-40-15 due to the exercise price being adjustable upon certain events occurring. We determined that the warrants are considered indexed to our own common stock and thus meet the scope exception under FASB ASC 815-10-15-74 and are therefore not considered a derivative. The estimated fair value of the warrants, which contain reset provisions, were calculated using the Monte Carlo valuation model. We recorded the warrants’ relative fair value of $956,712 as an increase to additional paid in capital and a discount against the related debt.

The Notes contained a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature was not considered indexed to the Company’s own common stock and, therefore, did not meet the scope exception in FASB ASC 815-10-15 and thus needed to be accounted for as a derivative liability. The initial fair value of the embedded conversion feature was estimated at $7,316,092 and recorded as a derivative liability, resulting in an additional discount of $4,117,288. The fair value of the embedded conversion feature was estimated at the end of each quarterly reporting period using the Monte Carlo model.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield. For the Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. We applied various assumptions into the Monte Carlo Valuation models to determine the change in the fair value of the derivative liability as of the retirement dates of the Notes.

The debt discount was amortized over the life of the convertible note using the effective interest method and was fully amortized upon the retirement of the convertible notes during the quarter ended June 30, 2015.

In June 2015, we offered the noteholders options to convert to cash or at a reduced conversion price on the Notes from $0.29 per share provided the conversion feature was exercised prior to June 30, 2015. If the noteholder agreed to lock up the converted shares for six (6) months or an uplist to a market on the NYSE or NASDAQ Stock Market, LLC, whichever is shorter, the conversion price was reduced to $0.26 per share. Absent the lock up, the noteholder could convert at $0.275 per share. All noteholders except two converted at $0.26. Pursuant to the terms of the conversion offer, an aggregate of $3,774,000 of the Notes and $124,000 of accrued interest were converted into 14,913,968 shares of our common stock. We recognized an induced conversion cost of $930,383 related to all conversions and retirements.

In addition, during the quarter ended June 30, 2015, an aggregate of $1,300,000 of the Notes and $87,500 in accrued interest were repaid in the form of cash.

Convertible Notes

The assumptions used in the Monte Carlo Models are as follows:

	June 30,
	2015	Inception
Closing stock price	$0.55–0.64	$0.13–0.55
Conversion price	$0.29	$0.29
Expected volatility	125%	185%–190%
Remaining term (years)	0.09–0.11	2.30–2.07
Risk-free rate	0.00%	0.25%–0.43%
Expected dividend yield	0%	0%

Warrants
Inception
Closing stock price	$0.13–0.55
Conversion price	$0.30
Expected volatility	250%
Remaining term (years)	5.30–5.09
Risk-free rate	0.76%–(1.61%)
Expected dividend yield	0%

NOTE 7. FAIR VALUE

Level 3 financial instruments consist of certain embedded conversion features. The fair value of these embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. We adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements.” (See note 6) The unobservable input used by us was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2016 and 2015. Upon the retirement of the Notes in June 2015, the fair value of the derivative liability was $0.

	December 31,	December 31,
	2016	2015
Beginning Balance	$-	$1,728,883
Change in fair value	-	3,810,955
Reclassification to additional paid in capital due to retirement of convertible notes	-	(5,539,838)
Ending Balance	$-	$-

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement. As of December 31, 2016 and 2015, the balance of derivative liability was $0 as the Notes were retired during the second quarter of 2015.

NOTE 8. STOCKHOLDERS’ EQUITY

Our board of directors may, without further action by our stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of such preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of our common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value consists of 1,000,000 shares. At December 31, 2016 and 2015, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend, consists of 4,000 shares. At December 31, 2016 and 2015, there were no shares issued and outstanding, respectively.

Common Stock

During the year ended December 31, 2015, we issued 1,094,679 shares of common stock valued at approximately $454,418 for services rendered (Note 11).   In addition, we issued 225,000 shares of common stock valued at $101,250 to Harold Paul as payment for legal services rendered (Note 9).

During the year ended December 31, 2015, our Board of Directors approved the issuance of 225,000 shares of common stock from the 2008 Plan valued at $101,250 as a bonus to Halden Shane, CEO, in August 2015 (Note 9).

During the year ended December 31, 2015, we issued 50,146 shares of common stock valued at $18,000 to Nick Jennings, CFO, as part of his annual compensation from the Company.  In addition, our Board of Directors approved the issuance to Mr. Jennings of 62,000 shares of common stock under the Company’s 2008 Plan valued at $27,900 as a bonus in August 2015 (Note 9).

During the year ended December 31, 2015, our Board of Directors approved the issuance of 100,000 shares of common stock from the 2008 Plan valued at $45,000 as a bonus to Norris Gearhart, COO, in August 2015 (Note 9).

During the year ended December 31, 2015, we sold, 1,760,002 equity units.  Each unit consisted of 1 share of common stock and 2.5 warrants.  The warrants have an exercise price of $0.29 per share and a term of seven years. We received gross proceeds of $510,213.  In connection with the sale, we incurred a cash finder’s fee in the amount of $51,000 in addition to a finder’s fee to be paid in common stock of 52,800 shares valued at $15,312.

During the year ended December 31, 2015, we issued 14,913,968 shares of common stock in connection with the conversion of the convertible notes and the related accrued interest amounting to $3,897,916 (Note 6).

During the year ended December 31, 2015, we directly sold to two investors, 17,986,111 shares of common stock.  Gross proceeds to the Company in connection with the shares sold amounted to approximately $8,225,000.

During the year ended December 31, 2016, we issued 761,954 shares of common stock valued at $369,654 for professional services rendered.

Stock Options

We issued 40,000 options valued at $10,798 to two directors in January 2015. The options have an exercise price of $0.27 per share. The options expire in January 2025. The options were valued using the Black-Scholes model using the following assumptions: volatility: 237%; dividend yield: 0%; zero coupon rate: 1.61%; and a life of 10 years.

We issued 100,000 options valued at $54,980 to four directors in February 2016. The options have an exercise price of $0.55 per share. The options expire in February 2026. The options were valued using the Black-Scholes model using the following assumptions: volatility: 224%; dividend yield: 0%; zero coupon rate: 1.47%; and a life of 10 years.

The following table summarizes stock options outstanding as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.96	60,000	$1.42
Granted	100,000	0.55	40,000	0.27
Exercised	-	-	-	-
Outstanding, end of period	200,000	$0.76	100,000	$0.96

Options outstanding and exercisable by price range as of December 31, 2016 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	3.01	40,000	$2.10
$0.05	20,000	4.02	20,000	$0.05
$0.27	40,000	8.02	40,000	$0.27
$0.55	100,000	9.10	100,000	$0.55
	200,000	7.16	200,000	$0.76

Stock Warrants

For the year ended December 31, 2015, we recognized equity based compensation of approximately $316,000 on the warrants issued to the CEO in connection with his previous employment agreement. In addition, we recognized approximately $10,800 for director options (See Note 8-Stock Options), $1,350,000 to consultants (Note 11), and $30,000 on the vesting of warrants issued to the CFO on October 1, 2014 (Note 11).

During the year ended December 31, 2015, we issued 4,400,005 warrants in connection with the equity units sold to investors. See note 8 (common stock) for additional details. In addition, we issued 3,225,000 warrants to two consultants during the year ended December 31, 2015. See note 11 (contracts and agreements) for additional details.

For the year ended December 31, 2016, we recognized total equity based compensation of approximately $394,000 on warrants issued to the CEO in connection with his current and previous employment agreements (Note 9). For the year ended December 31, 2016, we recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016. In addition, on March 31, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.50 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51. On June 30, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.42 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $99,000 with the following assumptions: volatility, 157%; expected dividend yield, 0%; risk free interest rate, 1.17%; and a life of 5 years. The grant date fair value of each warrant was $0.40. On September 30, 2016, the Company issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.32 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $66,000 with the following assumptions: volatility, 155%; expected dividend yield, 0%; risk free interest rate, 1.27%; and a life of 5 years. The grant date fair value of each warrant was $0.27. On December 31, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.27 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $61,000 with the following assumptions: volatility, 146%; expected dividend yield, 0%; risk free interest rate, 1.95%; and a life of 5 years. The grant date fair value of each warrant was $0.24. (See note 11 for additional details)

For the year ended December 31, 2016, we recognized total equity based compensation of approximately $73,000 on warrants issued to the CFO in connection with his current and previous employment agreements (Note 11). For the year ended December 31, 2016, we recognized $22,000 in stock compensation expense for the warrants issued to the CFO under his previous agreement with the Company. In addition, on January 26, 2016, we issued warrants to purchase up to 100,000 shares of common stock to the CFO with a term of five years that vest upon issuance and have an exercise price of $0.55 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 100,000 shares of common stock received by the CFO totaling approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51. (See note 11 for additional details)

For the year ended December 31, 2016, we recognized equity compensation expense of approximately $92,000 related to the vested and accrual of unvested warrants contracted to an employee pursuant to his employment agreement with the Company that were issued in April 2016. We utilized the Black-Scholes method to fair value the 300,000 warrants received by the employee totaling approximately $139,000 with the following assumptions: volatility, 159%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.46.

The following table summarizes the outstanding common stock warrants as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,676,413	$0.30	28,051,408	$0.23
Granted	1,400,000	0.42	7,625,005	0.58
Expired	(375,000)	0.05	-	-
Outstanding, end of period	36,701,413	$0.31	35,676,413	$0.30

Warrants outstanding and exercisable by price range as of December 31, 2016 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	0.53	1,575,000	$0.01
$0.05	600,000	1.00	600,000	$0.05
$0.15	7,750,000	0.80	7,750,000	$0.15
$0.26	100,000	1.49	100,000	$0.26
$0.27	250,000	5.00	250,000	$0.27
$0.29	10,125,613	3.81	10,125,613	$0.29
$0.30	11,925,800	1.75	11,925,800	$0.30
$0.32	250,000	4.75	250,000	$0.32
$0.33	75,000	1.75	75,000	$0.33
$0.42	250,000	4.50	250,000	$0.42
$0.50	625,000	3.93	425,000	$0.50
$0.55	100,000	4.08	100,000	$0.55
$0.62	75,000	1.55	75,000	$0.62
$1.00	3,000,000	3.34	3,000,000	$1.00
	36,701,413	2.26	36,501,413	$0.31

Unvested warrants outstanding as of December 31, 2016 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.50	200,000	5.00

NOTE 9. RELATED PARTY TRANSACTIONS

As of December 31, 2016 and December 31, 2015, we had accounts receivable balances from three entities under common control and owned by an employee aggregating $129,802 and $210,686, respectively. For the years ended December 31, 2016 and 2015, there were sales made to these three entities in the amounts of $9,402 and $256,285, respectively. As of December 31, 2016 and 2015, we had accounts payable and accrued expenses due to the employee and the three entitites in the amounts of $21,072 and $30,594, respectively. For the years ended December 31, 2016 and 2015, we incurred fees in connection with service work to the employee and the three companies in the amounts of $21,072 and $30,594, respectively. The individual was a consultant for TOMI in 2015 and became an employee in 2016.

For the year ended December 31, 2016, we incurred fees for legal services rendered by Harold Paul, one of our directors, in the amount of $60,000. For the year ended December 31, 2015, we paid Mr. Paul a total of $161,250 as payment for legal services rendered, comprised of $60,000 cash and 225,000 shares of common stock valued at $101,250.

In January 2016, we entered into a distributor agreement with TOMI Asia to facilitate growth in Asia. Wee Ah Kee, one of our significant shareholders, is the Chief Executive Officer of TOMI Asia. We amended the agreement in August 2016, at which time TOMI Asia changed its name to SteraMist Asia. The initial term of our new agreement is three years and the agreement sets revenue targets of $5.5 million, $8.5 million and $12 million of our products during 2016, 2017 and 2018, respectively. Our new agreement includes mainland China and Indochina and excludes South Korea, Japan, Australia and New Zealand. No sales were made under the agreement for the year ended December 31, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014 we entered into a lease agreement for office and warehouse space in Frederick Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year. The lease expires on January 31, 2018. The Company accounts for the lease using the straight line method and recorded $45,709 in rent expense for the years ended December 31, 2016 and 2015. Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending December 31,	Amount

2017	$53,000
2018	5,000
$58,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of December 31, 2016 and 2015, there were no claims against us for product liability.

NOTE 11. CONTRACTS AND AGREEMENTS

Employment Agreements

On January 1, 2014, we entered into an employment agreement with Halden S. Shane, our Chief Executive Officer. The term of the employment agreement extends through December 31, 2016 with automatic renewal for successive one-year periods unless otherwise terminated by either party thereunder. Dr. Shane’s annual base salary was $36,000, which would increase to $120,000 if the Company’s gross revenues exceeded $5,000,000 on a calendar year basis and to $175,000 if the Company’s gross revenues exceeded $10,000,000 on a calendar year basis. Dr. Shane also received a grant of a five-year warrant to purchase 3,000,000 shares of our common stock at a price of $0.30 per share, which vested as follows: 1,000,000 shares vested upon issuance, 1,000,000 shares vested on February 11, 2015 and 1,000,000 vested on February 11, 2016. Dr. Shane’s employment agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information. Under the employment agreement, Dr. Shane assigned any and all of his rights to Company proprietary information to the Company and agreed that all property created by him during and in connection with his employment constitutes “works for hire” as defined in the United States Copyright Act.

On January 15, 2016, we entered into a new employment agreement with Dr. Shane, effective January 1, 2016. The agreement provides for a base annual salary of $360,000. The agreement also provides for the quarterly issuance of an option to purchase 250,000 shares of common stock in 2016 with an exercise price equal to the three day trailing volume weighted average price of our common stock. In the event Dr. Shane is terminated for any reason or becomes disabled or dies, any options he holds at such time will become cashless and will be entitled to piggyback registration and exercise immediately. Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including (i) a minimum semi-annual grant of stock options to purchase up to 250,000 shares of common stock and (ii) a cash bonus, determined in the sole discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for certain business and entertainment expenses, including the use of an automobile.

In the event Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two year’s salary at the time of such termination and will be granted an option to purchase 3,000,000 shares of common stock that are cashless and, when exercised, will have piggyback registration or demand registration rights, and if applicable, any and all outstanding stock grants will be accelerated and be fully vested.

The Board may terminate Dr. Shane for cause by written notification to Dr. Shane; provided, however, that no termination for cause will be effective unless Dr. Shane has been provided with prior written notice and opportunity for remedial action and fails to remedy within 30 days thereof, in the event of a termination by the Company (i) by reason of willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company, (ii) by reason of material breach of his employment agreement and (iii) by reason of gross negligence or intentional misconduct with respect to the performance of duties under the agreement. Upon termination for cause, Dr. Shane will be immediately paid an amount equal to his gross salary.

The Board may terminate Dr. Shane other than for cause at any time upon giving notice to Dr. Shane. Upon such termination, Dr. Shane will be immediately paid an amount equal to his gross salary.

On February 8, 2016, we entered into an employment agreement with Robert Wotzcak pursuant to which he agreed to serve as our President. Mr. Wotczak’s annual salary is $240,000. Additionally, on April 19, 2016, in accordance with the terms of the agreement, we issued him 150,000 shares of common stock valued at $76,500. Mr. Wotczak will also be entitled to (i) an annual grant of an option to purchase up to 250,000 shares of common stock at market price under the 2016 Plan, (ii) additional shares of common stock granted on an annual basis based on achievement of performance objectives, (iii) an annual raise and/or bonus for meeting or achieving certain performance objectives, (iv) a vehicle expense up to $750 per month and (v) health insurance contributions equal to 80% toward the cost of an individual plan. The agreement also provides that we will reimburse Mr. Wotczak for certain business and entertainment expenses. Mr. Wotczak’s agreement includes restrictive covenants of non-solicitation and confidentiality of proprietary information.

In the event of a change in control of the Company that results in his termination, Mr. Wotczak will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. The Company may terminate Mr. Wotczak’s employment at any time; provided, however, that the Company must provide fourteen days’ notice if it terminates Mr. Wotczak’s employment as a result of any of the following: (a) the sale of substantially all of the Company’s assets, (b) the sale, exchange, or other disposition in one transaction of the majority of the Company’s outstanding capital stock, (c) the Company’s decision to terminate its business and liquidate its assets, (d) the merger or consolidation of the Company with another company, or (e) bankruptcy or chapter 11 reorganization. Mr. Wotczak resigned from his position as President effective December 2, 2016.

On September 30, 2014, we entered into an employment agreement with Nick Jennings, our Chief Financial Officer, to provide part-time services. The term of the employment agreement expired in December 31, 2014. Mr. Jennings’ salary was $5,000 per month payable in cash, paid bi-weekly, and $2,000 per month payable in common stock, paid quarterly. Mr. Jennings also received a five-year warrant to purchase up to 300,000 shares of common stock at a price of $0.30 per share, which represented the volume weighted-average price per share of our common stock on October 1, 2014, and vested as follows: 100,000 shares vested upon issuance, 100,000 shares vested on October 1, 2015, and 100,000 shares vested on October 1, 2016. In connection with the employment agreement, Mr. Jennings entered into agreements that included restrictive covenants of non-solicitation and confidentiality of proprietary information.

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he continues to serve as our Chief Financial Officer. Mr. Jennings' annual salary is $132,000, which is reviewed annually. On January 26, 2016, we issued Mr. Jennings a five year warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.55 per share. The agreement also provided for the issuance of an additional five year warrant to purchase 100,000 shares of common stock in 2016, however, this provision was modified to grtant a salary increase in lieu of the options.  In October 2016, Mr. Jennings' annual salary was increased to $144,000 per year. Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Jennings for certain business and entertainment expenses. In the event of a change in control of the Company that results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year's salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such termination date after the second employment anniversary.

On October 16, 2014, we entered into an employment agreement with Norris Gearhart pursuant to which he agreed to serve as our Chief Operating Officer. Mr. Gearhart’s annual salary was $126,000. Additionally, Mr. Gearhart received 100,000 shares of common stock upon signing his agreement, a monthly transportation expense of up to $500 towards a vehicle and the ability to receive an additional cash or equity bonus upon the achievement of pre-agreed performance objectives.

On September 2, 2015, we entered into a new employment agreement with Mr. Gearhart, which superseded his prior agreement, pursuant to which he continued to serve as our Chief Operating Officer. Mr. Gearhart’s annual salary was $145,000. The agreement provides that Mr. Gearhart will receive annual an annual option grant to purchase up to 250,000 shares of common stock at an exercise price equal to the volume weighted average price of the five-day period prior to the close of the year. Mr. Gearhart is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Gearhart for certain business and entertainment expenses, including a monthly transportation expense of up to $600 towards a vehicle. In the event of a change in control of the Company that results in his termination, Mr. Gearhart is entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Gearhart will receive an amount equal to his annual salary as of such termination date after the second employment anniversary. Mr. Gearhart resigned from his position as Chief Operating Officer effective December 30, 2016.

Manufacturing Agreement

In November 2016 we entered into a new manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of December 31, 2016 and December 31, 2015, balances due to RG Group, Inc. accounted for approximately 31% and 75% of total accounts payable, respectively.  At December 31, 2016 and 2015, we maintained required deposits with RG Group, Inc. in the amounts of $147,010 and $442,358, respectively.  For the years ended December 31, 2016 and 2015, RG Group, Inc. accounted for 78% and 84% of cost of goods sold, respectively.

Consulting Agreement

In January 2015, we entered into a consulting agreement (which has since been terminated) that provided for a fee based on revenue received from existing and prospective clients assigned and revenue from sales related to customers the consultant finds for the Company.  The agreement also provided for the issuance of 100,000 shares of our common stock that were issued in February 2015 and valued at $25,000.  In addition, the agreement provided for the issuance of 75,000 common stock warrants on a quarterly basis that vest upon issuance with a strike price equal to the volume weighted average price for the 5 day period prior to the close of the quarter with a term of 3 years.  The exercise price for the warrants issued was $0.50, $0.62 and $0.33. During the year ended December 31, 2015, we utilized the Black-Scholes method to fair value the warrants to purchase up to 225,000 shares of common stock with the following range of assumptions: volatility, 157%-174%; expected dividend yield, 0%; risk free interest rate, 1.01%-1.42%; and a life of 3 years. The grant date fair value of the warrants issued was $0.37, $0.54 and $0.30. For the year ended December 31, 2015, we recognized approximately $68,000 in equity based compensation on the issuance of the warrants. This consulting agreement was terminated October 1, 2015 when the consultant accepted a full time employment position with the Company.

In May 2015, we entered into a consulting agreement that provides for the issuance of 600,000 shares of restricted common stock which was issued in July 2015 and valued at $264,000. In addition, the agreement provides for the issuance of 3,000,000 common stock warrants that vest upon issuance with an exercise price of $1.00 and have a term of 5 years. We utilized the Black-Scholes method to fair value the 3,000,000 warrants with the following assumptions: volatility, 191%; expected dividend yield, 0%; risk free interest rate, 1.49%; and a life of 5 years. The grant date fair value of each warrant was $0.42. For the year ended December 31, 2015, we recognized approximately $1,259,000 in equity based compensation on the warrants issued. The agreement was terminated in January 2016.

Agreements with Directors

Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal.  Our agreement with Mr. Johnsen provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of an option to purchase 25,000 shares of common stock. In February 2016, we issued Mr. Johnsen an option to purchase 25,000 shares of common stock. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026.

Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Ms. Anderson provides for an annual fee in the amount of $26,000 paid on a quarterly basis and an annual grant of an option to purchase 25,000 shares of common stock. In February 2016, we issued Ms. Anderson an option to purchase 25,000 shares of common stock. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026.

Mr. Fred was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for one year and until a successor is elected, or resignation or removal. Our agreement with Mr. Fred provides for an annual fee in the amount of $25,000 paid on a quarterly basis and an annual grant of an option to purchase 25,000 shares of common stock. In February 2016, we issued Mr. Fred an option to purchase 25,000 shares of common stock. The shares underlying the option have an exercise price of $0.55 per share and the option expires in February 2026.

The Company issued 25,000 options to Harold Paul in February 2016. Mr. Paul is a director of the Company. (See note 8 - Stock Options)

Other Agreements

In May 2015, we were awarded a grant by the United States Agency for International Development (“USAID”) in the amount of $559,000 for the development of SteraMist™ Mobile Decontamination Chambers to fight the Ebola epidemic. The grant is based on milestones set forth in the agreement between the Company and USAID. In May 2016, we completed the USAID grant by completing the sixth and final milestone and received gross proceeds in the amount of $559,003 during the period of the agreement. The Company incurred costs in connection with the grant through December 31, 2016 in the amount of $359,112. The proceeds received as part of the grant in excess of the costs incurred has been presented on our statement of operations in the amount of $199,891 for the year ended December 31, 2016.

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of December 31, 2016, we had entered into 58 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements.

NOTE 12. INCOME TAXES

The Company’s income tax expense consisted of:
For the Year Ended
	December 31,	December 31,
	2016	2015
Current:
United States	$-	$-
Foreign	-	-
	-	-
Deferred:
United States	-	-
Foreign	-	-
	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:
	For the Year Ended
	December 31,	December 31,
	2016	2015

United States	$(3,157,259)	$(12,176,319)
Foreign	-	-
Total	$(3,157,259)	$(12,176,319)

Our income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	For the Year Ended
	December 31,	December 31,
	2016	2015

Loss before income tax	$(3,157,259)	$(12,176,319)
US statutory corporate income tax rate	39.45%	39.45%
Income tax expense computed at US statutory corporate income tax rate
Income tax expense computed at US statutory corporate income tax rate	(1,245,539)	(4,803,558)
Reconciling items:
Change in valuation allowance on deferred tax assets	1,258,389	592,550
Provision to prior year tax return	(250,994)	-
Incentive stock options and warrants	242,498	673,172
Finance charges related to convertible notes	-	1,776,059
Amortized debt discount	-	269,787
Meals and Entertainment	8,595	5,527
Change in fair value of derivative liability	-	1,503,422
Other	(12,949)	(16,958)
Income tax expense	$0.00	$0.00

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:

Reserve for Bad Debt	$118,000	$17,750
Inventory Capitalization	152,000	51,000
Accrued Vacation	8,700	-
Deferred Rent	3,400	5,800
Intangible Assets	237,000	229,000
Net operating losses	4,380,000	3,392,000
Valuation Allowance	(4,893,700)	(3,634,550)
Deferred Tax Assets	5,400	61,000

Deferred tax liabilities:
Property Plant and Equipment	$(5,400)	$(61,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2016, we recorded a valuation allowance of $4,893,700 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $1,259,150 during the year ended December 31, 2016, primarily due to additional U.S. deferred tax assets incurred in the current year that cannot be realized. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards ("NOL") as of December 31, 2016 and 2015 of approximately $11,395,000 and $9,355,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2016 and 2015 of approximately $9,284,000 and $7,243,000 respectively to reduce future state taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2036. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2016 and 2015, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31,	December 31,
	2016	2015
Commissions	$172,735	$17,657
Payroll and related costs	40,264	14,917
Other accrued expenses	65,414	86,241
Total	$278,413	$118,815

NOTE 14. CUSTOMER CONCENTRATION

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2016, one customer accounted for 10% of net accounts receivable. One customer accounted for 10% of net revenues for the year ended December 31, 2016.

As of December 31, 2015, three customers accounted for 42% of net accounts receivable. Two customers accounted for 26% of net revenues for the year ended December 31, 2015.

NOTE 15. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

Effective March 14, 2017, Mr. Edward J. Fred resigned from his position as director.

In March 2017 we issued senior callable convertible promissory notes (the “Notes”) with an aggregate principal amount of $5,300,000. The Notes mature on August 31, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, TOMI may redeem the Notes at any time prior to maturity at a price equal to 100% of theprincipal amount of the Notes to be redeemed plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, TOMI issued three-year warrants to purchase up to an aggregate of 833,333 shares of common stock at an exercise price of $0.69 per share.