Form 10-Q
period 2017-03-31
TOMI Environmental Solutions, Inc.
filed 2017-05-15
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2017, the registrant had 121,043,958 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “estimate,” “assume,” “can,” “could,” “plan,” “predict,” “should” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:
	March 31, 2017 (Unaudited)	December 31, 2016
Cash and Cash Equivalents	$5,996,031	$948,324
Accounts Receivable - net	1,411,128	1,521,378
Inventories (Note 3)	4,500,454	4,047,310
Deposits on Merchandise (Note 10)	79,119	147,010
Prepaid Expenses	123,399	104,448
Total Current Assets	12,110,131	6,768,469

Property and Equipment – net (Note 4)	549,801	611,807

Other Assets:
Intangible Assets – net (Note 5)	1,825,663	1,918,040
Security Deposits	4,700	4,700
Total Other Assets	1,830,363	1,922,740
Total Assets	$14,490,295	$9,303,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,276,891	$735,879
Accrued Expenses and Other Current Liabilities (Note 11)	229,390	278,413
Accrued Interest (Note 6)	14,133	-
Customer Deposits	27,424	30,120
Deferred Rent	6,601	8,541
Total Current Liabilities	1,554,439	1,052,953

Convertible Notes Payable, net of discount of $56,969 at March 31, 2017 (Note 6)	5,243,031	-
Total Long-term Liabilities	5,243,031	-
Total Liabilities	6,797,470	1,052,953

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at March 31, 2017 and December 31, 2016	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
120,825,134 shares issued and outstanding
at March 31, 2017 and December 31, 2016.	1,208,251	1,208,251
Additional Paid-In Capital	41,436,604	41,367,946
Accumulated Deficit	(34,957,131)	(34,331,234)
Total Shareholders’ Equity	7,692,824	8,250,063
Total Liabilities and Shareholders’ Equity	$14,490,295	$9,303,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2017	2016
Sales, net	$1,098,883	$1,706,976
Cost of Sales	416,357	747,812
Gross Profit	682,526	959,164

Operating Expenses:
Professional Fees	272,011	177,660
Depreciation and Amortization	159,151	133,267
Selling Expenses	179,384	352,177
Research and Development	30,647	8,781
Equity Compensation Expense (Note 7)	11,553	338,629
Consulting Fees	31,052	129,626
General and Administrative	610,355	857,468
Total Operating Expenses	1,294,153	1,997,608
Loss from Operations	(611,627)	(1,038,444)

Other Income (Expense):
Amortization of Debt Discount (Note 6)	(137)	-
Interest Expense	(14,133)	-
Total Other Income (Expense)	(14,270)	-

Net Loss	$(625,897)	$(1,038,444)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	120,825,134	120,177,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	510,000	$5,100	120,825,134	$1,208,252	$41,367,946	$(34,331,234)	$8,250,064

Equity based compensation					11,553		11,553
Warrants issued as part of debt private placement					57,106		57,106
Net Loss for the three months ended March 31, 2017						(625,897)	(625,897)
Balance at March 31, 2017	510,000	$5,100	120,825,134	$1,208,252	$41,436,604	$(34,957,131)	$7,692,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2017	2016
Cash Flow From Operating Activities:
Net Loss	$(625,897)	$(1,038,444)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	159,151	133,267
Amortization of Debt Discount	137	-
Equity Based Compensation	11,553	281,628
Value of Equity Issued for Services	-	145,194
Reserve for Bad Debts	-	30,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	110,250	(232,887)
Inventory	(453,144)	(1,761,346)
Prepaid Expenses	(18,951)	(37,563)
Deposits on Merchandise	67,890	205,012
Increase (Decrease) in:
Accounts Payable	541,012	1,003,994
Accrued Expenses	(49,024)	266,198
Accrued Interest	14,133	-
Accrued Officers Compensation	-	36,542
Deferred Rent	(1,940)	(1,551)
Advances on Grant	-	(23,783)
Customer Deposits	(2,695)	(1,637)
Net Cash Used in Operating Activities	(247,525)	(995,375)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(4,768)	(297,149)
Net Cash Used in Investing Activities	(4,768)	(297,149)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2017	2016
Cash Flow From Financing Activities:
Proceeds from Convertible Notes	5,300,000	—
Net Cash Provided by Financing Activities	5,300,000	—
Increase (Decrease) In Cash and Cash Equivalents	5,047,707	(1,292,524)
Cash and Cash Equivalents—Beginning	948,324	5,916,068
Cash and Cash Equivalents—Ending	$5,996,031	$4,623,544

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Establishment of discount on convertible debt	$57,106	$-

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

TOMI provides environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of its SteraMist™ Binary Ionization Technology® (“BIT™”), which is a hydrogen peroxide-based mist and fog registered with the U.S. Environmental Protection Agency (“EPA”). TOMI’s mission is to help its customers create a healthier world through its product line and its motto is “innovating for a safer world” for healthcare and life.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2016 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 29, 2017. The Company follows the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TOMI and its wholly-owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. The Company’s 55% owned subsidiary, TOMI Environmental-China, has been dormant since its formation in April 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Our financial instruments include cash and equivalents, accounts receivable, accounts payable, accrued expenses and convertible debt. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments. The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates (See also Note 6).

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three months ended March 31, 2017 and 2016 was $0 and $30,000, respectively.

At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $300,000 and $300,000, respectively.

As of March 31, 2017, one customer accounted for 11% of accounts receivable. Three customers accounted for 43% of net revenues for the three months ended March 31, 2017.

As of December 31, 2016, one customer accounted for 10% of accounts receivable. Two customers accounted for 52% of net revenues for the three months ended March 31, 2016.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials. At March 31, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

Deposits on Merchandise

Deposits on merchandise primarily consist of amounts paid in advance of the receipt of inventory (see Note 10).

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

Accounts Payable

As of March 31, 2017 and December 31, 2016, two vendors accounted for approximately 67% and 49% of total accounts payable, respectively.  One vendor accounted for 67% and 77% of cost of goods sold for the three months ended March 31, 2017 and 2016, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2017 and December 31, 2016, the Company did not establish a warranty reserve.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2017 and December 31, 2016. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

Potentially dilutive securities as of March 31, 2017 consisted of 9,814,805 shares of common stock from convertible debentures, 37,584,745 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of March 31, 2016, consisted of 36,026,413 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

After giving effect to the add back of interest expense on the convertible note and the amortization of the debt discount on the convertible notes totaling $14,270, net loss per share attributable to common shareholders would be $0.01 per share.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. During the year ended December 31, 2015, we had one active stock-based compensation plan, the TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan allowed the Company, through a committee of its board of directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues awards to its employees, consultants and board members. Stock options are granted with an exercise price equal to the closing price of our common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of our outstanding equity securities are granted at an exercise price that is not less than 110% of the closing price of our common stock on the date of grant and have a term no greater than five years. On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015, we terminated the 2008 Plan.

On January 29, 2016, our board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”), subject to approval by our shareholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. As of March 31, 2017, the 2016 Plan had not been approved by our shareholders.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2017 and 2016.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2017 and 2016 were approximately $8,900 and 41,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2017 and 2016, research and development expenses were approximately $31,000 and $9,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were $21,000 and $31,000 for the three months ended March, 31, 2017 and 2016, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is shown below:

Net Revenue

Product and Service Revenue

	Three Months Ended March 31, (Unaudited)
	2017	2016
SteraMist Product	$821,000	$1,504,000
Service & Training	278,000	203,000
Total	$1,099,000	$1,707,000

Revenue by Geographic Region

	Three Months Ended March 31, (Unaudited)
	2017	2016
United States	$848,000	$979,000
International	251,000	728,000
Total	$1,099,000	$1,707,000

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. We have retrospectively adopted this standard as of December 31, 2015, although there was no impact on the Company, as all of the deferred tax assets for the year ended December 31, 2014 were classified as noncurrent.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).”  ASU 2016-02 provides new lease accounting guidance.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.  Early adoption is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:
	March 31,	December 31,
	2017 (Unaudited)	2016
Raw materials	$11,967	$13,031
Finished goods	4,488,487	4,034,279
	$4,500,454	$4,047,310

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:
	March 31,	December 31,
	2017 (Unaudited)	2016
Furniture and fixtures	$91,216	$91,216
Equipment	931,747	926,979
Vehicles	56,410	56,410
Software	39,999	39,999
Leasehold improvements	15,554	15,554
	1,134,926	1,130,158
Less: Accumulated depreciation	585,125	518,350
	$549,801	$611,808

For the three months ended March 31, 2017 and 2016, depreciation was $66,775 and $40,890, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $92,377 for the three months ended March 31, 2017 and 2016, respectfully.

Definite life intangible assets consist of the following:

	March 31, 2017 (Unaudited)	December 31, 2016

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,462,637	1,370,260
Intangible Assets, net	$1,385,663	$1,478,040

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000
Total Intangible Assets, net	$1,825,663	$1,918,040

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending March 31,	Amount

2018	$370,000
2019	370,000
2020	370,000
2021	276,000
2022	$—
1,386,000

NOTE 6. CONVERTIBLE DEBT

On March 15, 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 883,332 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $5,300,000. The Notes bear interest at a rate of 4% per annum and mature on August 31, 2018, unless earlier redeemed, repurchased or converted. The Notes rank senior to all of the Company’s unsecured debt. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, the Company may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three months ended March 31, 2017 was $14,133.

The warrants were valued at $57,728 using the Black-Scholes pricing model with the following assumptions: expected volatility: 111.54%; expected dividend: $0; expected term: 3 years; and risk free rate: 1.59%. The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The Company recorded the warrants’ relative fair value of $57,106 as an increase to additional paid-in capital and a discount against the related debt.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the three months ended March 31, 2017 was $137.

Convertible notes consist of the following at March 31, 2017:

March 31, 2017 (Unaudited)

Convertible notes	$5,300,000
Initial discount	(57,106)
Accumulated Amortization	137
Convertible notes, net	$5,243,031

NOTE 7. SHAREHOLDERS’ EQUITY

Our board of directors may, without further action by our shareholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of such preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of our common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2017 and December 31, 2016, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend, consists of 4,000 shares. At March 31, 2017 and December 31, 2016, there were no shares issued and outstanding, respectively.

Common Stock

During the three months ended March 31, 2017, we did not issue any shares of common stock. During the three months ended March 31, 2016, we issued 275,416 shares of common stock valued at approximately $145,000 for professional services rendered.

Stock Options

In February 2016, we issued options to purchase 100,000 shares of common stock to four directors, valued at $54,980 in total. The options have an exercise price of $0.55 per share. The options expire in February 2026. The options were valued using the Black-Scholes model using the following assumptions: volatility: 224%; dividend yield: 0%; zero coupon rate: 1.47%; and a life of 10 years.

The following table summarizes stock options outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	100,000	$0.96
Granted	—	—	100,000	0.55
Exercised	—	—	—	—
Outstanding, end of period	200,000	$0.76	200,000	$0.76

Options outstanding and exercisable by price range as of March 31, 2017 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	2.76	40,000	$2.10
$0.05	20,000	3.77	20,000	$0.05
$0.27	40,000	7.76	40,000	$0.27
$0.55	100,000	8.85	100,000	$0.55
	200,000	6.91	200,000	$0.76

Stock Warrants

For the three months ended March 31, 2016, we recognized total equity based compensation of approximately $168,000 on warrants issued to the Chief Executive Officer (“CEO”) in connection with his current and previous employment agreements. For the three months ended March 31, 2016, we recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016. In addition, on March 31, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.50 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51.

For the three months ended March 31, 2016, we recognized total equity based compensation of approximately $58,000 on warrants issued to the Chief Financial Officer (“CFO”) in connection with his current and previous employment agreements. For the three months ended March 31, 2016, we recognized $7,000 in stock compensation expense for the accrued but unvested portion of the warrants issued to the CFO under his previous agreement with the Company. In addition, on January 26, 2016, we issued warrants to purchase up to 100,000 shares of common stock to the CFO with a term of five years that vested upon issuance and have an exercise price of $0.55 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 100,000 shares of common stock received by the CFO totaling approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%;risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51.

For the three months ended March 31, 2016, we recognized equity compensation expense of approximately $57,000 related to warrants issued in April 2016 to an employee pursuant to his employment agreement with the Company. We accrued for the estimated fair value of the warrants as of March 31, 2016. We utilized the Black-Scholes method to fair value the warrants received by the employee with the following assumptions: volatility, 159%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.46.

For the three months ended March 31, 2017, we recognized approximately $12,000 in equity compensation expense for the accrued but unvested portion of the warrants issued to an employee pursuant to his agreement with the Company.

In March 2017, in connection with the issuance of the Notes, we issued three-year warrants to purchase up to an aggregate of 883,332 shares of common stock at an exercise price of $0.69 per share (see Note 6).

The following table summarizes the outstanding common stock warrants as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	36,701,413	$0.31	35,676,413	$0.30
Granted	883,332	0.69	1,400,000	0.42
Expired	—	—	(375,000)	0.05
Outstanding, end of period	37,584,745	$0.32	36,701,413	$0.31

                  Warrants outstanding and exercisable by price range as of March 31, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	0.28	1,575,000	$0.01
$0.05	600,000	0.75	600,000	$0.05
$0.15	7,750,000	0.55	7,750,000	$0.15
$0.26	100,000	1.24	100,000	$0.26
$0.27	250,000	4.75	250,000	$0.27
$0.29	10,125,613	3.56	10,125,613	$0.29
$0.30	11,925,800	1.50	11,925,800	$0.30
$0.32	250,000	4.50	250,000	$0.32
$0.33	75,000	1.50	75,000	$0.33
$0.42	250,000	4.25	250,000	$0.42
$0.50	625,000	3.68	425,000	$0.50
$0.55	100,000	3.83	100,000	$0.55
$0.62	75,000	1.30	75,000	$0.62
$0.69	883,332	2.96	883,332	$0.69
$1.00	3,000,000	3.09	3,000,000	$1.00
	37,584,745	2.17	37,384,745	$0.32

Unvested warrants outstanding as of March 31, 2017 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.50	200,000	5.00

NOTE 8. RELATED PARTY TRANSACTIONS

For each of the three months ended March 31, 2017 and 2016, we incurred fees for legal services rendered by Harold Paul in the amount of $15,000, respectively. Mr. Paul is also director of the Company.

In January 2016, we entered into a distributor agreement with TOMI Asia to facilitate growth in Asia. Wee Ah Kee, one of our significant shareholders, is the Chief Executive Officer of TOMI Asia. We amended the distributor agreement in August 2016, at which time TOMI Asia changed its name to SteraMist Asia. The initial term of our new agreement is three years and the agreement sets revenue targets of $5.5 million, $8.5 million and $12 million of our products during 2016, 2017 and 2018, respectively. Our new agreement includes mainland China and Indochina and excludes South Korea, Japan, Australia and New Zealand. No sales were made under the distributor agreement for the three months ended March 31, 2017 and 2016, respectfully.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014, we entered into a lease agreement for office and warehouse space in Frederick, Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause pursuant to which the Company will be subject to an annual rent increase of 3%, year over year. The lease expires on January 31, 2018. The Company accounts for the lease using the straight line method and recorded $11,427 in rent expense for the three months ended March 31, 2017 and 2016, respectively. Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending March 31,	Amount

2018	$45,000
$45,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of March 31, 2017 and December 31, 2016, there were no claims against us for product liability.

NOTE 10. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a new manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of March 31, 2017 and December 31, 2016, balances due to RG Group, Inc. accounted for approximately 53% and 31% of total accounts payable, respectively.  At March 31, 2017 and December 31, 2016, we maintained required deposits with RG Group, Inc. in the amounts of $79,119 and $147,010, respectively.  For the three months ended March 31, 2017 and 2016, RG Group, Inc. accounted for 67% and 77% of cost of goods sold, respectively.

Agreements with Directors

In March 2017, we increased the annual board fee to directors to $30,000, to be paid on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $35,000, also to be paid on a quarterly basis. In addition, we issued to each of our four board members 50,000 shares of common stock. The 200,000 shares of common stock were valued at $32,000 and accrued for in the three months ended March 31, 2017.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of March 31, 2017, we had entered into 63 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements.

NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,
	2017 (unaudited)	December 31, 2016
Commissions	$70,075	$172,735
Payroll and related costs	29,764	40,264
Director fees	63,250	19,000
Other accrued expenses	66,301	46,414
Total	$229,390	$278,413

NOTE 12. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

For the three months ended March 31, 2017, three customers accounted for 43% of revenue. Two customers accounted for 52% of net revenues for the three months ended March 31, 2016.

At March 31, 2017 and December 31, 2016, one customer accounted for 11% and 10% of accounts receivable, respectively.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the SEC.

In April 2017, we issued 50,000 shares of common stock valued at $8,000 to Walter Johnsen. Mr. Johnsen is a director of the Company.

In April 2017, we issued 50,000 shares of common stock valued at $8,000 to Kelly Anderson. Ms. Anderson is a director of the Company.

In April 2017, we issued 50,000 shares of common stock valued at $8,000 to Harold Paul. Mr. Paul is a director of the Company.

In April 2017, we issued 50,000 shares of common stock valued at $8,000 to Edward Fred. Mr. Fred is a former director of the Company.

In May 2017, we issued a senior callable convertible promissory note with an aggregate principal amount of $700,000. The note matures on November 8, 2018, unless earlier redeemed, repurchased or converted. The note is convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Before November 8, 2018, we may, at our option, after 30 days’ prior notice, redeem the note at any time prior to maturity at a price equal to 100% of the principal amount of the note to be redeemed plus accrued and unpaid interest as of the redemption date. Interest on the note is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued a three-year warrant to purchase up to an aggregate of 116,559 shares of common stock at an exercise price of $0.69 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

We are a global provider of infection prevention and decontamination products and services, focused primarily on life sciences, including healthcare, bio-safety, pharmaceutical, clean-room and research. We provide environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMist™ BIT™, which is a hydrogen peroxide-based mist and fog registered with the U.S. Environmental Protection Agency (“EPA”). Our mission is to help our customers create a healthier world through our product line and our motto is “innovating for a safer world” for healthcare and life. Introduced commercially in June 2013, our current suite of products incorporates our BIT™ Solution and applicators, including the SteraMist™ Surface Unit and the SteraMist™ Environment System. We have expanded our SteraMist™ BIT™ Technology beyond chemical and biological warfare applications to the deactivation of problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ provides fast-acting biological deactivation and works in hard-to-reach areas, while leaving no residue or noxious fumes.

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

Under the Federal Insecticide, Fungicide, and Rodenticide Act, we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias C. diff and MRSA, as well as the virus h1n1, which has better positioned us to penetrate the hospital-healthcare and other industries. We currently have our EPA-registered label in all 50 states with the addition of California and New York in July and October 2016, respectively.

SteraMist™ is easily incorporated into current cleaning procedures; is economical, non-corrosive and easy to apply; leaves no residues; and requires no wiping. All our SteraMist™ products are fully validated to comply with good manufacturing practice standard, have received Conformité Européene (CE) marks in the European Economic Area and are approved by Underwriters Laboratory. Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, mold spores, MRSA, h1n1, Geobacillus stearothermophilus and C. diff spores. As of January 27, 2017, our BIT™ solution and BIT™ technology is one of 33 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List.

In March 2017, we raised through a private placement transaction gross proceeds of $5,300,000. We issued senior callable convertible promissory notes (“the Notes”) maturing on August 31, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 883,332 shares of common stock at an exercise price of $0.69 per share. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

In February 2017, we established a Scientific Advisory Board comprised of three experts in intellectual property, biosafety and infection prevention. The Scientific Advisory Board will assist management in developing strategies, scientific research and development and monitoring technological and regulatory trends.

Domestically, our revenue for the three months ended March 31, 2017 was $848,000. We performed high level decontamination engagements in 5 global pharmaceutical facilities during the first quarter of 2017, which contributed to the growth in revenue in the life science market during the quarter. In addition, we expanded our customer base in the hospital-healthcare domestic and TOMI Service Network (“TSN”) markets.

Internationally, our revenue for the three months ended March 31, 2017 was $251,000. We continued to sell SteraMist™ equipment and solution into Europe while furthering our product registrations of our SteraMist™ BIT™ technology in 10 key countries throughout the European region.

Our first quarter results for 2016 included revenue from our exclusive distributor of approximately $650,000 based on the contractual minimum purchase requirements. During the first quarter of 2017, our exclusive distributor failed to place an order for their annual minimum purchase commitment which contributed to the decline in revenue for 2017 compared to 2016. As a result of the distributor’s failure to meet their contractual minimum purchase requirement, the distributor lost its exclusivity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our condensed consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Revenue Recognition

 For revenue from services and product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

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

 Our financial instruments include cash and equivalents, accounts receivable, accounts payable, accrued expenses and convertible debt. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments. The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials. At March 31, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Loss Per Share

Basic loss per share is computed by dividing our net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

Potentially dilutive securities as of March 31, 2017 consisted of 9,814,805 shares of common stock from convertible debentures, 37,584,745 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of March 31, 2016, consisted of 36,026,413 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

After giving effect to the add back of interest expense on the convertible note and the amortization of the debt discount on the convertible notes totaling $14,270, net loss per share attributable to common shareholders would be $0.01 per share.

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. During the year ended December 31, 2015, we had one active stock-based compensation plan, the TOMI Environmental Solutions, Inc. Stock Option and Restricted Stock Plan (the “2008 Plan”). The 2008 Plan allowed the Company, through a committee of its board of directors, to issue up to 2,500,000 shares of restricted common stock or stock options. The Company generally issues awards to its employees, consultants and board members. Stock options are granted with an exercise price equal to the closing price of our common stock on the date of the grant with a term no greater than 10 years. Generally, stock options vest over two to four years. Incentive stock options granted to shareholders who own 10% or more of our outstanding equity securities are granted at an exercise price that is not less than 110% of the closing price of our common stock on the date of grant and have a term no greater than five years. On the date of a grant, we determine the fair value of the stock option award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. On August 25, 2015, we terminated the 2008 Plan.

On January 29, 2016, our board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”), subject to approval by our shareholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. As of March 31, 2017, the 2016 Plan had not been approved by our shareholders.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current. We have retrospectively adopted this standard as of December 31, 2015, although there was no impact on the Company, as all of the deferred tax assets for the year ended December 31, 2014 were classified as noncurrent.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).”  ASU 2016-02 provides new lease accounting guidance.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.  Early adoption is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

Financial Operations Overview

Our financial position as of March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017 (Unaudited)	December 31, 2016

Total shareholders’ equity	$7,692,824	$8,250,063
Cash and cash equivalents	$5,996,031	$948,324
Accounts receivable, net	$1,411,128	$1,521,378
Inventories	$4,500,454	$4,047,310
Deposits on merchandise	$79,119	$147,010
Current liabilities	$1,554,439	$1,052,953
Convertible notes payable, net	$5,243,031	$—
Working capital	$10,555,692	$5,715,516

During the three months ended March 31, 2017, our liquidity positions were affected by the following:

●
Gross proceeds from the issuance of the Notes of $5,300,000; and
●
Net cash used in operations of approximately $248,000.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Summary of Quarterly Results

	For the Three Months
	Ended March 31,
	2017	2016
Revenues	$1,099,000	$1,707,000
Gross Profit	$682,000	$959,000
Total Operating Expenses(1)	$1,294,000	$1,998,000
Loss from Operations	$(612,000)	$(1,038,000)
Total Other Income (Expense)	$(14,000)	$—
Net Loss	$(626,000)	$(1,038,000)
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

(1)
Includes approximately $12,000 and $339,000 in non-cash equity compensation expense for the three months ended March 31, 2017 and 2016, respectively.

Sales

During the three months ended March 31, 2017 and 2016, we had net revenue of approximately $1,099,000 and $1,707,000, respectively, representing a decrease in revenue of $608,000 or 36%. The decrease in revenue during the three months ended March 31, 2017 is attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

Net Revenue

Product and Service Revenue

	Three Months Ended March 31,
	(Unaudited)
	2017	2016
SteraMist Product	$821,000	$1,504,000
Service & Training	278,000	203,000
Total	$1,099,000	$1,707,000

Revenue by Geographic Region

	Three Months Ended March 31,
	(Unaudited)
	2017	2016
United States	$848,000	$979,000
International	251,000	728,000
Total	$1,099,000	$1,707,000

Cost of Sales

During the three months ended March 31, 2017 and 2016, our cost of sales was approximately $416,000 and $748,000, respectively, representing a decrease of $332,000 or 44%. The primary reason for the decrease in cost of sales is lower sales during the three months ended March 31, 2017 as compared to the prior year. Our gross profit margins for the three months ended March 31, 2017 increased as compared to the prior period as a result of the customer mix in sales, as there was an order placed by a distributor in the first quarter of 2016 that lowered our gross profit.

Professional Fees

Professional fees for the three months ended March 31, 2017 were approximately $272,000, as compared to $178,000 during the prior year, representing an increase of approximately $94,000, or 53%. The increase is attributable to increased efforts to protect and strengthen our intellectual property and general corporate matters. Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $159,000 and $133,000 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $26,000, or 19%. The increase in depreciation expense for the three months ended March 31, 2017 is attributable to additional fixed assets acquired in the prior year.

Selling Expenses

Selling expenses for the three months ended March 31, 2017 were approximately $179,000, as compared to $352,000 in the same period in 2016, representing a decrease of $173,000 or 49%. The decrease in selling expenses is attributable to lower sales volume in the three months ended March 31, 2017 as compared to the prior year. These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research and Development

Research and development expenses for the three months ended March 31, 2017 were approximately $31,000, as compared to $9,000 in the three months ended March 31, 2016, representing an increase of $22,000, or 244%. The primary reason for the increase is increased testing costs related to our international product registrations. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the three months ended March 31, 2017 were approximately $31,000, as compared to $130,000 during the quarter ended March 31, 2016, representing a decrease of approximately $99,000, or 76%. The decrease in consulting fees is primarily due to significant charge incurred in the first quarter of 2016 with no such charge in the current year.

Equity Compensation Expense

Equity compensation expense represents non-cash charges and for the three months ended March 31, 2017 was approximately $12,000, as compared to $339,000 during the three months ended March 31, 2016, representing a decrease of $327,000, or 96%. The primary reason for the decrease is attributable to the timing of the issuances of options or warrants during the three months ended March 31, 2017 and 2016.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $610,000 and $857,000 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $247,000 or 29%. The primary reason for the decrease in general and administrative expense is attributable mainly to lower salaries and wages due to a reduced number of employees in the three months ended March 31, 2017 as compared to the same period in 2016.

Other Income and Expense

Amortization of debt discount was $137 and $0 during the three months ended March 31, 2017 and 2016, respectively, representing the amortization of debt discount on the $5,300,000 principal amount of Notes issued in March 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest expense for the three months ended March 31, 2017 and 2016 was approximately $14,000 and $0, respectively. This represented the interest incurred on the $5,300,000 in Notes issued in March 2017.

Net Loss

Net loss for the three months ended March 31, 2017 and 2016 was approximately $626,000 and $1,038,000, respectively, representing a decrease in the net loss of $412,000 or 40%. The primary reasons for the decrease in the net loss can be attributed to:

●
Lower operating expenses of approximately $704,000, offset by:
●
Lower revenue and gross profit of approximately $608,000 and $276,000, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of approximately $5,996,000 and working capital of $10,556,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In September 2016, our common stock was uplisted to the OTCQX Best Market. We intend to apply to further uplist our common stock to a national securities exchange. Due to the applicable qualitative and quantitative standards required to successfully list on a national securities exchange, we may need to raise additional capital in order to meet such benchmarks.

In March 2017, we raised gross proceeds of $5,300,000 through the issuance of the Notes, which mature on August 31, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 883,332 shares of common stock at an exercise price of $0.69 per share. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

For the three months ended March 31, 2017 and 2016, we incurred losses from operations of approximately $612,000 and $1,038,000, respectively.  The cash used in operations was approximately $248,000 and $995,000 for the three months ended March 31, 2017 and 2016, respectively.  We experienced a quarter over quarter decline in revenue which contributed to our loss from operations in the first quarter of 2017. The decline in revenue was attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

Our revenues can fluctuate due to the following:

●
Ramp up and expansion of our internal sales force and manufacturers’ representatives;
●
length of our sales cycle;
●
Expansion into new territories and markets; and
●
Timing of orders from distributors

We could incur additional operating losses and an increase of costs related to the continuation of product and technology development and administrative activities.

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

Operating activities

Cash used in operating activities during the three months ended March 31, 2017 and 2016 was approximately $248,000 and $995,000, respectively. Cash used in operating activities decreased $747,000 for the three months ended March 31, 2017 primarily due to the reduced net loss compared to the same period ended in the prior year.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2017 and 2016 was approximately $5,000 and $297,000. Cash used in investing activities decreased $292,000 as compared to the three months ended March 31, 2016 primarily due to service equipment purchased in the first quarter of 2016 with no corresponding purchase in the first quarter of 2017.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2017 consisted of the $5,300,000 in aggregate gross proceeds received from the issuance of the Notes.

Cash provided by financing activities during the three months ended March 31, 2016 was $0.

Contractual Obligations

Our contractual obligations as of March 31, 2017 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases(1)	$45	$45	$—	$—	$—
Convertible Debt(2)	5,300		$5,300	$—	$—
	$5,345	$45	$5,300	$—	$—

(1)
Amounts represent a non-cancelable operating lease for office space in Frederick, Maryland that terminates on January 31, 2018. In addition to base rent, the lease calls for payment of common area maintenance operating expenses.
(2)
Amount represents convertible notes maturing on August 31, 2018.

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

Critical Accounting Policies

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to disclose the information required by this Item 3 pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

While, as a smaller reporting company, we are not required to provide the information required by this Item 1A, you should carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No sales that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 15, 2017	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Note issued on March 8, 2017	8-K	000-09908	4.1	3/21/17

4.2	Form of Warrant issued on March 15, 2017	8-K	000-09908	4.2	3/21/17

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.