Form 10-Q
period 2017-06-30
TOMI Environmental Solutions, Inc.
filed 2017-08-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 9, 2017, the registrant had 121,043,958 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I -	FINANCIAL INFORMATION

Item 1	Financial Statements.	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	35

Item 4	Controls and Procedures.	35

PART II -	OTHER INFORMATION

Item 1	Legal Proceedings.	37

Item 1A	Risk Factors.	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 3	Defaults Upon Senior Securities.	37

Item 4	Mine Safety Disclosures.	37

Item 5	Other Information.	37

Item 6	Exhibits.	37

SIGNATURES		38

EXHIBIT INDEX		39

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	June 30, 2017 (Unaudited)	December 31, 2016
Cash and Cash Equivalents	$5,467,521	$948,324
Accounts Receivable - net	1,723,469	1,521,378
Inventories (Note 3)	4,064,120	4,047,310
Deposits on Merchandise (Note 10)	79,119	147,010
Prepaid Expenses	210,895	104,448
Total Current Assets	11,545,123	6,768,469

Property and Equipment - net (Note 4)	494,940	611,807

Other Assets:
Intangible Assets - net (Note 5)	1,733,286	1,918,040
Security Deposits	4,700	4,700
Total Other Assets	1,737,986	1,922,740
Total Assets	$13,778,049	$9,303,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$741,203	$735,879
Accrued Expenses and Other Current Liabilities (Note 11)	285,499	278,413
Accrued Interest (Note 6)	71,256	-
Customer Deposits	7,487	30,120
Deferred Rent	4,661	8,541
Total Current Liabilities	1,110,105	1,052,953

Convertible Notes Payable, net of discount of $61,010 at June 30, 2017 (Note 6)	5,938,990	-
Total Long-term Liabilities	5,938,990	-
Total Liabilities	7,049,096	1,052,953

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at June 30, 2017 and December 31, 2016	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
121,043,958 and 120,825,134 shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively.	1,210,439	1,208,251
Additional Paid-In Capital	41,683,635	41,367,946
Accumulated Deficit	(36,170,220)	(34,331,234)
Total Shareholders’ Equity	6,728,954	8,250,063
Total Liabilities and Shareholders’ Equity	$13,778,049	$9,303,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales, net	$1,379,769	$1,728,533	$2,478,653	$3,435,508
Cost of Sales	512,494	706,760	928,851	1,454,572
Gross Profit	867,275	1,021,773	1,549,801	1,980,936

Operating Expenses:
Professional Fees	394,710	95,521	666,721	273,181
Depreciation and Amortization	148,923	145,763	308,074	279,030
Selling Expenses	371,095	517,486	550,480	869,662
Research and Development	18,119	18,718	48,765	27,498
Equity Compensation Expense (Note 7)	232,345	118,340	243,897	456,969
Consulting Fees	86,060	101,435	117,112	231,061
General and Administrative	771,869	814,117	1,382,224	1,671,585
Total Operating Expenses	2,023,121	1,811,379	3,317,274	3,808,986
Loss from Operations	(1,155,845)	(789,606)	(1,767,472)	(1,828,050)

Other Income (Expense):
Amortization of Debt Discounts	(757)	-	(894)	-
Gain on Disposition of Property and Equipment	-	12,000	-	12,000
Grant	-	202,451	-	202,451
Interest Income	636	-	636	-
Interest Expense	(57,123)	-	(71,256)	-
Total Other Income (Expense)	(57,244)	214,451	(71,514)	214,451

Net Loss	$(1,213,089)	$(575,155)	$(1,838,986)	$(1,613,599)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	121,032,400	120,457,277	120,929,340	120,317,306

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	510,000	$5,100	120,825,134	$1,208,252	$41,367,946	$(34,331,234)	$8,250,064

Equity based compensation					220,973		220,973
Common stock issued for services provided			218,824	2,188	32,812		35,000
Warrants issued as part of debt private placement					61,904		61,904
Net Loss for the six months ended June 30, 2017						(1,838,986)	(1,838,986)
Balance at June 30, 2017	510,000	$5,100	121,043,958	$1,210,440	$41,683,635	$(36,170,221)	$6,728,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the
	Six Months Ended
	June 30,
	2017	2016
Cash Flow From Operating Activities:
Net Loss	$(1,838,986)	$(1,613,599)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	308,074	279,030
Amortization of Debt Discount	894	-
Equity Based Compensation	220,973	456,969
Value of Equity Issued for Services	35,000	221,694
Reserve for Bad Debts	50,000	105,000
Gain on Disposition of Property and Equipment	-	(12,000)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(252,091)	(716,860)
Inventory	(16,809)	(2,844,182)
Prepaid Expenses	(106,447)	(100,599)
Deposits on Merchandise	67,890	231,211
Increase (Decrease) in:
Accounts Payable	5,323	810,943
Accrued Expenses	7,085	304,649
Accrued Interest	71,256	-
Accrued Officers Compensation	-	36,542
Deferred Rent	(3,880)	(3,102)
Advances on Grant	-	(210,503)
Customer Deposits	(22,632)	14,484
Net Cash Used in Operating Activities	(1,474,350)	(3,040,323)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(6,453)	(459,793)
Proceeds on Disposition of Property and Equipment	-	12,000
Net Cash Used in Investing Activities	(6,453)	(447,793)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED (UNAUDITED)

	For the
	Six Months Ended
	June 30,
	2017	2016
Cash Flow From Financing Activities:
Proceeds from Convertible Notes	6,000,000	-
Net Cash Provided by Financing Activities	6,000,000	-
Increase (Decrease) In Cash and Cash Equivalents	4,519,197	(3,488,116)
Cash and Cash Equivalents - Beginning	948,324	5,916,068
Cash and Cash Equivalents – Ending	$5,467,521	$2,427,952

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$-
Cash Paid for Income Taxes	$800	$800

Non-Cash Investing and Financing Activities :
Establishment of discount on convertible debt	$61,904	$-

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments. The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates (See Note 6).

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and six months ended June 30, 2017 was approximately $60,000 and $60,000, respectively. Bad debt expense for the three and six months ended June 30, 2016 was $75,000 and $105,000, respectively.

At June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $350,000 and $300,000, respectively.

As of June 30, 2017, one customer accounted for 11% of accounts receivable. Two customers accounted for 26% of net revenues for the three months ended June 30, 2017 and two customers accounted for 24% of net revenues for the six months ended June 30, 2017.

As of December 31, 2016, one customer accounted for 10% of accounts receivable. Three customers accounted for 32% of net revenues for the three months ended June 30, 2016 and two customers accounted for 31% of net revenues for the six months ended June 30, 2016.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials. At June 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accounts Payable

As of June 30, 2017 and December 31, 2016, two vendors accounted for approximately 61% and 49% of total accounts payable, respectively.

For the three and six months ended June 30, 2017, one vendor accounted for 70% and 68% of cost of goods sold, respectively. For the three and six months ended June 30, 2016, one vendor accounted for 84% and 80% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2017 and December 31, 2016, the Company did not establish a warranty reserve.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2017 and December 31, 2016. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of June 30, 2017 consisted of 11,111,100 shares of common stock from convertible debentures, 38,091,411 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of June 30, 2016, consisted of 36,576,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from Convertible Series A Preferred Stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 49.9 million and 37.2 shares of common stock were outstanding at June 30, 2017 and 2016, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended June 30,
	2017	2016

Net loss	$(1,213,089)	$(575,155)
Adjustments for convertible debt - as converted
Interest on convertible debt	57,123	-
Amortization of debt discount on convertible debt	757	-
Net loss attributable to common shareholders	$(1,155,209)	$(575,155)
Weighted average number of common shares outstanding:
Basic and diluted	121,032,400	120,457,277
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.00)

	Six Months Ended June 30,
	2017	2016

Net loss	$(1,838,986)	$(1,613,599)
Adjustments for convertible debt - as converted
Interest on convertible debt	71,256	-
Amortization of debt discount on convertible debt	894	-
Net loss attributable to common shareholders	$(1,766,836)	$(1,613,599)
Weighted average number of common shares outstanding:
Basic and diluted	120,929,340	120,317,306
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

Revenue Recognition

Revenue is recognized when: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On January 29, 2016, our board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”), subject to approval by our shareholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. On July 7, 2017, our shareholders approved the 2016 Plan at our 2017 Annual Meeting of Shareholders (See Note 13).

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2017 and 2016.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three and six months ended June 30, 2017, were approximately $19,000 and $28,000, respectively. Advertising and promotional expenses for the three and six months ended June 30, 2016, were approximately $46,000 and $87,000, respectively

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and six months ended June 30, 2017, research and development expenses were approximately $18,000 and $49,000, respectively. For the three and six months ended June 30, 2016, research and development expenses were approximately $19,000 and $27,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $32,000 and $53,000 for the three and six months ended June 30, 2017, respectively. Shipping and handling costs included in general and administrative expense were approximately $41,000 and $72,000 for the three and six months ended June 30, 2016, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is shown below:

Net Revenue

Product and Service Revenue

	Three Months Ended June 30, (Unaudited)
	2017	2016
SteraMist Product	$1,099,000	$1,630,000
Service & Training	281,000	99,000
Total	$1,380,000	$1,729,000

	Six Months Ended June 30, (Unaudited)
	2017	2016
SteraMist Product	$1,921,000	$3,134,000
Service & Training	558,000	301,000
Total	$2,479,000	$3,435,000

Revenue by Geographic Region

	Three Months Ended June 30, (Unaudited)
	2017	2016
United States	$1,002,000	$1,286,000
International	378,000	443,000
Total	$1,380,000	$1,729,000

	Six Months Ended June 30, (Unaudited)
	2017	2016
United States	$1,831,000	$2,263,000
International	648,000	1,172,000
Total	$2,479,000	$3,435,000

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU will have a currently undetermined impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope Of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2018.

NOTE 3. INVENTORIES

Inventories consist of the following at:
	June 30,
	2017 (Unaudited)	December 31, 2016
Raw materials	$11,031	$13,031
Finished goods	4,053,089	4,034,279
	$4,064,120	$4,047,310

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

	June 30,
	2017 (Unaudited)	December 31, 2016
Furniture and fixtures	$91,216	$91,216
Equipment	933,432	926,979
Vehicles	56,410	56,410
Software	39,999	39,999
Leasehold improvements	15,554	15,554
	1,136,611	1,130,158
Less: Accumulated depreciation	641,671	518,350
	$494,940	$611,808

For the three and six months ended June 30, 2017, depreciation was $56,545 and $123,320, respectively. For the three and six months ended June 30, 2016, depreciation was $53,386 and $94,276 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $184,754 for the three and six months ended June 30, 2017 and 2016, respectively.

Definite life intangible assets consist of the following:

	June 30, 2017 (Unaudited)	December 31, 2016

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,555,014	1,370,260
Intangible Assets, net	$1,293,286	$1,478,040

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000

Total Intangible Assets, net	$1,733,286	$1,918,040

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending June 30,	Amount

2018	$370,000
2019	370,000
2020	370,000
2021	183,000
2022	-
$1,293,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal matures on August 31, 2018 and $700,000 in principal matures on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. For the notes amounting $5,300,000 in principal, subsequent to September 1, 2017, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  For the notes amounting $700,000 in principal, before November 8, 2018, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three and six months ended June 30, 2017 was $57,123 and $71,256, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% -111.54%; expected dividend: $0; expected term: 3 years; and risk free rate: 1.49% - 1.59%. The estimated fair value of the warrants was calculated using the Black-Scholes valuation model. The Company recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related debt.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the three and six months ended June 30, 2017 was $757 and $894, respectively.

Convertible notes consist of the following at June 30, 2017:

June 30, 2017 (Unaudited)

Convertible notes	$6,000,000
Initial discount	(61,904)
Accumulated amortization	894
Convertible notes, net	$5,938,990

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2017 and December 31, 2016, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend, consists of 4,000 shares. At June 30, 2017 and December 31, 2016, there were no shares issued and outstanding, respectively.

Common Stock

During the six months ended June 30, 2016, the Company issued 425,416 shares of common stock valued at $221,694 for professional services rendered.

During the six months ended June 30, 2017, the Company issued 218,824 shares of common stock valued at $35,000 for professional services rendered, of which 200,000 shares were valued at $32,000, and issued to our board of directors (See Note 10).

Stock Options

In February 2016, we issued options to purchase 100,000 shares of common stock to four directors, valued at $54,980 in total. The options have an exercise price of $0.55 per share and expire in February 2026. The options were valued using the Black-Scholes model using the following assumptions: volatility: 224%; dividend yield: 0%; zero coupon rate: 1.47%; and a life of 10 years.

The following table summarizes stock options outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	100,000	$0.96
Granted	—	—	100,000	0.55
Exercised	—	—	—	—
Outstanding, end of period	200,000	$0.76	200,000	$0.76

Options outstanding and exercisable by price range as of June 30, 2017 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	2.51	40,000	$2.10
$0.05	20,000	3.52	20,000	$0.05
$0.27	40,000	7.51	40,000	$0.27
$0.55	100,000	8.60	100,000	$0.55
	200,000	6.66	200,000	$0.76

Stock Warrants

For the six months ended June 30, 2016, we recognized total equity based compensation of approximately $267,000 on warrants issued to the CEO in connection with his current and previous employment agreements. For the six months ended June 30, 2016, we recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016. In addition, on March 31, 2016, we issued a warrant to purchase up to 250,000 shares of common stock to the CEO at an exercise price of $0.50 per share with a term of five years, which vested upon issuance. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.51. On June 30, 2016, we issued a warrant to purchase up to 250,000 shares of common stock at an exercise price of $0.42 per share to the CEO with a term of five years, which vested upon issuance. We utilized the Black-Scholes method to fair value the warrant at approximately $99,000 with the following assumptions: volatility, 157%; expected dividend yield, 0%; risk free interest rate, 1.17%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.40.

For the six months ended June 30, 2016, we recognized total equity based compensation of approximately $65,000 on warrants issued to the CFO in connection with his current and previous employment agreements. For the six months ended June 30, 2016, we recognized $14,000 in stock compensation expense for the accrued but not vested portion of the warrants issued to the CFO under his previous agreement with the Company. In addition, on January 26, 2016, we issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.55 per share to the CFO with a term of five years, which vested upon issuance. We utilized the Black-Scholes method to fair value the warrant at approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.51.

For the six months ended June 30, 2016, we recognized equity compensation expense of approximately $69,000 related to the vested and accrual of an unvested warrant contracted to an employee pursuant to his employment agreement that were issued in April 2016. We utilized the Black-Scholes method to fair value the warrant to purchase 300,000 shares of common stock received by the employee with the following assumptions: volatility, 159%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.46.

On June 30, 2017, we issued warrants to purchase up to 15,000 shares of common stock at an exercise price of $0.10 per share to the members of the Scientific Advisory Board with a term of five years, which vested upon issuance. The Company utilized the Black-Scholes method to fair value the warrants received by the members of the Scientific Advisory Board at $1,400 with the following assumptions: volatility, 150%; expected dividend yield, 0%; risk free interest rate, 1.83%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.09.

For the three and six months ended June 30, 2017, we recognized approximately $12,000 and $24,000 in equity compensation expense for the accrued but unvested portion of the warrants issued to an employee pursuant to his agreement with the Company.

In June 2017, we modified the terms of 4,000,000 outstanding warrants.  Pursuant to a settlement agreement, the term of the warrants was increased by 2 years and the exercise price was modified to $0.12 per share (decrease of $0.03 per share).  Pursuant to ASC 718, the modified terms of the warrants resulted in approximately $196,000 in incremental equity compensation expense for the six months ended June 30, 2017.  We utilized the Black-Scholes method to fair value the warrants under the original and modified terms with the following range of assumptions: volatility, 81%-97%; expected dividend yield, 0%; risk free interest rate, 1.28%; and a life of 0.33 - 2.33 years, respectively. The grant date fair value of each share underlying the warrant was $0.01 and $0.06, respectively.

               As of June 30, 2017, the Company accrued for and expensed approximately $23,000 in equity compensation expense in connection with the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share, which it issued to the CEO in connection with his employment agreement. The warrant has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 153%; expected dividend yield, 0%; risk free interest rate, 1.90%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.09. The warrants were issued in July 2017.

In March and May of 2017, in connection with the issuance of the Notes, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share (see Note 6).

The following table summarizes the outstanding common stock warrants as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	37,076,413	$0.31	35,676,413	$0.30
Granted	1,014,998	0.68	1,400,000	0.42
Expired	—	—	—	—
Outstanding, end of period	38,091,411	$0.32	37,076,413	$0.31

 Warrants outstanding and exercisable by price range as of June 30, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.01	1,575,000	0.03	1,575,000	$0.01
$0.05	*975,000	0.50	*975,000	$0.05
$0.10	15,000	5.00	15,000	$0.10
$0.12	4,000,000	2.29	4,000,000	$0.12
$0.15	3,750,000	0.30	3,750,000	$0.15
$0.26	100,000	0.99	100,000	$0.26
$0.27	250,000	4.50	250,000	$0.27
$0.29	10,125,613	3.31	10,125,613	$0.29
$0.30	11,925,800	1.25	11,925,800	$0.30
$0.32	250,000	4.25	250,000	$0.32
$0.33	75,000	1.25	75,000	$0.33
$0.42	250,000	4.00	250,000	$0.42
$0.50	625,000	3.43	525,000	$0.50
$0.55	100,000	3.58	100,000	$0.55
$0.62	75,000	1.05	75,000	$0.62
$0.69	999,998	2.71	999,998	$0.69
$1.00	3,000,000	2.84	3,000,000	$1.00
	38,091,411	2.01	37,991,411	$0.32

* See Note 13

Unvested warrants outstanding as of June 30, 2017 were as follows:

Unvested Warrants
Weighted Average Exercise Price	Number	Average Weighted Remaining Contractual Life in Years
$0.50	100,000	5.00

NOTE 8. RELATED PARTY TRANSACTIONS

For each of the three and six months ended June 30, 2017 and 2016, we incurred fees for legal services rendered by Harold Paul in the amount of $15,000 and $30,000, respectively. Mr. Paul is also a director of the Company.

In January 2016, we entered into a distributor agreement with TOMI Asia to facilitate growth in Asia. Wee Ah Kee, one of our significant shareholders, is the Chief Executive Officer of TOMI Asia. We amended the distributor agreement in August 2016, at which time TOMI Asia changed its name to SteraMist Asia. The initial term of our new agreement is three years and the agreement sets revenue targets of $5.5 million, $8.5 million and $12 million of our products during 2016, 2017 and 2018, respectively. Our new agreement includes mainland China and Indochina and excludes South Korea, Japan, Australia and New Zealand. Approximately $6,000 and $7,000 in sales were made under the distributor agreement for the three and six months ended June 30, 2017 respectfully. No sales were made under the distributor agreement for the three and six months ended June 30, 2016.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014, we entered into a lease agreement for office and warehouse space in Frederick, Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause pursuant to which the Company will be subject to an annual rent increase of 3%, year over year. The lease expires on January 31, 2018. The Company accounts for the lease using the straight line method and recorded $11,427 and $22,854 in rent expense for the three and six months ended June 30, 2017 and 2016, respectively. Approximate minimum annual rents under the lease are as follows:

Period Ending January 31,	Amount

2018	$31,000
$31,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of June 30, 2017 and December 31, 2016, there were no claims against us for product liability.

NOTE 10. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a new manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of June 30, 2017 and December 31, 2016, balances due to RG Group, Inc. accounted for approximately 0.5% and 31% of total accounts payable, respectively.  At June 30, 2017 and December 31, 2016, we maintained required deposits with RG Group, Inc. in the amounts of $79,119 and $147,010, respectively.  For the three and six months ended June 30, 2017, RG Group, Inc. accounted for 70% and 68% of cost of goods sold, respectively. For the three and six months ended June 30, 2016, RG Group, Inc. accounted for 84% and 80% of cost of goods sold, respectively.

Agreements with Directors

In March 2017, we increased the annual board fee to directors to $30,000, to be paid on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $35,000, also to be paid on a quarterly basis. In addition, we issued to each of our four board members 50,000 shares of common stock in April 2017. The 200,000 shares of common stock were valued at $32,000 for the six months ended June 30, 2017.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of June 30, 2017, we had entered into 64 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements.

In May 2017, we entered into an agreement with 41 North International LLC to provide consulting services in the areas of sales management and business development.  The term of the agreement is for 6 months and provides for automatic monthly renewals. Either party can terminate the agreement after 6 months with 30 days written notice.  The agreement provides for a $20,000 monthly fee as an advance against commissions (See Note 13).

NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,
	2017 (unaudited)	December 31, 2016
Commissions	$139,128	$172,735
Payroll and related costs	57,188	40,264
Director fees	23,750	19,000
Other accrued expenses	65,433	46,414
Total	$285,499	$278,413

NOTE 12. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

Two customers accounted for 26% of net revenues for the three months ended June 30, 2017 and two customers accounted for 24% of net revenues for the six months ended June 30, 2017. Three customers accounted for 32% of net revenues for the three months ended June 30, 2016 and two customers accounted for 31% of net revenues for the six months ended June 30, 2016.

At June 30, 2017 and December 31, 2016, one customer accounted for 11% and 10% of accounts receivable, respectively.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the SEC.

In July of 2017, we settled our litigation with Astro Pak Corporation (“Astro Pak”) relating to our patents and intellectual property rights. Astro Pak has agreed that we are the sole owner of ionized hydrogen peroxide decontamination and sterilization technology, patents, and products, which we market under the brands Binary Ionization Technology® (BIT™) and SteraMist™. We sued Astro Pak and its wholly owned subsidiary SixLog Corporation (“SixLog”) in California federal court for infringing our United States Patent Nos. 6,969,487 and 7,008,592 and violating our intellectual property rights by, among other things, indicating that our technology and patents were proprietary to SixLog and marketing our patented equipment with SixLog labels. Astro Pak and SixLog agreed to cease this conduct and pay us a cash settlement. Astro Pak also agreed to assign its iHP mark to us, complementing our existing trademark and trade name protection. Finally, Astro Pak and SixLog agreed to remove from the web or take steps to remove any assertions or suggestions that they own or developed ionized hydrogen peroxide technology or patents, or that they provide any ionized hydrogen peroxide products or services.

At our 2017 Annual Meeting of Shareholders, our shareholders elected Mr. Ronald E. Ainsworth to our board of directors, to serve as a Class I director. The term of his service as director commenced on July 7, 2017 and will expire at our 2018 Annual Meeting of Shareholders, unless Mr. Ainsworth sooner resigns or is removed. The agreement between the Company and Mr. Ainsworth provides for an annual fee in the amount of $30,000 paid on a quarterly basis and the grant of 50,000 shares of our common stock. Mr. Ainsworth is a principal in 41 North International, LLC (See Note 10).

In August 2017, 975,000 warrants were exercised which resulted in gross proceeds of $48,750.

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

Under the Federal Insecticide, Fungicide, and Rodenticide Act, we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias C. diff and MRSA, as well as the virus h1n1, which has better positioned us to penetrate the hospital-healthcare and other industries. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. We currently have our EPA-registered label in all 50 states with the addition of California and New York in July and October 2016, respectively.

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

In March and May 2017, we raised through a private placement transaction gross proceeds of $6,000,000. We issued senior callable convertible promissory notes (“the Notes”) maturing on August 31, 2018 and November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. For the notes amounting $5,300,000 in principal, subsequent to September 1, 2017, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  For the notes amounting $700,000 in principal, before November 8, 2018, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

In February 2017, we established a Scientific Advisory Board comprised of three experts in intellectual property, biosafety and infection prevention. The Scientific Advisory Board will assist management in developing strategies, scientific research and development and monitoring technological and regulatory trends.

During 2017 we have continued to build brand awareness through marketing and advertising initiatives as well as the overall performance of our product. In July 2017, one of our custom built in systems that was designed and installed into a vivarium facility was featured in a publication, ALNmag.

In July 2017, we settled our litigation with Astro Pak Corporation (“Astro Pak”) relating to our patents and intellectual property rights. Astro Pak has agreed that we are the sole owner of ionized hydrogen peroxide decontamination and sterilization technology, patents, and products, which we market under the brands Binary Ionization Technology® (BIT™) and SteraMist™. We sued Astro Pak and its wholly owned subsidiary SixLog Corporation (“SixLog”) in California federal court for infringing our United States Patent Nos. 6,969,487 and 7,008,592 and violating our intellectual property rights by, among other things, indicating that our technology and patents were proprietary to SixLog and marketing our patented equipment with SixLog labels. Astro Pak and SixLog agreed to cease this conduct and pay us a cash settlement. Astro Pak also agreed to assign its iHP mark to us, complementing our existing trademark and trade name protection. Finally, Astro Pak and SixLog agreed to remove from the web or take steps to remove any assertions or suggestions that they own or developed ionized hydrogen peroxide technology or patents, or that they provide any ionized hydrogen peroxide products or services.

Domestically, our revenue for the three and six months ended June 30, 2017 was $1,002,000 and $1,831,000, respectively. We performed various high level decontamination engagements in 6 global pharmaceutical facilities during the six months ended June 30 2017, which contributed to the growth in revenue in the life science market during 2017. We anticipate continued growth in the life science market as we further expand our dedicated sales force in the sector and as a result of the settlement with Astro Pak. In addition, we expanded our customer base in the hospital-healthcare domestic and TOMI Service Network (“TSN”) markets.

Internationally, our revenue for the three and six months ended June 30, 2017 was $378,000 and $648,000, respectively. We continued to sell SteraMist™ equipment and solution into Europe while furthering our product registrations of our SteraMist™ BIT™ technology in 10 key countries throughout the European region. In addition, we continued our growth into international markets during the second quarter by entering into distributor and sales rep agreements in Chile, Brazil and Portugal.

Our sales results for the six months ended June 30, 2016 included revenue from our exclusive distributor of approximately $650,000 based on the contractual minimum purchase requirements. During the first six months of 2017, our exclusive distributor failed to place an order for their annual minimum purchase commitment which contributed to the decline in revenue for 2017 compared to 2016. As a result of the distributor’s failure to meet their contractual minimum purchase requirement, the distributor lost its exclusivity.

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

Revenue Recognition

 Revenue is recognized when: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories consist primarily of finished goods and raw materials. At June 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Potentially dilutive securities as of June 30, 2017 consisted of 11,111,100 shares of common stock from convertible debentures, 38,091,411 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of June 30, 2016, consisted of 36,576,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from Convertible Series A Preferred Stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 49.9 million and 37.2 shares of common stock were outstanding at June 30, 2017 and 2016, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended June 30,
	2017	2016

Net loss	$(1,213,089)	$(575,155)
Adjustments for convertible debt - as converted
Interest on convertible debt	57,123	-
Amortization of debt discount on convertible debt	757	-
Net loss attributable to common shareholders	$(1,155,209)	$(575,155)
Weighted average number of common shares outstanding:
Basic and diluted	121,032,400	120,457,277
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.00)

	Six Months Ended June 30,
	2017	2016

Net loss	$(1,838,986)	$(1,613,599)
Adjustments for convertible debt - as converted
Interest on convertible debt	71,256	-
Amortization of debt discount on convertible debt	894	-
Net loss attributable to common shareholders	$(1,766,836)	$(1,613,599)
Weighted average number of common shares outstanding:
Basic and diluted	120,929,340	120,317,306
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On January 29, 2016, our board of directors adopted the 2016 Equity Compensation Plan (the “2016 Plan”), subject to approval by our shareholders. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. On July 7, 2017, our shareholders approved the 2016 Plan at our 2017 Annual Meeting of Shareholders.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2017 and 2016.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of the ASU is prospective. We have not yet selected an adoption date, and the ASU will have a currently undetermined impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope Of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We are currently obtaining an understanding of the ASU and plan to adopt the ASU on January 1, 2018.

Financial Operations Overview

Our financial position as of June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017 (Unaudited)	December 31, 2016

Total shareholders’ equity	$6,728,954	$8,250,063
Cash and cash equivalents	$5,467,521	$948,324
Accounts receivable, net	$1,723,469	$1,521,378
Inventories	$4,064,120	$4,047,310
Deposits on merchandise	$79,119	$147,010
Current liabilities	$1,110,105	$1,052,953
Convertible notes payable, net	$5,938,990	$—
Working capital	$10,435,018	$5,715,516

During the six months ended June 30, 2017, our liquidity positions were affected by the following:

●
Gross proceeds from the issuance of the Notes of $6,000,000; and
●
Net cash used in operations of approximately $1,474,000.

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the Three Months
	Ended June 30, (Unaudited)
	2017	2016
Revenues	$1,380,000	$1,729,000
Gross Profit	$867,000	$1,022,000
Total Operating Expenses(1)	$2,023,000	$1,811,00
Loss from Operations	$(1,156,000)	$(790,000)
Total Other Income (Expense)	$(57,000)	$214,000
Net Loss	$(1,213,000)	$(575,000)
Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

(1)
Includes approximately $232,000 and $118,000 in non-cash equity compensation expense for the three months ended June 30, 2017 and 2016, respectively.

Sales

During the three months ended June 30, 2017 and 2016, we had net revenue of approximately $1,380,000 and $1,729,000, respectively, representing a decrease in revenue of $349,000 or 20%.

Net Revenue

Product and Service Revenue

	Three Months Ended June 30, (Unaudited)
	2017	2016
SteraMist Product	$1,099,000	$1,630,000
Service & Training	281,000	99,000
Total	$1,380,000	$1,729,000

Revenue by Geographic Region

	Three Months Ended June 30, (Unaudited)
	2017	2016
United States	$1,002,000	$1,286,000
International	378,000	443,000
Total	$1,380,000	$1,729,000

Cost of Sales

During the three months ended June 30, 2017 and 2016, our cost of sales was approximately $512,000 and $707,000, respectively, representing a decrease of 195,000 or 27%. The primary reason for the decrease in cost of sales is lower sales during the three months ended June 30, 2017 as compared to the prior year. Our gross profit margins as a percentage of sales for the three months ended June 30, 2017 increased as compared to the prior period as a result of the product mix in sales.

Professional Fees

Professional fees for the three months ended June 30, 2017 were approximately $395,000, as compared to $96,000 during the prior year, representing an increase of approximately $299,000, or 311%. The increase is attributable to increased efforts to protect and strengthen our intellectual property and the lawsuit with Astro Pak which we settled in July 2017. Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $149,000 and $146,000 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $3,000, or 2%. The increase in depreciation expense for the three months ended June 30, 2017 is attributable to additional fixed assets acquired in the prior year.

Selling Expenses

Selling expenses for the three months ended June 30, 2017 were approximately $371,000, as compared to $517,000 in the same period in 2016, representing a decrease of $146,000 or 28%. The decrease in selling expenses is attributable to lower sales volume in the three months ended June 30, 2017 and a reduced number of employees as compared to the prior year. These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research and Development

Research and development expenses for the three months ended June 30, 2017 were approximately $18,000, as compared to $19,000 in the three months ended June 30, 2016. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the three months ended June 30, 2017 were approximately $86,000, as compared to $101,000 during the quarter ended June 30, 2016, representing a decrease of approximately $15,000, or 15%.

Equity Compensation Expense

Equity compensation expense represents non-cash charges and for the three months ended June 30, 2017 was approximately $232,000, as compared to $118,000 during the three months ended June 30, 2016, representing an increase of $114,000, or 96%. The primary reason for the increase is attributable to equity compensation charges in the second quarter for warrants granted and modified.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $772,000 and $814,000 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $42,000 or 5%. The primary reason for the decrease in general and administrative expense is attributable mainly to lower salaries and wages due to a reduced number of employees in the three months ended June 30, 2017 as compared to the same period in 2016.

Other Income and Expense

Amortization of debt discount was $757 and $0 during the three months ended June 30, 2017 and 2016, respectively, representing the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Income recognized from grant for the three months ended June 30, 2016 was $202,000. This represents the amounts advanced to the Company in excess of the costs incurred. The grant was finalized in 2016.

Gain on disposition of equipment for the three months ended June 30, 2017 and 2016 amounted to $0 and $12,000, respectively.

Interest income for the three months ended June 30, 2017 and 2016 was approximately $600 and $0, respectively.

Interest expense for the three months ended June 30, 2017 and 2016 was approximately $57,000 and $0, respectively. This represented the interest incurred on the $6,000,000 in Notes issued in March and May 2017.

Net Loss

Net loss for the three months ended June 30, 2017 and 2016 was approximately $1,213,000 and $575,000, respectively, representing an increase in the net loss of $638,000 or 111%. The primary reasons for the increase in the net loss can be attributed to:

●
Lower revenue and gross profit of approximately $349,000 and $154,000, respectively.
●
Increased operating expenses of approximately $212,000;
●
Interest expense of approximately $57,000;
●
Decrease in other income of $214,000

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the Six Months
	Ended June 30, (Unaudited)
	2017	2016
Revenues	$2,479,000	$3,435,000
Gross Profit	$1,550,000	$1,981,000
Total Operating Expenses(1)	$3,317,000	$3,809,000
Loss from Operations	$(1,767,000)	$(1,828,000)
Total Other Income (Expense)	$(72,000)	$214,000
Net Loss	$(1,839,000)	$(1,614,000)
Basic loss per share	$(0.02)	$(0.01)
Diluted loss per share	$(0.02)	$(0.01)

(1)
Includes approximately $244,000 and $457,000 in non-cash equity compensation expense for the six months ended June 30, 2017 and 2016, respectively.

Sales

During the six months ended June 30, 2017 and 2016, we had net revenue of approximately $2,479,000 and $3,435,000, respectively, representing a decrease in revenue of $956,000 or 28%. The decrease in revenue during the six months ended June 30, 2017 is attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

Net Revenue

Product and Service Revenue

	Six Months Ended June 30, (Unaudited)
	2017	2016
SteraMist Product	$1,921,000	$3,134,000
Service & Training	558,000	301,000
Total	$2,479,000	$3,435,000

Revenue by Geographic Region

	Six Months Ended June 30, (Unaudited)
	2017	2016
United States	$1,831,000	$2,263,000
International	648,000	1,172,000
Total	$2,479,000	$3,435,000

Cost of Sales

During the six months ended June 30, 2017 and 2016, our cost of sales was approximately $929,000 and $1,455,000, respectively, representing a decrease of 526,000 or 36%. The primary reason for the decrease in cost of sales is lower sales during the six months ended June 30, 2017 as compared to the prior year. Our gross profit margins as a percentage of sales for the six months ended June 30, 2017 increased as compared to the prior period as a result of the product mix in sales.

Professional Fees

Professional fees for the six months ended June 30, 2017 were approximately $667,000, as compared to $273,000 during the prior year, representing an increase of approximately $394,000, or 144%. The increase is attributable to increased efforts to protect and strengthen our intellectual property and the lawsuit with Astro Pak which we settled in July 2017. Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $308,000 and $279,000 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $29,000, or 10%. The increase in depreciation expense for the six months ended June 30, 2017 is attributable to additional fixed assets acquired in the prior year.

Selling Expenses

Selling expenses for the six months ended June 30, 2017 were approximately $550,000, as compared to $870,000 in the same period in 2016, representing a decrease of $320,000 or 37%. The decrease in selling expenses is attributable to lower sales volume in the six months ended June 30, 2017 and a reduced number of employees as compared to the prior year. These expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research and Development

Research and development expenses for the six months ended June 30, 2017 were approximately $49,000, as compared to $27,000 in the six months ended June 30, 2016, representing an increase of $22,000 or 77%. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the six months ended June 30, 2017 were approximately $117,000, as compared to $231,000 during the six months ended June 30, 2016, representing a decrease of approximately $114,000, or 49%. The decrease in consulting fees is primarily due to significant charge incurred in the first quarter of 2016 with no such charge in the current year.

Equity Compensation Expense

Equity compensation expense represents non-cash charges and for the six months ended June 30, 2017 was approximately $244,000, as compared to $457,000 during the six months ended June 30, 2016, representing a decrease of $213,000, or 47%. The primary reason for the decrease is attributable to the timing of the issuances of options and warrants during the six months ended June 30, 2017 and 2016.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $1,382,000 and $1,672,000 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $290,000 or 17%. The primary reason for the decrease in general and administrative expense is attributable mainly to lower salaries and wages due to a reduced number of employees in the six months ended June 30, 2017 as compared to the same period in 2016.

Other Income and Expense

Amortization of debt discount was $894 and $0 during the six months ended June 30, 2017 and 2016, respectively, representing the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Income recognized from grant for the six months ended June 30, 2016 was $202,000. This represents the amounts advanced to the Company in excess of the costs incurred. The grant was finalized in 2016.

Gain on disposition of equipment for the six months ended June 30, 2017 and 2016 amounted to $0 and $12,000, respectively.

Interest income for the six months ended June 30, 2017 and 2016 was approximately $600 and $0, respectively.

Interest expense for the six months ended June 30, 2017 and 2016 was approximately $71,000 and $0, respectively. This represented the interest incurred on the $6,000,000 in Notes issued in March and May 2017.

Net Loss

Net loss for the six months ended June 30, 2017 and 2016 was approximately $1,839,000 and $1,614,000, respectively, representing an increase in the net loss of $225,000 or 14%. The primary reasons for the increase in the net loss can be attributed to:

●
Lower revenue and gross profit of approximately $956,000 and $431,000, respectively
●
Interest expense of approximately $71,000; and
●
Reduced other income of $214,000, offset by;
●
Reduced operating expenses of approximately $492,000;

Liquidity and Capital Resources

           As of June 30, 2017, we had cash and cash equivalents of approximately $5,467,000 and working capital of $10,435,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

              In September 2016, our common stock was uplisted to the OTCQX Best Market. We intend to apply to further uplist our common stock to a national securities exchange. Due to the applicable qualitative and quantitative standards required to successfully list on a national securities exchange, we may need to raise additional capital in order to meet such benchmarks.

In March and May 2017, we raised through a private placement transaction gross proceeds of $6,000,000. We issued senior callable convertible promissory notes (“the Notes”) maturing on August 31, 2018 and November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. For the notes amounting $5,300,000 in principal, subsequent to September 1, 2017, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  For the notes amounting $700,000 in principal, before November 8, 2018, we may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

For the six months ended June 30, 2017 and 2016, we incurred losses from operations of approximately $1,767,000 and $1,828,000, respectively.  The cash used in operations was approximately $1,474,000 and $3,040,000 for the six months ended June 30, 2017 and 2016, respectively.  We experienced a decline in revenue for the six months ended June 30, 2017 compared to the same period in the prior period which contributed to our loss from operations in the first six months of 2017. The decline in revenue was attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

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

●
Expanding our label with the EPA to further our product registration internationally;
●
Continued expansion of our internal salesforce and manufacturer representatives in an effort to drive domestic revenue in all hospital-healthcare verticals;
●
Continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in the life science verticals.
●
Expansion of international distributors; and
●
Continued growth of the TSN and new growth in the food safety market including pre and post harvest.

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months.  However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions will be successfully implemented, and our cash flows may be adversely affected.  While we have reduced the length of our sales cycle, it may still exceed 4–6 months and it’s possible we may not be able to generate sufficient revenue in the next twelve months to cover our operating and compliance costs. We may also need to raise additional debt or equity financing to execute on the commercialization of our planned products. We cannot make any assurances that management’s strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing may mean that we would have to significantly reduce costs and/or delay projects, which would adversely affect our business, customers and program development, and would adversely impact us.

Operating activities

Cash used in operating activities during the six months ended June 30, 2017 and 2016 was approximately $1,474,000 and 3,040,000, respectively. Cash used in operating activities decreased $1,566,000 for the six months ended June 30, 2017 primarily due to the increase in inventory which occurred during the six months ended June 30, 2016.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2017 and 2016 was approximately $6,000 and $448,000. Cash used in investing activities decreased $442,000 as compared to the six months ended June 30, 2016 primarily due to service equipment purchased in the first half of 2016 with no corresponding purchase in the first half of 2017.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2017 consisted of the $6,000,000 in aggregate gross proceeds received from the issuance of the Notes.

Cash provided by financing activities during the six months ended June 30, 2016 was $0.

Contractual Obligations

Our contractual obligations as of June 30, 2017 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases(1)	$31	$31	$-	$—	$—
Convertible Debt(2)	6,000	$-	$6,000	$-	$-
	$6,031	$31	$6,000	$—	$—

(1)
Amounts represent a non-cancelable operating lease for office space in Frederick, Maryland that terminates on January 31, 2018. In addition to base rent, the lease calls for payment of common area maintenance operating expenses.
(2)
Amount represents convertible notes maturing on August 31, 2018 and November 8, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2017, we issued 50,000 shares of common stock valued at $8,000 to Walter Johnsen. Mr. Johnsen is a director of the Company.

On April 4, 2017, we issued 50,000 shares of common stock valued at $8,000 to Kelly Anderson. Ms. Anderson is a director of the Company.

On April 4, 2017, we issued 50,000 shares of common stock valued at $8,000 to Harold Paul. Mr. Paul is a director of the Company.

On April 4, 2017, we issued 50,000 shares of common stock valued at $8,000 to Edward Fred. Mr. Fred is a former director of the Company.

On April 4, 2017, we issued 10,000 shares of common stock valued at $1,500 to a consultant.

On April 24, 2017, we issued 8,824 shares of common stock valued at $1,500 to a consultant.

No underwriters were involved in the foregoing sales of securities. The securities described in this Item 2 were issued pursuant to written compensatory plans or arrangements in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act and/or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2017	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.