Form 10-Q
period 2017-09-30
TOMI Environmental Solutions, Inc.
filed 2017-11-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 9, 2017, the registrant had 122,049,958 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	September 30, 2017 (Unaudited)	December 31, 2016
Cash and Cash Equivalents	$5,270,313	$948,324
Accounts Receivable - net	1,603,481	1,521,378
Inventories (Note 3)	4,420,448	4,047,310
Deposits on Merchandise (Note 10)	-	147,010
Prepaid Expenses	278,701	104,448
Total Current Assets	11,572,942	6,768,469

Property and Equipment - net (Note 4)	653,656	611,807

Other Assets:
Intangible Assets - net (Note 5)	1,640,909	1,918,040
Security Deposits	4,700	4,700
Total Other Assets	1,645,609	1,922,740
Total Assets	$13,872,207	$9,303,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,349,648	$735,879
Accrued Expenses and Other Current Liabilities (Note 11)	227,058	278,413
Accrued Interest (Note 6)	20,000	-
Customer Deposits	7,487	30,120
Deferred Rent	2,721	8,541
Convertible Notes Payable, net of discount of $54,730
at September 30, 2017 (Note 6)	5,245,270	-
Total Current Liabilities	6,852,185	1,052,953

Convertible Notes Payable, net of discount of $4,592 at September 30, 2017 (Note 6)	695,408	-
Total Long-term Liabilities	695,408	-
Total Liabilities	7,547,593	1,052,953

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2017 and December 31, 2016	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
122,049,958 and 120,825,134 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively.	1,220,499	1,208,251
Additional Paid-In Capital	41,726,260	41,367,946
Accumulated Deficit	(36,627,244)	(34,331,234)
Total Shareholders’ Equity	6,324,615	8,250,063
Total Liabilities and Shareholders’ Equity	$13,872,207	$9,303,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales, net	$1,030,095	$1,092,332	$3,508,748	$4,527,840
Cost of Sales	389,170	431,621	1,318,021	1,886,193
Gross Profit	640,925	660,711	2,190,727	2,641,647

Operating Expenses:
Professional Fees	72,197	101,428	738,918	374,609
Depreciation and Amortization	145,760	148,347	453,834	427,377
Selling Expenses	319,807	283,515	870,287	1,153,178
Research and Development	79,747	92,847	128,512	120,345
Equity Compensation Expense (Note 7)	(20,597)	85,322	223,300	542,291
Consulting Fees	63,293	49,734	180,405	280,795
General and Administrative	696,028	834,872	2,078,252	2,506,456
Other	(319,388)	-	(319,388)	-
Total Operating Expenses	1,036,848	1,596,064	4,354,121	5,405,051
Loss from Operations	(395,923)	(935,353)	(2,163,394)	(2,763,404)

Other Income (Expense):
Amortization of Debt Discounts	(1,688)	-	(2,582)	-
Gain on Disposition of Property and Equipment	-	-	-	12,000
Grant	-	-	-	202,451
InterestIncome	585	-	1,221	-
Interest Expense	(60,000)	-	(131,256)	-
Total Other Income (Expense)	(61,103)	-	(132,617)	214,451

Net Loss	$(457,025)	$(935,353)	$(2,296,010)	$(2,548,953)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	121,567,328	120,763,449	121,144,339	120,467,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	510,000	$5,100	120,825,134	$1,208,251	$41,367,946	$(34,331,234)	$8,250,063

Equity based compensation					221,808		221,808
Common stock issued for services provided			249,824	2,498	35,602		38,100
Warrants exercised			975,000	9,750	39,000		48,750
Warrants issued as part of debt private placement					61,904		61,904
Net Loss for the nine months ended September 30, 2017						(2,296,010)	(2,296,010)
Balance at September 30, 2017	510,000	$5,100	122,049,958	$1,220,499	$41,726,260	$(36,627,244)	$6,324,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flow From Operating Activities:
Net Loss	$(2,296,010)	$(2,548,952)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	453,834	427,377
Amortization of Debt Discount	2,582	-
Equity Based Compensation	221,808	542,291
Value of Equity Issued for Services	38,100	369,653
Reserve for Bad Debts	100,000	155,000
Gain on Disposition of Property and Equipment	-	(12,000)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(182,103)	(27,323)
Inventory	(583,291)	(3,162,771)
Prepaid Expenses	(174,253)	(55,421)
Deposits on Merchandise	147,010	273,628
Increase (Decrease) in:
Accounts Payable	613,769	82,952
Accrued Expenses	(51,355)	(7,484)
Accrued Interest	20,000	-
Deferred Rent	(5,820)	(4,653)
Advances on Grant	-	(210,503)
Customer Deposits	(22,632)	(1,339)
Net Cash Used in Operating Activities	(1,718,362)	(4,179,544)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(8,398)	(460,540)
Proceeds on Disposition of Property and Equipment	-	12,000
Net Cash Used in Investing Activities	(8,398)	(448,540)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants	48,750	-
Proceeds from Convertible Notes	6,000,000	-
Net Cash Provided by Financing Activities	6,048,750	-
Increase (Decrease) In Cash and Cash Equivalents	4,321,989	(4,628,084)
Cash and Cash Equivalents - Beginning	948,324	5,916,068
Cash and Cash Equivalents – Ending	$5,270,313	$1,287,984

Supplemental Cash Flow Information:
Cash Paid For Interest	$111,256	$-
Cash Paid for Income Taxes	$800	$800

Non-Cash Investing and Financing Activities:
Establishment of discount on convertible debt	$61,904	$-
Reclassification of demo equipment from
inventory to property and equipment	$210,154	$-

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and convertible debt. All these items were determined to be Level 1 fair value measurements.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and nine months ended September 30, 2017 was approximately $103,000 and $164,000, respectively. Bad debt expense for the three and nine months ended September 30, 2016 was approximately $50,000 and $155,000, respectively.

At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $400,000 and $300,000, respectively.

As of September 30, 2017, one customer accounted for 13% of accounts receivable. Three customers accounted for 39% of net revenue for the three months ended September 30, 2017 and two customers accounted for 24% of net revenue for the nine months ended September 30, 2017.

As of December 31, 2016, one customer accounted for 10% of accounts receivable. Three customers accounted for 32% of net revenue for the three months ended September 30, 2016 and two customers accounted for 26% of net revenue for the nine months ended September 30, 2016.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials. At September 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accounts Payable

As of September 30, 2017 and December 31, 2016, two vendors accounted for approximately 74% and 49% of total accounts payable, respectively.

For the three and nine months ended September 30, 2017, one vendor accounted for 72% and 69% of cost of goods sold, respectively. For the three and nine months ended September 30, 2016, one vendor accounted for 63% and 76% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2017 and December 31, 2016, the Company did not establish a warranty reserve.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2017 and December 31, 2016. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of September 30, 2017 consisted of 11,111,100 shares of common stock from convertible debentures, 35,691,411 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of September 30, 2016, consisted of 36,826,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from Convertible Series A Preferred Stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 47.5 million and 37.5 shares of common stock were outstanding at September 30, 2017 and 2016, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended September 30,
	2017	2016

Net loss	$(457,025)	$(935,353)
Adjustments for convertible debt - as converted
Interest on convertible debt	60,000	-
Amortization of debt discount on convertible debt	1,688	-
Net loss attributable to common shareholders	$(395,337)	$(935,353)
Weighted average number of common shares outstanding:
Basic and diluted	121,567,328	120,763,449
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)

	Nine Months Ended September 30,
	2017	2016

Net loss	$(2,296,010)	$(2,548,953)
Adjustments for convertible debt - as converted
Interest on convertible debt	131,256	-
Amortization of debt discount on convertible debt	2,582	-
Net loss attributable to common shareholders	$(2,162,172)	$(2,548,953)
Weighted average number of common shares outstanding:
Basic and diluted	121,144,339	120,467,106
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.02)	$(0.02)

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. In addition, for the nine months ended September 30, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2017 and 2016.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three and nine months ended September 30, 2017, were approximately $11,000 and $39,000, respectively. Advertising and promotional expenses for the three and nine months ended September 30, 2016, were approximately $22,000 and $109,000, respectively

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2017, research and development expenses were approximately $80,000 and $129,000, respectively. For the three and nine months ended September 30, 2016, research and development expenses were approximately $93,000 and $120,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $32,000 and $84,000 for the three and nine months ended September 30, 2017, respectively. Shipping and handling costs included in general and administrative expense were approximately $33,000 and $105,000 for the three and nine months ended September 30, 2016, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is shown below:

Net Revenue

Product and Service Revenue

	Three Months Ended September 30, (Unaudited)
	2017	2016
SteraMist Product	$792,000	$850,000
Service & Training	238,000	242,000
Total	$1,030,000	$1,092,000

	Nine Months Ended September 30, (Unaudited)
	2017	2016
SteraMist Product	$2,713,000	$3,984,000
Service & Training	796,000	544,000
Total	$3,509,000	$4,528,000

Revenue by Geographic Region

	Three Months Ended September 30, (Unaudited)
	2017	2016
United States	$755,000	$747,000
International	275,000	345,000
Total	$1,030,000	$1,092,000

	Nine Months Ended September 30, (Unaudited)
	2017	2016
United States	$2,497,000	$3,010,000
International	1,012,000	1,518,000
Total	$3,509,000	$4,528,000

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

NOTE 3. INVENTORIES

Inventories consist of the following:
	September 30, 2017 (Unaudited)	December 31, 2016
Raw materials	$573	$13,031
Finished goods	4,419,875	4,034,279
	$4,420,448	$4,047,310

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

	September 30, 2017 (Unaudited)	December 31, 2016
Furniture and fixtures	$91,216	$91,216
Equipment	1,145,531	926,979
Vehicles	56,410	56,410
Software	39,999	39,999
Leasehold improvements	15,554	15,554
	1,348,710	1,130,158
Less: Accumulated depreciation	695,054	518,350
	$653,656	$611,808

For the three and nine months ended September 30, 2017, depreciation was $53,383 and $176,703, respectively. For the three and nine months ended September 30, 2016, depreciation was $55,970 and $150,246, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $277,131 for the three and nine months ended September 30, 2017 and 2016, respectively.

Definite life intangible assets consist of the following:

	September 30, 2017 (Unaudited)	December 31, 2016

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,647,391	1,370,260
Intangible Assets, net	$1,200,909	$1,478,040

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000
Total Intangible Assets, net	$1,640,909	$1,918,040

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending September 30,	Amount

2018	$370,000
2019	370,000
2020	370,000
2021	91,000
2022	$-
1,201,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal matures on August 31, 2018 and $700,000 in principal matures on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three and nine months ended September 30, 2017 was $60,000 and $131,256, respectively.

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

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the three and nine months ended September 30, 2017 was $1,688 and $2,582, respectively.

Convertible notes consist of the following at September 30, 2017:

Current:

September 30, 2017 (Unaudited)

Convertible notes	$5,300,000
Initial discount	(57,106)
Accumulated amortization	2,376
Convertible notes, net	$5,245,270

Long-term:

September 30, 2017 (Unaudited)

Convertible notes	$700,000
Initial discount	(4,798)
Accumulated amortization	206
Convertible notes, net	$695,408

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2017 and December 31, 2016, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend, consists of 4,000 shares. At September 30, 2017 and December 31, 2016, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the nine months ended September 30, 2016, the Company issued 761,954 shares of common stock valued at $369,654 for professional services rendered.

During the nine months ended September 30, 2017, the Company issued 249,824 shares of common stock valued at $38,100 for professional services rendered, of which the Company issued 200,000 shares that were valued at $32,000 and issued to our board of directors (See Note 10).

In August 2017, warrants to purchase 375,000 and 600,000 shares of common stock were exercised, which resulted in gross proceeds to the Company of $18,750 and $30,000, respectively.

Stock Options

In February 2016, we issued options to purchase an aggregate of 100,000 shares of common stock to four directors, valued at $54,980 in total. The options have an exercise price of $0.55 per share and expire in February 2026. The options were valued using the Black-Scholes model using the following assumptions: volatility: 224%; dividend yield: 0%; zero coupon rate: 1.47%; and a life of 10 years.

The following table summarizes stock options outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)		December 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	100,000	$0.96
Granted	—	—	100,000	0.55
Exercised	—	—	—	—
Outstanding, end of period	200,000	$0.76	200,000	$0.76

Options outstanding and exercisable by price range as of September 30, 2017 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$2.10	40,000	2.26	40,000	$2.10
$0.05	20,000	3.27	20,000	$0.05
$0.27	40,000	7.26	40,000	$0.27
$0.55	100,000	8.35	100,000	$0.55
	200,000	6.41	200,000	$0.76

Stock Warrants

For the nine months ended September 30, 2016, the Company recognized total equity based compensation of approximately $333,000 on warrants issued to the CEO in connection with his current and previous employment agreements. For the nine months ended September 30, 2016, the Company recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016. In addition, on March 31, 2016, the Company issued a warrant to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vested upon issuance and has an exercise price of $0.50 per share. The Company utilized the Black-Scholes method to fair value the warrant to purchase up to 250,000 shares of common stock received by the CEO as approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.51. On June 30, 2016, the Company issued a warrant to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vested upon issuance and has an exercise price of $0.42 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO as approximately $99,000 with the following assumptions: volatility, 157%; expected dividend yield, 0%; risk free interest rate, 1.17%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.40. On September 30, 2016, , the Company issued a warrant to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vested upon issuance and has an exercise price of $0.32 per share. The Company utilized the Black-Scholes method to fair value the warrant to purchase up to 250,000 shares of common stock received by the CEO as approximately $66,000 with the following assumptions: volatility, 155%; expected dividend yield, 0%; risk free interest rate, 1.27%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.27.

For the nine months ended September 30, 2016, the Company recognized total equity based compensation of approximately $73,000 on warrants issued to the CFO in connection with his current and previous employment agreements. For the nine months ended September 30, 2016, the Company recognized $22,000 in stock compensation expense for the accrued but unvested portion of the warrants issued to the CFO under his previous agreement with the Company. In addition, on January 26, 2016, the Company issued a warrant to purchase up to 100,000 shares of common stock to the CFO with a term of five years that vested upon issuance and has an exercise price of $0.55 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 100,000 shares of common stock received by the CFO as approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.51.

For the nine months ended September 30, 2016, the Company recognized equity compensation expense of approximately $81,000 related to the vested and accrual of the unvested portion of a warrant issued in April 2016 to a former employee pursuant to his employment agreement with the Company. The Company utilized the Black-Scholes method to fair value the warrant to purchase 300,000 shares of common stock received by the employee as approximately $139,000 with the following assumptions: volatility, 159%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.46.

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

During the first and second quarter of 2017, we recognized approximately $23,000 in equity compensation expense for the vested and unvested portion of a warrant issued to a former employee pursuant to his agreement with the Company. In September 2017, the employee resigned from his position with the Company and the unvested portion of his warrant was terminated. For the three months ended September 30, 2017, we reversed the equity compensation expense for the accrued but unvested portion of his warrant of $22,000.

In June 2017, we modified the terms of outstanding warrants to purchase 4,000,000 shares of common stock.  Pursuant to a settlement agreement, the term of the warrants was increased by 2 years and the exercise price was modified to $0.12 per share (decrease of $0.03 per share).  Pursuant to ASC 718, the modified terms of the warrants resulted in approximately $196,000 in incremental equity compensation expense for the nine months ended September 30, 2017.  We utilized the Black-Scholes method to fair value the warrants under the original and modified terms with the following range of assumptions: volatility, 81%-97%; expected dividend yield, 0%; risk free interest rate, 1.28%; and a life of 0.33 - 2.33 years, respectively. The grant date fair value of each share of common stock underlying the warrant was $0.01 and $0.06, respectively.

               In July 2017 we issued a warrant to purchase 250,000 shares of common stock to the CEO at an exercise price of $0.10 per share pursuant to his employment agreement with the Company. The warrant was valued at approximately $23,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 153%; expected dividend yield, 0%; risk free interest rate, 1.90%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.09.

The following table summarizes the outstanding common stock warrants as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	37,076,413	$0.31	35,676,413	$0.30
Granted	1,264,998	0.57	1,400,000	0.42
Exercised	(975,000)	0.05	—	—
Expired	(1,675,000)	0.04	—	—
Outstanding, end of period	35,691,411	$0.33	37,076,413	$0.31

Warrants outstanding and exercisable by price range as of September 30, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.10	265,000	4.79	265,000	$0.10
$0.12	4,000,000	2.04	4,000,000	$0.12
$0.15	3,750,000	0.05	3,750,000	$0.15
$0.26	100,000	0.74	100,000	$0.26
$0.27	250,000	4.25	250,000	$0.27
$0.29	10,125,613	3.06	10,125,613	$0.29
$0.30	11,925,800	1.00	11,925,800	$0.30
$0.32	250,000	4.00	250,000	$0.32
$0.33	75,000	1.00	75,000	$0.33
$0.42	250,000	3.75	250,000	$0.42
$0.50	525,000	1.83	525,000	$0.50
$0.55	100,000	3.33	100,000	$0.55
$0.62	75,000	0.80	75,000	$0.62
$0.69	999,998	2.46	999,998	$0.69
$1.00	3,000,000	2.59	3,000,000	$1.00
	35,691,411	1.88	35,691,411	$0.33

There were no unvested warrants outstanding as of September 30, 2017.

NOTE 8. RELATED PARTY TRANSACTIONS

For each of the three and nine months ended September 30, 2017 and 2016, we incurred fees for legal services rendered by Harold Paul in the amount of $15,000 and $45,000, respectively. Mr. Paul is also a director of the Company.

In January 2016, we entered into a distributor agreement with TOMI Asia to facilitate growth in Asia. Wee Ah Kee, one of our significant shareholders, is the Chief Executive Officer of TOMI Asia. We amended the distributor agreement in August 2016, at which time TOMI Asia changed its name to SteraMist Asia. The initial term of our new agreement is three years and the agreement sets revenue targets of $5.5 million, $8.5 million and $12 million of our products during 2016, 2017 and 2018, respectively. Our new agreement includes mainland China and Indochina and excludes South Korea, Japan, Australia and New Zealand. Approximately $49,000 and $56,000 in sales were made under the distributor agreement for the three and nine months ended September 30, 2017, respectively. No sales were made under the distributor agreement for the three and nine months ended September 30, 2016.

In May 2017, we entered into an agreement with 41 North International LLC to provide consulting services in the areas of sales management and business development.  The term of the agreement is for six months and provides for automatic monthly renewals. Either party can terminate the agreement after 6 months with 30 days written notice.  The agreement provides for a $20,000 monthly fee as an advance against commissions. Mr. Ainsworth is a principal of 41 North International, LLC and director of the Company. The agreement was terminated on October 31, 2017. (see Note 10).

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014, we entered into a lease agreement for office and warehouse space in Frederick, Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause pursuant to which the Company will be subject to an annual rent increase of 3%, year over year. The lease expires on January 31, 2018. The Company accounts for the lease using the straight line method and recorded $11,427 and $34,281 in rent expense for the three and nine months ended September 30, 2017 and 2016, respectively. Approximate minimum annual rents under the lease are as follows:

Period Ending January 31,	Amount

2018	$18,000
$18,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of September 30, 2017, and December 31, 2016, there were no claims against us for product liability.

NOTE 10. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a new manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of September 30, 2017, and December 31, 2016, balances due to RG Group, Inc. accounted for approximately 61% and 31% of total accounts payable, respectively.  At September 30, 2017 and December 31, 2016, we maintained required deposits with RG Group, Inc. in the amounts of $0 and $147,010, respectively.  For the three and nine months ended September 30, 2017, RG Group, Inc. accounted for 72% and 69% of cost of goods sold, respectively. For the three and nine months ended September 30, 2016, RG Group, Inc. accounted for 63% and 76% of cost of goods sold, respectively.

Agreements with Directors

In March 2017, we increased the annual board fee to directors to $30,000, to be paid on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $35,000, also to be paid on a quarterly basis. In addition, we issued to each of our four board members 50,000 shares of common stock in April 2017. The 200,000 shares of common stock were valued at $32,000 for the nine months ended September 30, 2017.

At our 2017 Annual Meeting of Shareholders, our shareholders elected Mr. Ronald E. Ainsworth to our board of directors, to serve as a Class I director. The term of his service as director commenced on July 7, 2017 and will expire at our 2018 Annual Meeting of Shareholders, unless Mr. Ainsworth sooner resigns or is removed. In his capacity as a director, Mr. Ainsworth is entitled to an annual fee in the amount of $30,000 paid on a quarterly basis and the grant of 50,000 shares of our common stock. Mr. Ainsworth is a principal in 41 North International, LLC (see Note 8).

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of September 30, 2017, we had entered into 64 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements.

NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2017 (unaudited)	December 31, 2016
Commissions	$79,445	$172,735
Payroll and related costs	41,264	40,264
Director fees	35,250	19,000
Other accrued expenses	71,099	46,414
Total	$227,058	$278,413

NOTE 12. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

Three customers accounted for 39% of net revenues for the three months ended September 30, 2017 and two customers accounted for 24% of net revenues for the nine months ended September 30, 2017. Three customers accounted for 32% of net revenues for the three months ended September 30, 2016 and two customers accounted for 26% of net revenues for the nine months ended September 30, 2016.

At September 30, 2017 and December 31, 2016, one customer accounted for 13% and 10% of accounts receivable, respectively.

NOTE 13. LITIGATION SETTLEMENT

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

We currently target domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospitals, bio-secure labs, pharmaceutical, biodefense, biosafety including isolation and transfer chambers, tissue banks, food safety and many other commercial and residential settings.

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

In March and May 2017, we raised through a private placement transaction gross proceeds of $6,000,000. We issued senior callable convertible promissory notes (“the Notes”) in two tranches of $5,300,000 and $700,000, respectively, which mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

In February 2017, we established a Scientific Advisory Board comprised currently of two experts in intellectual property, biosafety and infection prevention. The Scientific Advisory Board will assist management in developing strategies, scientific research and development and monitoring technological and regulatory trends.

During the nine months ended September 30, 2017 we have continued to build brand awareness through marketing and advertising initiatives as well as the overall performance of our product. In July 2017, one of our custom built in systems that was designed and installed into a vivarium facility was featured in a publication, ALNmag.

Domestically, our revenue for the three and nine months ended September 30, 2017 was $755,000 and $2,497,000, respectively, compared to $747,000 and $3,010,000 for the three and nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2017, was due primarily to the slower pace of growth in our TSN network resulting in lower equipment sales to TSN members. We have refocused our resources in TSN to assist members with training and marketing in their territories and believe we have positioned TSN well moving forward. We anticipate expansion of the TSN network in the fourth quarter of 2017 and in 2018. Internationally, our revenue for the three and nine months ended September 30, 2017 was $275,000 and $1,012,000, respectively, compared to $345,000 and $1,518,000 for the three and nine months ended September 30, 2016. The primary reason for the decrease in revenue is attributable to a $650,000 order placed by a distributor in 2016, with no corresponding order placed in 2017, notwithstanding the minimum purchase requirements under its agreement.

In August 2017, we announced the hiring of a new sales director to assist in the development of our business in the life science markets and added twenty-six additional sales representatives to our life science division. We currently provide our technology to five of the largest pharmaceutical companies in the world and anticipate continued growth in the life science market, as well as expansion into more of our existing clients’ facilities, in 2018 due, in part, to the expansion of our sales force.

During 2017, we have continued to add new customers in the life science markets, who have engaged us to perform service work, and we anticipate continued growth in service revenue in 2018. In order to meet the growing demand for our services, we reclassified approximately $210,000 in machinery from our inventory into fixed assets. The additional machinery carried in our fixed assets will allow us to have more rental equipment for our TSN members to rent and will allow TOMI to take on more high level decontamination service engagements in the near future.

In October 2017, we entered into a distribution agreement with Protak Scientific Ltd (“Protak”), a United Kingdom-based company that manufacturers enzyme indicators for hydrogen peroxide decontamination performance validation. Pursuant to the agreement, we will distribute Protak’s enzyme indicators as well as use the product in our service engagements. This enzyme indicator is designed to assist end users in obtaining a quicker validation time. We believe that our new relationship with Protak will further develop our opportunities in the life science market and increase customer satisfaction on service engagements.

In November 2017, we were awarded a group purchasing agreement and added to the list of approved suppliers with Premier, Inc., which operates a leading group purchasing organization (“GPO”). We believe this award will provide us with another opportunity to further penetrate the hospital healthcare market. We are actively seeking to enter into additional GPO agreements to facilitate further growth in the domestic hospital-healthcare markets. During 2017, we have continued to expand our customer base in the hospital-healthcare market and added independent sales representatives to further bolster our sales presence.

For the three months ended September 30, 2017, we continued to sell SteraMist™ equipment and solution and add customers in Europe and registered our SteraMist™ BIT™ technology in 10 key countries throughout the European region. In addition, during 2017, we have continued our growth in international markets by entering into multiple distribution and sales representation agreements in the United Kingdom, Chile, Brazil and Portugal. In November 2017, we entered into a distribution agreement with Westbury Decontamination Ltd., a United Kingdom-based company that operates in the decontamination and sterilization markets.

In November 2017, we received notice that our product registration of SteraMist™ in Canada was finalized. We anticipate this will facilitate additional growth in international revenue in the hospital-healthcare, life science and remediation markets. We also expect the Canadian registration will help expand our TSN or service network in the Canadian remediation market.

While regulatory and product registrations have slowed our anticipated growth in Asia, we continue to make strides in the registration process, which we anticipate will position us to generate additional revenue in the region. We have also made substantial progress with our patent and trademark applications in various countries in Asia in order to protect our trademark and intellectual property rights in such markets.

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

 Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and convertible debt. All these items were determined to be Level 1 fair value measurements.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventories consist primarily of finished goods and raw materials. At September 30, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized, in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”), which our board of directors had previously approved. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. In addition, for the nine months ended September 30, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Financial Operations Overview

Our financial position as of September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017 (Unaudited)	December 31, 2016

Total shareholders’ equity	$6,324,615	$8,250,063
Cash and cash equivalents	$5,270,313	$948,324
Accounts receivable, net	$1,603,481	$1,521,378
Inventories	$4,420,448	$4,047,310
Deposits on merchandise	$-	$147,010
Current liabilities	$6,852,185	$1,052,953
Long-term liabilities	$695,408	$-
Working capital	$4,720,757	$5,715,516

During the nine months ended September 30, 2017, our liquidity positions were affected by the following:

●
Gross proceeds from the issuance of the Notes of $6,000,000; and
●
Net cash used in operations of approximately $1,718,000.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the Three Months
	Ended September 30, (Unaudited)
	2017	2016
Revenues, net	$1,030,000	$1,092,000
Gross Profit	$641,000	$661,000
Total Operating Expenses(1)	$1,037,000	$1,596,000
Loss from Operations	$(396,000)	$(935,000)
Total Other Income (Expense)	$(61,000)	$-
Net Loss	$(457,000)	$(935,000)
Basic loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.01)

(1)
Includes approximately ($21,000) and $85,000 in non-cash equity compensation expense for the three months ended September 30, 2017 and 2016, respectively.

Sales

During the nine months ended September 30, 2017 and 2016, we had net revenue of approximately $1,030,000 and $1,092,000, respectively, representing a decrease in revenue of $62,000 or 6%.

Net Revenue

Product and Service Revenue

	Three Months Ended September 30, (Unaudited)
	2017	2016
SteraMist Product	$792,000	$850,000
Service & Training	238,000	242,000
Total	$1,030,000	$1,092,000

Revenue by Geographic Region

	Three Months Ended September 30, (Unaudited)
	2017	2016
United States	$755,000	$747,000
International	275,000	345,000
Total	$1,030,000	$1,092,000

Cost of Sales

During the three months ended September 30, 2017 and 2016, our cost of sales was approximately $389,000 and $432,000, respectively, representing a decrease of 42,000 or 10%. The primary reason for the decrease in cost of sales is lower sales during the three months ended September 30, 2017 as compared to the prior year. Our gross profit margins as a percentage of sales for the three months ended September 30, 2017 were consistent with the same period in 2016.

Professional Fees

Professional fees for the three months ended September 30, 2017 were approximately $72,000, as compared to $101,000 during the prior year, representing a decrease of approximately $29,000, or 29%. Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $146,000 and $148,000 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $2,000, or 2%.

Selling Expenses

Selling expenses for the three months ended September 30, 2017 were approximately $320,000, as compared to $284,000 in the same period in 2016, representing an increase of $36,000 or 13%. The increase in selling expenses is attributable to our agreement with 41 North International, LLC. Selling expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research and Development

Research and development expenses for the three months ended September 30, 2017 were approximately $80,000, as compared to $93,000 for the three months ended September 30, 2016. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which represents non-cash charges, for the three months ended September 30, 2017 was approximately $(21,000), as compared to $85,000 during the three months ended September 30, 2016, representing a decrease of $106,000, or 124%. The primary reason for the decrease is attributable to the issuance of fewer options and warrants issued in the three months ended September 30, 2017 compared to the same period in 2016 and the reversal of equity compensation charges for the unvested portion of a former employee’s warrant that terminated in September 2017 in connection with his resignation from the Company.

Consulting Fees

Consulting fees for the three months ended September 30, 2017 were approximately $63,000, as compared to $50,000 during the three months ended September 30, 2016, representing an increase of approximately $13,000, or 26%.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $696,000 and $835,000 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $139,000 or 17%. The primary reason for the decrease in general and administrative expense is attributable to lower salaries and wages due to a reduced number of employees in the three months ended September 30, 2017 as compared to the same period in 2016.

Other Income and Expense

Amortization of debt discount was $1,688 and $0 during the three months ended September 30, 2017 and 2016, respectively. Amortization of debt discount in the three months ended September 30, 2017 consisted of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income for the three months ended September 30, 2017 and 2016 was approximately $600 and $0, respectively.

Interest expense for the three months ended September 30, 2017 and 2016 was approximately $60,000 and $0, respectively. Interest expense for the three months ended September 30, 2017 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the three months ended September 30, 2017 and 2016 was approximately $457,000 and $935,000, respectively, representing a decrease in the net loss of $478,000 or 51%. The primary reasons for the decrease in the net loss can be attributed to:

●
Decreased operating expenses of approximately $559,000, offset by;
●
Lower revenue and gross profit of approximately $62,000 and $20,000, respectively; and
●
Interest expense of approximately $60,000.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the Nine Months
	Ended September 30, (Unaudited)
	2017	2016
Revenues, net	$3,509,000	$4,528,000
Gross Profit	$2,191,000	$2,642,000
Total Operating Expenses(1)	$4,354,000	$5,405,000
Loss from Operations	$(2,163,000)	$(2,763,000)
Total Other Income (Expense)	$(133,000)	$214,000
Net Loss	$(2,296,000)	$(2,549,000)
Basic loss per share	$(0.02)	$(0.02)
Diluted loss per share	$(0.02)	$(0.02)

(1)
Includes approximately $223,000 and $542,000 in non-cash equity compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Sales

During the nine months ended September 30, 2017 and 2016, we had net revenue of approximately $3,509,000 and $4,528,000, respectively, representing a decrease in revenue of $1,019,000 or 23%. The decrease in revenue during the nine months ended September 30, 2017 is attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

Net Revenue

Product and Service Revenue

	Nine Months Ended September 30, (Unaudited)
	2017	2016
SteraMist Product	$2,713,000	$3,984,000
Service & Training	796,000	544,000
Total	$3,509,000	$4,528,000

Revenue by Geographic Region

	Nine Months Ended September 30, (Unaudited)
	2017	2016
United States	$2,497,000	$3,010,000
International	1,012,000	1,518,000
Total	$3,509,000	$4,528,000

Cost of Sales

During the nine months ended September 30, 2017 and 2016, our cost of sales was approximately $1,318,000 and $1,886,000, respectively, representing a decrease of 568,000 or 30%. The primary reason for the decrease in cost of sales is lower sales during the nine months ended September 30, 2017 as compared to the prior year. Our gross profit margins as a percentage of sales for the nine months ended September 30, 2017 increased as compared to the prior period as a result of the customer and product mix in sales.

Professional Fees

Professional fees for the nine months ended September 30, 2017 were approximately $739,000, as compared to $375,000 during the prior year, representing an increase of approximately $364,000, or 97%. The increase is attributable to increased efforts to protect and strengthen our intellectual property with additional trademark and patent filings. Professional fees are mainly comprised of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $454,000 and $427,000 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $27,000, or 6%. The increase in depreciation expense for the nine months ended September 30, 2017 is attributable to additional fixed assets acquired in the current and prior year.

Selling Expenses

Selling expenses for the nine months ended September 30, 2017 were approximately $870,000, as compared to $1,153,000 in the same period in 2016, representing a decrease of $283,000 or 25%. The decrease in selling expenses is attributable to lower sales volume in the nine months ended September 30, 2017 and a reduced number of employees as compared to the prior year. Selling expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research and Development

Research and development expenses for the nine months ended September 30, 2017 were approximately $129,000, as compared to $120,000 in the nine months ended September 30, 2016, representing an increase of $9,000 or 7%. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which represents non-cash charges, for the nine months ended September 30, 2017 was approximately $223,000, as compared to $542,000 during the nine months ended September 30, 2016, representing a decrease of $319,000, or 59%. The primary reason for the decrease is attributable to differences in the timing of the issuances of options and warrants during the nine months ended September 30, 2017 and 2016, respectively.

Consulting Fees

Consulting fees for the nine months ended September 30, 2017 were approximately $180,000, as compared to $281,000 during the nine months ended September 30, 2016, representing a decrease of approximately $101,000, or 36%. The decrease in consulting fees is primarily due to significant charge incurred during the nine months ended September 30, 2016 with no such charge in the current year period.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $2,078,000 and $2,506,000 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $428,000 or 17%. The primary reason for the decrease in general and administrative expense is attributable to lower salaries and wages due to a reduced number of employees in the nine months ended September 30, 2017 as compared to the same period in 2016.

Other Income and Expense

Amortization of debt discount was $2,582 and $0 during the nine months ended September 30, 2017 and 2016, respectively. Amortization of debt discount in the nine months ended September 30, 2017 consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Income recognized from grant for the nine months ended September 30, 2016 was $202,000. This represents the amounts advanced to the Company in excess of the costs incurred. The grant was finalized in 2016.

Gain on disposition of equipment for the nine months ended September 30, 2017 and 2016 was $0 and $12,000, respectively.

Interest income for the nine months ended September 30, 2017 and 2016 was approximately $1,200 and $0, respectively.

Interest expense for the nine months ended September 30, 2017 and 2016 was approximately $131,000 and $0, respectively. Interest expense for the nine months ended September 30, 2017 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the nine months ended September 30, 2017 and 2016 was approximately $2,296,000 and $2,549,000, respectively, representing a decrease in net loss of $253,000 or 10%. The primary reasons for the decrease in the net loss are :

●
Lower operating expenses of approximately $1,051,000, offset by;
●
Lower revenue and gross profit of approximately $1,019,000 and $451,000, respectively;
●
Interest expense of approximately $131,000; and
●
Reduced other income of $214,000.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of approximately $5,270,000 and working capital of $4,721,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In September 2016, our common stock was uplisted to the OTCQX Best Market. We intend to apply to further uplist our common stock to a national securities exchange in the future. Due to the applicable qualitative and quantitative standards required to successfully list on a national securities exchange, we may need to raise additional capital in order to meet such benchmarks. If we fail to satisfy the applicable listing standards of a national securities exchange, we may be unable to successfully list our common stock on such an exchange.

In March and May 2017, we raised through a private placement transaction gross proceeds of $6,000,000. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017, at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. The proceeds from the private placement will be used for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

For the nine months ended September 30, 2017 and 2016, we incurred losses from operations of approximately $2,163,000 and $2,763,000, respectively.  The cash used in operations was approximately $1,718,000 and $4,179,000 for the nine months ended September 30, 2017 and 2016, respectively.  We experienced a decline in revenue for the nine months ended September 30, 2017 compared to the same period in the prior year period, which contributed to our loss from operations in the first nine months of 2017. The decline in revenue was attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

Our revenues can fluctuate due to the following factors, among others:

●
Ramp up and expansion of our internal sales force and manufacturers’ representatives;
●
length of our sales cycle;
●
Expansion into new territories and markets; and
●
Timing of orders from distributors.

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
●
Continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in the life science verticals;
●
Expansion of international distributors; and
●
Continued growth of the TSN and new growth in the food safety market including pre- and post-harvest.

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months.  However, in the event of unforeseen circumstances, unfavorable market developments or unfavorable results from operations, there can be no assurance that the above actions will be successfully implemented, and our cash flows may be adversely affected.  While we have reduced the length of our sales cycle, it may still exceed 4–6 months and it is possible we may not be able to generate sufficient revenue in the next twelve months to cover our operating and compliance costs. We may also need to raise additional debt or equity financing to execute on the commercialization of our planned products. We cannot make any assurances that management’s strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing may mean that we would have to significantly reduce costs and/or delay projects, which would adversely affect our business, customers and program development, and would adversely impact us.

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2017 and 2016 was approximately $1,718,000 and 4,179,000, respectively. Cash used in operating activities decreased $2,461,000 for the nine months ended September 30, 2017 primarily due to the increase in inventory which occurred during the nine months ended September 30, 2016.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2017 and 2016 was approximately $8,000 and $448,000. Cash used in investing activities decreased $440,000 as compared to the nine months ended September 30, 2016 primarily due to service equipment purchased in the nine months ended September 30, 2016 with no corresponding purchase for the nine months ended September 30, 2017.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2017 consisted of the $6,000,000 in aggregate gross proceeds received from the issuance of the Notes and proceeds from the exercise of warrants of $48,750.

Cash provided by financing activities during the nine months ended September 30, 2016 was $0.

Contractual Obligations

Our contractual obligations as of September 30, 2017 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Leases(1)	$18	$18	$-	$—	$—
Convertible Debt(2)	6,000	$5,300	$700	$-	$-
	$6,018	$5,318	$700	$—	$—

(1)
Amounts represent a non-cancelable operating lease for office space in Frederick, Maryland that terminates on January 31, 2018. In addition to base rent, the lease calls for payment of common area maintenance operating expenses.
(2)
Amount represents convertible notes maturing on August 31, 2018 and November 8, 2018.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 above.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 17, 2017, we issued 31,000 shares of common stock valued at $3,100 to a consultant.

No underwriters were involved in the foregoing sales of securities. The securities described in this Item 2 were issued pursuant to the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 14, 2017	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.