Form 10-K
period 2017-12-31
TOMI Environmental Solutions, Inc.
filed 2018-03-29
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,626,132, based upon the closing price of the registrant’s common stock as reported on the OTCQX Marketplace on such date.

As of March 29, 2018, the registrant had 122,349,958 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I
Item 1.
BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of infection prevention and decontamination products, services and research. Our operating structure consists of four divisions: Healthcare, Life Sciences, TOMI Service Network and Food Safety. We provide environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMist™ Binary Ionization Technology® (“BIT™”), which is a hydrogen peroxide-based mist and fog registered with the U.S. Environmental Protection Agency (“EPA”). Our mission is to help our customers create a healthier world through our product line and our motto is innovating for a safer world™ for healthcare and life.

We introduced our SteraMist™ BIT™ technology platform to the commercial market in in June 2013, which currently consists of a suite of products that incorporate our BIT™ Solution and applicators, including the SteraMist™ Surface Unit and the SteraMist™ Environment System. We have expanded our SteraMist™ BIT™ Technology beyond chemical and biological warfare applications to the killing of problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ provides fast-acting biological six-log kill, which is a 99.9999% kill, and works in hard-to-reach areas, while leaving no residue or noxious fumes.

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

Testing detailed by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense demonstrates these ROS, which include the hydroxyl ion and hydroxyl radicals, aggressively break the double bonds in bacterial spores, biological and chemical warfare agents and neutralize their threat while producing nontoxic by-products. The unique alteration of the chemistry of our solution occurs after passing our EPA-registered solution through our high energy atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule, the net result of which is our .OH hydroxyl radical. This hydroxyl radical is known as Ionized Hydrogen Peroxide (“iHP™”). This patented process allows these reactive oxygen species (“ROS’s”) such as hydroxyl radicals to exist in high concentrations without rapidly recombining and losing their reactivity.

BIT™ uses a low percentage Hydrogen Peroxide as its only active ingredient to produce a hydroxyl radical (.OH ion) and is represented by the TOMI™ SteraMist™ brand of products, which produce a germ-killing aerosol that behaves like a gas.

SteraMist™ has been used throughout the world and has been demonstrated to reduce certain problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), Clostridium difficile (“C. diff”) spores, Middle East Respiratory Syndrome (“MERS”) and Ebola Virus Disease (“Ebola”). In U.S. hospitals where SteraMist™ is being used in terminal cleans, evidence has demonstrated a reduction of C. diff spore rates. SteraMist™ has reduced outbreaks of nosocomial MDRO’s (Klebsiella pneumoniae, AB, pseudomonas aeruginosa) at the largest hospital in Panama, contributed to the control of MERS in South Korea and, in the Kingdom of Saudi Arabia, our technology passed a sanctioned test showing six-log reduction against Geobacillus stearothermophilus. In May 2015, the United States Agency for International Development (USAID) awarded us a grant in the amount of $559,000 for the development of SteraMist™ Mobile Decontamination Chambers to fight Ebola. In May 2016, upon the decontamination and decommissioning of an Ebola treatment center in West Africa, we fully achieved the milestones upon which the grant was conditioned. Additionally, BIT™ has also been shown to effectively decontaminate weaponized biological agents, including anthrax, chemical agents such as VX (an extremely toxic organophosphate) and sulfur mustard (otherwise known as mustard gas) when applied using properly developed international protocols.

Independent lab testing, study data from international pharmaceutical companies and field clinical data have shown six-log efficacy in both C. diff spores and against Geobacillus stearothermophilus. Geobacillus stearothermophilus is a laboratory testing gold standard and is commonly used as a challenge organism for sterilization validation studies and periodic check of sterilization cycles.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias C. diff and MRSA, as well as the influenza virus h1n1, which we believe has better positioned us to penetrate the hospital-healthcare and other industries. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. In December 2017, SteraMist™ was included in the EPA’s list K, G, L and M. Currently, we have our EPA-registered label in all 50 states, with the addition of California and New York in July and October 2016, respectively.

SteraMist™ is designed to be easily incorporated into current cleaning procedures; is economical, non-corrosive and easy to apply; leaves no residues; and requires no wiping. All our SteraMist™ products are fully validated to comply with good manufacturing practice standard, have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory. Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, mold spores, MRSA, h1n1, Geobacillus stearothermophilus and C. diff spores. As of January 27, 2017, our BIT™ solution and BIT™ technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List.

We continue to pursue additional opportunities to further expand the use of BIT™ in other applications. In July 2015, we entered into a materials transfer agreement with the US Agriculture Research Service (“ARS”) to conduct food safety research using iHP™ or SteraMist™ BIT™. In 2016, we registered and listed SteraMist™ as a disinfectant, medical device with the U.S. Food & Drug Administration (“FDA”) and are seeking registration with the U.S. Department of Agriculture (“USDA”) as a product to be utilized in the medical device sterilization field, food packaging, preservation and food safety industries. Additionally, in 2016, we also successfully passed EPA protocols testing for Salmonella, which we believe will further support our application for use of SteraMist™ BIT™ in food safety applications.

During 2017, we continued to build brand awareness through marketing and advertising initiatives, as well as the overall performance of our product. We also increased efforts in our research and development of various testing and studies with a concentration in the hospital-healthcare market. We currently have placed significant resources into a study that focuses on quicker hospital room terminal cleans.

In February 2017, we established a Scientific Advisory Board comprised currently of two experts in biosafety and infection prevention. The Scientific Advisory Board will assist management in developing strategies, scientific research and development and monitoring technological and regulatory trends.

In August 2017, we announced the hiring of a new sales director to assist in the development of our business in the life science markets and added 26 additional sales representatives to our Life Sciences division. We currently provide our technology to five of the largest pharmaceutical companies in the world and anticipate continued growth in the life science market, as well as expansion into more of our existing clients’ facilities in 2018 due, in part, to the expansion of our sales force.

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

In November 2017, we were awarded a group purchasing agreement by Premier, Inc. (“Premier”), which operates a leading group purchasing organization (“GPO”), and in February 2018, we were onboarded and added to the list of approved suppliers with Premier. We believe this award will provide us with another opportunity to further penetrate the hospital-healthcare market. We are actively seeking to enter into additional GPO agreements to facilitate further growth in the domestic hospital-healthcare markets. During 2017, we continued to expand our customer base in the hospital-healthcare market and added independent sales representatives to further bolster our sales presence.

In November 2017, we also received notice that our product registration of SteraMist™ in Canada was finalized. We anticipate this will facilitate additional growth in international revenue in the hospital-healthcare, life science and remediation markets. We also expect the Canadian registration will help expand our TSN or service network in the Canadian remediation market.

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

We currently hold 7 United States patents in both the utilization of and designs of our products and have submitted an additional utility patent to the USPTO and a PCT with the International Authorities. Further, we have 25 foreign patents in countries included but not limited to Canada, China, Korea, Singapore, Taiwan, Belgium, Italy, and Spain. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of December 31, 2017, we had a total of 8 trademark registrations in the United States across as many of 5 separate classes, many of which are registered in multiple classes, and we have 6 additional trademark submissions in review with the USPTO.    In addition, we held 16 trademark registrations in various foreign countries in as many as 5 separate classes, many of which are registered in multiple classes.

We also maintain internal non-disclosure safeguards, including the execution of non-disclosure and confidentiality agreements with our employees, consultants and others.

Our Products and Services

Our SteraMist™ Surface Unit is a fully portable, fast-acting, handheld, point and spray disinfection/decontamination system intended to disinfect and decontaminate facilities, homes and assets to the maximum extent possible and provide for quick turnover of the affected space. The single applicator surface unit enables disinfection of all surfaces, including high touch, sensitive medical equipment and electronics. With a 5-second application time and 7-minute contact time, within minutes after the iHP™ mist has been applied, the space is safe to re-enter.

Our SteraMist™ Surface Unit is lightweight, easy to transport and capable of achieving reliable disinfection/decontamination results, as it is easily incorporated into existing cleaning procedures and protocols. It can be used as a standalone hospital terminal clean product or as an adjunct to ultraviolet disinfection. The SteraMist™ Surface Unit produces hydroxyl radicals through its plasma science and does not require heating, ventilation or air conditioning systems to be shut down. Additionally, it requires no wiping, leaves no residue and is free of bleach, chlorine, formaldehyde, glutaraldehyde, titanium dioxide, peracetic acid and silver ions.

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

We offer complete decontamination and disinfection services in residential and commercial industries through the use of our SteraMist™ BIT™ platform of products, in-house technicians and the TOMI Service Network (described below). We specialize in providing these customized services in medical facilities, bio-safety labs, tissue labs, clean rooms, office buildings, hospitality, schools, pharmaceutical companies, remediation, companies, military, transportation, airports, first responders, single-family homes and multi-unit residences.

Domestically, we are focused on the health care and hospital, bio-safety and pharmaceutical markets, along with other verticals that are covered through our professional service division. Internationally, we seek strategic partners, manufacturer representatives or licensed distribution partners and are currently focused on Asia, the European Union, the Middle East, Central America, Mexico and Canada. In such international markets, our technologies are used for the control of microorganisms and the decontamination of large and small indoor spaces for biological pathogens and chemical agents, including infectious diseases in hospitals, bio-secure labs and pharmaceutical manufacturers, biodefense and biosafety facilities (including isolation and transfer chambers), tissue banks, food safety and many other commercial and residential settings. Our marketing and strategic partnership agreements have focused on Singapore, the Philippines, Taiwan, Hong Kong, South Korea and Japan, particularly in light of past MERS and severe acute respiratory syndrome (SARS) epidemics.

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

Industries

We believe that our technology, services and products offer a significant opportunity to help reduce the spread to patients and others of Community Associated and Healthcare-Associated Infections (“HAI”). HAIs are one of the top ten leading causes of death in the United States. The Centers for Disease Control and Prevention (“CDC”) has noted that HAIs are a major, yet often preventable, threat to patient safety. As of March 2009, HAIs had a direct cost to the U.S. healthcare system of approximately $35 to $45 billion dollars annually and approximately 10% of inpatients contract infections from hospitals, resulting in more than 2,000,000 illnesses and over 100,000 deaths per year (or 1 in every 25 admissions). Further, it has been estimated that approximately 15% of all discharged hospital patients are readmitted with infections. Traditional cleaning has been known to leave 30% to 60% of pathogens behind. Additionally, a well-known study from 55 New England hospitals concluded that 25% of operating room surfaces are left unclean. The rapid turnover rate of hospital rooms, treatment rooms, hotel rooms and mass transportation, combined with the ability of bacteria to mutate and form drug resistant bacteria, present a substantial challenge to manual cleaning of such spaces, such as the use of surface chlorine wipes.

Our BIT™ has safely and effectively produced a six-log efficacy, which is a 99.9999% reduction. In comparison to most of its competitors, we believe that SteraMist™ technology has a quicker and higher kill level in a shorter time and leaves no residue, is not affected by humidity, is not caustic, does not blister painted surfaces, contains no silver ions, requires no humidity alteration prior to or after use, has a shorter exposure time, and is quicker to exhaust due to the production of our reactive oxygen species (iHP™), “.OH”, verses nebulization of higher concentrates of hydrogen peroxide, such as vaporized hydrogen peroxide (“VHP”) and hydrogen peroxide vapor (HPV) type products. Our “.OH” is a small 0.5 to 3 micron particle that contains no bleach, and rooms require little or no preparation prior to treatment. When our “.OH” is finished killing, inactivating and neutralizing bacteria, bacteria spores, fungi, viruses and certain chemical agents, it converts to oxygen and water.

Our SteraMist™ and BIT™ Technology and TOMI’s related service platform are currently being used in a broad spectrum of industries, including:

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

We sell our products domestically through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. We have shipped our BIT™ Technology into 20 countries worldwide.

Market Segments

Hospitals. We are seeking to expand our penetration of the hospital market segment. Under the Patient Protection and Affordable Care Act’s (also known as the Affordable Care Act or ACA) Hospital Readmissions Reduction Program, hospitals that have high rates of infections and HAIs now face significant penalties. We believe that our SteraMist™ BIT™ technology reduces the spread of infections and HAIs in patient rooms, infectious disease rooms and operatory suites, with a corresponding return on investment to the hospital of up to 20-to-1 in the first year. At this time, we cannot predict the effect of any potential healthcare reform legislation, including the potential repeal of the Patient Protection and Affordable Care Act, on such penalties or our business and prospects in the hospital market segment.

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

Food Safety Industry. We believe that SteraMist™ can also serve as an effective decontaminant in the food safety industry. According to the CDC, 80 million people per year in the United States contract, and 5,000 people die from, food poisoning or other food-related illnesses. Current food safety cleaning techniques involve time intensive processes, which can reduce food manufacturers’ profit. Our iHP™ degrades into only harmless water and oxygen. If we are able to successfully obtain approval by the FDA and USDA, we anticipate that our solution can be applied to all foods and all food packing and storage equipment as SteraMist is safe for use on electronics and kitchenware, along with high touch surfaces where most pathogens are found (such as phones, computers and kitchen appliances). We believe that SteraMist™ could be useful for decontamination at all phases of food production, from the farm, slaughterhouse, packaging and canning facilities, to the transportation of food and to the restaurants and grocery stores.

Remediation Industry. Generally, a professional, certified remediation company waits until an emergency or disaster occurs before they can earn fees. We have implemented and plan to expand our certification, license and equipment program throughout the United States, which allows such disaster professionals to earn fees by performing surface remediation and infectious disease control in addition to their emergency response-related work. As there are over 20,000 certified professional remediators in the United States, we are aggressively targeting this market. Our service division, the TOMI Service Network (“TSN”), resulted from the demand for our product nationally. Currently, over 65 national companies are licensed to use our products and solutions. We recently approved the design of a TOMI van which has become available to those of our national service team companies who are licensed TSN members.

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

Hospitality. Our products are designed to be used for air remediation and surface cleaning, including remote controls, chairs, telephones, toilet seats and hard-to-reach areas, which would allow hospitality professionals (such as hotels and motels) to offer cleaner rooms and common areas to guests and others.

TOMI Service Network (TSN)

In 2015, we launched TOMI Service Network (TSN), which has allowed us to enhance our service division by creating a national service network composed of existing, full service restoration industry specialists. Since the launch of TSN, we have recruited and entered into licensing agreements with 69 geographically and strategically-placed companies that will become network hubs to take advantage of our SteraMist™ platform of products, assist as service providers for our domestic and international client base and provide regional, national and international large event mobilization response.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive. Our competitors include companies that market other hydrogen peroxide-based products, such as Steris Corporation (“Steris”), Bioquell, Inc. (“Bioquell”) and The Clorox Company (“Clorox”), various ultraviolet companies and quad ammonia-chemical companies. We believe our SteraMist suite of products have a competitive advantage in that they have a quicker and less caustic kill time, provide a six log kill to a wide variety of pathogens and leave no residue or unpleasant odor. However, these competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us. We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

Competitive Advantages

SteraMist™ offers the following competitive advantages:

●
Provides a 99.9999% or six-log kill (i.e. the statistical destruction of all microorganisms and their spores) on all challenged pathogens, including Geobacillus stearothermophilus, the spore that is considered a gold standard for validation of sterilization versus household/industrial cleaners that offer a 99.9% or three-log, kill to 99.99%, or four-log, kill.

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

Research & Development

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2017 and 2016, were approximately $454,000 and $184,000, respectively.

Employees

As of March 20, 2018, we have 18 full time principally operational and administrative employees working within the United States. Most of our sales are conducted by independent sales representatives.

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

As of December 31, 2017, we had an accumulated deficit of approximately $38.0 million and we incurred net losses of approximately $3.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. We may continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Further, to finance our product development and grow our business, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. We may be unable to raise funds on commercially reasonable terms or at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If we do not obtain additional resources or achieve and sustain profitability, our ability to capitalize on business opportunities will be limited, the growth of our business will be harmed, our business may fail, and investors may lose all of their investment.

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

Although we devote resources to the establishment and protection of our patents and trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our patents, trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their patents, trademarks and proprietary rights. In the future, litigation may be necessary to enforce our trademarks or proprietary rights and we may be forced to defend ourselves against claimed infringement or the rights of others. Any such litigation could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations.

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

The decontamination and environmental infectious disease control industry is extremely competitive. The competition includes remediators and disinfection/decontamination companies such as Steris, Bioquell and Clorox, various ultraviolet companies and quad ammonia-chemical companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us. We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

We are dependent on our key personnel, the loss of whom could adversely affect our operations, and if we fail to attract and retain the talent required for our business, we could be materially harmed.

Our success is substantially dependent on the performance of our executive officers, including our Chairman and Chief Executive Officer, Dr. Halden S. Shane, the loss of whom would have a material adverse effect on our business. Given our relatively recent entry into the decontamination industry, we depend to a significant degree on our ability to attract, retain and motivate quality personnel. We have experienced attrition among our executive officers in the past and do not carry key man life insurance on any key personnel. Any future loss of key members of our organization may delay or prevent us from marketing and performing our services.

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

In addition, SOX requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our testing, or the potential subsequent testing by our independent registered public accounting firm in future periods, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of SOX may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

As of December 31, 2017, we had outstanding options and warrants to purchase an aggregate of 35.7 million shares of our common stock at exercise prices ranging from $0.05 to $2.10 per share. Of these, 200,000 represent shares underlying options with exercise prices ranging from $0.05 to $2.10 per share and 35.5 million represent shares underlying warrants at exercise prices ranging from $0.10 to $1.00 per share. To the extent any holders of options or warrants exercise same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders. Additionally, as a result of our 2017 financing, in which we raised $6,000,000 (See Note 6—Convertible Debt), the promissory notes issued are convertible at $0.54 per share into an aggregate of 11,111,111 shares of common stock, if fully converted. As part of this transaction, we also issued warrants to purchase up to an additional 999,998 shares of common stock at an exercise price of $0.69 per share.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters, a 300 square foot office space, is located at 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212. We lease this space for $22,500 annually on a month-to-month tenancy in a professional office building.

Our operations headquarters of 6,000 square feet is located in Frederick MD and is comprised of space for offices, warehousing, laboratory, training and mock hospital facilities at $50,400 annually on a three-year term that expired on January 31, 2018. We have contracted with our current landlord for a 9,000 square foot space at a new facility in Frederick MD, to accommodate our expanding operations. The new space will have additional office and warehouse space, a dedicated laboratory, larger R&D space and a customized drive-in space for the decontamination of ambulances and other first responder vehicles. The new proposed lease will be for either a five or seven-year term with the rent to be determined when the term of the lease is finalized. Our old lease has been extended until the landlord has completed the build out of the new space and it is ready for occupancy.

Item 3. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	High ($)	Low ($)
Year ended December 31, 2016
First Quarter	0.60	0.46
Second Quarter	0.55	0.34
Third Quarter	0.47	0.25
Fourth Quarter	0.40	0.22
Year ended December 31, 2017
First Quarter	0.27	0.10
Second Quarter	0.17	0.05
Third Quarter	0.22	0.07
Fourth Quarter	0.21	0.10

Shareholders

As of March 20, 2018, there were approximately 890 record holders of our common stock. On March 20, 2018, the last reported sale price of our common stock on the OTCQX was $0.11 per share.

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

Item 6. SELECTED FINANCIAL DATA

Not Required.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. As disclosed elsewhere in this report, we commenced our current operations in the fourth quarter of 2007 and continue to focus on obtaining high-tech decontamination technology and developing health and infectious disease protocols.

Overview

We are a global provider of infection prevention and decontamination products, services and research. Our operating structure consists of four divisions: Healthcare, Life Sciences, TOMI Service Network and Food Safety. We provide environmental solutions for indoor and outdoor surface decontamination through the sale of equipment, services and licensing of our SteraMist™ BIT™, which is a hydrogen peroxide-based mist and fog registered with the EPA. Our mission is to help our customers create a healthier world through our product line and our motto is “innovating for a safer world™” for healthcare and life.

We introduced our SteraMist™ BIT™ technology platform to the commercial market in June 2013, which currently consists of a suite of products that incorporate our BIT™ Solution and applicators, including the SteraMist™ Surface Unit and the SteraMist™ Environment System. We have expanded our SteraMist™ BIT™ Technology beyond chemical and biological warfare applications to the killing of problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ provides fast-acting biological six-log kill, which is a 99.9999% kill, and works in hard-to-reach areas, while leaving no residue or noxious fumes.

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

Under FIFRA, we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias C. diff and MRSA, as well as the influenza virus h1n1, which we believe has better positioned us to penetrate the hospital-healthcare and other industries. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. In December 2017, SteraMist™ was included in the EPA’s list K, G, L and M. Currently, we have our EPA-registered label in all 50 states, with the addition of California and New York in July and October 2016, respectively.

SteraMist™ is designed to be easily incorporated into current cleaning procedures; is economical, non-corrosive and easy to apply; leaves no residues; and requires no wiping. All our SteraMist™ products are fully validated to comply with good manufacturing practice standard, have received CE marks in the EEA and are approved by Underwriters Laboratory. Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, Mold spores, MRSA, h1n1, Geobacillus stearothermophilus and C. diff spores. As of January 27, 2017, our BIT™ solution and BIT™ technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List.

During 2017, we continued to build brand awareness through marketing and advertising initiatives, as well as the overall performance of our product. We also increased efforts in our research and development of various testing and studies with a concentration in the hospital-healthcare market. We currently have placed significant resources into a study that focuses on quicker hospital room terminal cleans.

In February 2017, we established a Scientific Advisory Board comprised currently of two experts in biosafety and infection prevention. The Scientific Advisory Board will assist management in developing strategies, scientific research and development and monitoring technological and regulatory trends.

We have recently been featured in many publications including some that are listed below. One of the articles was a peer review paper that provided the review of TOMI’s efficacy data and the first for showing efficacy by combining equipment and solution in the treatment for control of multidrug resistant organisms (MDRO’s).

–
In April 2017, we were featured in a article published in the International Journal of Food Microbiology by the USDA and Public Health Dept. of Harvard University which stated Cold plasma activated hydrogen peroxide aerosol (SteraMist product) rendered samples of Escherichia Coli 0157: H7, Salmonella Typhimurium, and Listeria innocua inactive, while also maintaining the quality of the produce tested.

–
In July 2017, one of our custom built in systems that was designed and installed into a vivarium facility at the Dana Farber Cancer Institute was featured in a publication, ALNmag (Animal Laboratory Magazine).

–
In January of 2018, we were included in the article “Review of Necessary Practices for EPA Submission of a Hospital Disinfectant Using Good Laboratory Practice (GLP) Disinfectant Study Summaries of TOMI’s SteraMist™ BIT™ Disinfection System” in the Journal of The Association for Biosafety and Biosecurity (ABSA) International 2017, Vol. 22 (4) 172-180

–
In February of 2018, we were featured in an article that discusses how a hospital in Delaware is managing to control the spread of the flu virus. Delaware Online, part of the USA Today Network, shared news of record high flu cases in the state and how St. Francis Healthcare, located in Wilmington, DE, is managing to address the need to control this highly infectious and aggressive flu strain through the use of our SteraMist™ BIT™ technology.

In March and May 2017, we raised through a private placement transaction gross proceeds of $6,000,000. We issued senior callable convertible promissory notes (“the Notes”) in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted. In February and March 2018, we and the holders of the Notes extended the maturity date of the $5,300,000 principal amount of Notes to April 1, 2019 and the $700,000 principal amount of Notes to June 8, 2019.

 The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. We may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. Currently, we are using the proceeds from the private placement for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes.

In 2016, we filed a lawsuit against Astro Pak Corporation (“Astro Pak”) and its wholly-owned subsidiary, SixLog Corporation (“SixLog”), in California federal court for infringing our United States Patent Nos. 6,969,487 and 7,008,592 and violating our intellectual property rights by, among other things, indicating that our technology and patents were proprietary to SixLog and marketing our patented equipment with SixLog labels. In July 2017, we settled the above-mentioned litigation, pursuant to which Astro Pak and SixLog acknowledged that we are the sole owner of ionized hydrogen peroxide decontamination and sterilization technology, patents, and products, which we market under the brands Binary Ionization Technology® (BIT™) and SteraMist™. Astro Pak and SixLog agreed to cease their prior conduct and pay us a cash settlement. Astro Pak also agreed to assign its iHP™ mark to us, complementing our existing trademark and trade name protection. Finally, Astro Pak and SixLog agreed to remove from their website(s) or take steps to remove any assertions or suggestions that they own or developed ionized hydrogen peroxide technology or patents, or that they provide any ionized hydrogen peroxide products or services.

In August 2017, we announced the hiring of a new sales director to assist in the development of our business in the life science markets and added 26 additional sales representatives to our Life Sciences division. We currently provide our technology to five of the largest pharmaceutical companies in the world and anticipate continued growth in the life science market, as well as expansion into more of our existing clients’ facilities in 2018 due, in part, to the expansion of our sales force.

In October 2017, we entered into a distribution agreement with Protak, a United Kingdom-based company that manufacturers enzyme indicators for hydrogen peroxide decontamination performance validation. Pursuant to the agreement, we will distribute Protak’s enzyme indicators as well as use the product in our service engagements. This enzyme indicator is designed to assist end users in obtaining a quicker validation time. We believe that our new relationship with Protak will further develop our opportunities in the life science market and increase customer satisfaction on service engagements.

In November 2017, we were awarded a group purchasing agreement by Premier, which operates a leading GPO, and in February 2018, we were onboarded and added to the list of approved suppliers with Premier. We believe this award will provide us with another opportunity to further penetrate the hospital-healthcare market. We are actively seeking to enter into additional GPO agreements to facilitate further growth in the domestic hospital-healthcare markets. During 2017, we continued to expand our customer base in the hospital-healthcare market and added independent sales representatives to further bolster our sales presence.

In November 2017, we also received notice that our product registration of SteraMist™ in Canada was finalized. We anticipate this will facilitate additional growth in international revenue in the hospital-healthcare, life science and remediation markets. We also expect the Canadian registration will help expand our TSN or service network in the Canadian remediation market.

In December 2017, we entered into an equipment purchase agreement with Pfizer Manufacturing Belgium. The equipment purchase agreement governs the terms and conditions of the sale of equipment and any services provided between TOMI and Pfizer Manufacturing Belgium.

Domestically, our revenue for the years ended December 31, 2017 and 2016 was $3,495,000 and $4,012,000, respectively. The decrease for the year ended December 31, 2017 was due primarily to product mix in our TSN sales and restructuring of our internal infrastructure.

Internationally, our revenue for the years ended December 31, 2017 and 2016 was $1,499,000 and $2,331,000, respectively. While regulatory and product registrations have slowed our anticipated growth in Asia and Europe, we continue to make strides in the registration process, which we anticipate will position us to generate additional revenue in those regions. For the year ended December 31, 2017, we registered our SteraMist™ BIT™ technology in 10 key countries throughout Europe. In March 2018, SteraMist™ BIT™ technology was registered with the Taiwan Environmental Protection Agency. In addition, during 2017, we continued our growth in international markets by entering into multiple distribution and sales representation agreements in the United Kingdom, Chile, Brazil and Portugal. In November 2017, we entered into a distribution agreement with Westbury Decontamination Ltd., a United Kingdom-based company that operates in the decontamination and sterilization markets. We have also made substantial progress with our patent and trademark applications in various countries in Asia in order to protect our trademark and intellectual property rights in such markets.

During 2017, we continued to add new customers in the life science markets, who have engaged us to perform service work. Our service revenue increased by 45% in 2017 and we expect continued growth in 2018. In order to meet the growing demand for our services, we transferred approximately $324,000 in machinery from our inventory into fixed assets. The additional machinery carried in our fixed assets will allow us to provide our TSN members with more rental equipment and should allow us to take on more high-level decontamination service engagements in the near future.

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

Revenue Recognition

 We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) service has been rendered or delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgment regarding the fixed nature of the selling prices of the services rendered or products delivered and the collectability of those amounts. Provisions for discounts to customers, and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventories consist primarily of finished goods and raw materials. At December 31, 2017 and 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year from date of sales, which we extend to our customers. We assume responsibility for product reliability and results.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”), which our board of directors had previously approved. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the years ended December 31, 2017 and 2016, the Company issued 200,000 shares of common stock and 100,000 options to purchase shares of common stock from the 2016 Plan, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. We will adopt the ASUs on January 1, 2018 on a modified retrospective basis. Upon adoption of the ASUs, we currently estimate there will not be a material impact to our beginning balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on the consolidated financial statements will be material.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, the ASU requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, the ASU permits accounting for forfeitures as they occur, and the ASU permits a higher level of statutory income tax withholding without triggering liability accounting. Adoption of the ASU is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. We adopted the ASU on January 1, 2017, which did not impact our beginning accumulated deficit and additional paid-in capital.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope Of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We will adopt the ASU on January 1, 2018, which will have no impact on the consolidated financial statements upon adoption.

Financial Operations Overview

Our financial position as of December 31, 2017 and 2016, respectively, was as follows:

	As of December 31,
	2017	2016
Total shareholders’ equity	$5,394,000	$8,250,000
Cash and cash equivalents	$4,550,000	$948,000
Accounts receivable, net	$1,836,000	$1,521,000
Inventories	$3,519,000	$4,047,000
Deposits on merchandise	$-	$147,000
Current liabilities	$1,103,000	$1,053,000
Convertible notes payable, net	$5,944,000	$-
Working capital	$9,073,000	$5,716,000

During the year ended December 31, 2017, our debt and liquidity positions were affected by the following:

●
Gross proceeds from the issuance of the Notes of $6,000,000; and
●
Net cash used in operations of approximately $2,432,000.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenue, Net	$4,994,000	$6,343,000
Gross Profit	$3,066,000	$3,733,000
Total Operating Expenses(1)	$6,510,000	$7,102,000
Loss from Operations	$(3,444,000)	$(3,369,000)
Total Other Income (Expense)	$(196,000)	$212,000
Net Loss	$(3,640,000)	$(3,157,000)
Basic (loss) per share	$(0.03)	$(0.03)
Diluted (loss) per share	$(0.03)	$(0.03)

(1)
Includes approximately $649,000 and $615,000 in non-cash equity compensation expense for the years ended December 31, 2017 and 2016, respectively.

Sales

During the years ended December 31, 2017 and 2016, we had net revenue of approximately $4,994,000 and $6,343,000, respectively, representing a decrease in revenue of approximately 1,349,000 or 21%. The decrease in revenue during the year ended December 31, 2017 is attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

Net Revenue

Product and Service Revenue
	Year Ended December 31,
	2017	2016
SteraMist™ Product	$4,101,000	$5,727,000
Service and Training	893,000	616,000
Total	$4,994,000	$6,343,000

Revenue by Geographic Region
	Year Ended December 31,
	2017	2016
United States	$3,495,000	$4,012,000
International	1,499,000	2,331,000
Total	$4,994,000	$6,343,000

Cost of Sales

During the years ended December 31, 2017 and 2016, our cost of sales were approximately $1,928,000 and $2,611,000, respectively, representing a decrease of approximately $683,000 or 26%. The primary reason for the decrease in cost of sales is lower sales during the year ended December 31, 2017 as compared to the prior year. Our gross profit margins as a percentage of sales for the year ended December 31, 2017 increased as compared to the prior period as a result of the customer and product mix in sales.

Professional Fees

Professional fees for the year ended December 31, 2017 were approximately $877,000, as compared to $517,000 for the prior year, representing an increase of approximately $360,000, or 70%. The increase is attributable to increased efforts to protect and strengthen our intellectual property and the lawsuit with Astro Pak, which we settled in July 2017. Professional fees are comprised primarily of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $607,000 and $586,000 for the years ended December 31, 2017 and 2016, respectively, representing an increase of $21,000, or 4%. The increase in depreciation expense is attributable to additional fixed assets acquired in 2017 and 2016.

Selling Expenses

Selling expenses for the year ended December 31, 2017 were approximately $1,256,000, as compared to $1,513,000 for the year ended December 31, 2016, representing a decrease of approximately $257,000 or 17%. The decrease in selling expenses is attributable to lower sales volume for the year ended December 31, 2017 and a reduced number of employees as compared to the prior year. Selling expenses represent selling salaries and wages, trade show fees, commissions and marketing expenses.

Research and Development

Research and development expenses for the year ended December 31, 2017 were approximately $454,000, as compared to $184,000 for the year ended December 31, 2016, representing an increase of approximately $270,000, or 147%. The primary reason for the increase was attributable to current and ongoing studies and testing in connection with our product related to quicker hospital terminal cleans. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Consulting Fees

Consulting fees for the year ended December 31, 2017 were approximately $211,000, as compared to $307,000 for the year ended December 31, 2016, representing a decrease of approximately $96,000, or 31%. The decrease in consulting fees is primarily due to significant charge incurred during the year ended December 31, 2016 with no such charge in 2017.

Equity Compensation Expense

Equity compensation expense for the year ended December 31, 2017 was approximately $649,000, as compared to $615,000 for the year ended December 31, 2016, representing an increase of approximately $34,000 or 6%. Equity compensation expense is incurred upon the issuance of warrants and stock options. On the date of a grant, we determine the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the award is calculated using the Black-Scholes Method option-pricing model.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $2,775,000 and $3,380,000 for the years ended December 31, 2017 and 2016, respectively, representing a decrease of approximately $605,000 or 18%. The primary reason for the decrease in general and administrative expense is attributable to lower salaries and wages due to a reduced number of employees for the year ended December 31, 2017 as compared to the prior year.

Other Income and Expense

Amortization of debt discount was $6,000 and $0 during the years ended December 31, 2017 and 2016, respectively. Amortization of debt discount for the year ended December 31, 2017 consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Income recognized from grant for the year ended December 31, 2016 was $200,000. This represents the amounts advanced to us in excess of the costs incurred. The grant was finalized in 2016.

Gain on disposition of equipment for the years ended December 31, 2017 and 2016 was $0 and $12,000, respectively.

Interest income for the years ended December 31, 2017 and 2016 was approximately $1,800 and $0, respectively.

Interest expense for the years ended December 31, 2017 and 2016 was approximately $191,000 and $0, respectively. Interest expense for the year ended December 31, 2017 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the years ended December 31, 2017 and 2016 was approximately ($3,640,000) and ($3,157,000), respectively. Net loss per common share, basic and diluted, for the year ended December 31, 2017 was ($0.03). Net loss per common share, basic and diluted, for the year ended December 31, 2016 was ($0.03). The primary reasons for the increased net loss can be attributed to:

●
Lower revenue and gross profit of approximately $1,349,000 and $667,000, respectively;
●
Reduced other income of $212,000.
●
Interest expense of approximately $191,000, offset by;
●
Lower operating expenses of approximately $592,000.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of approximately $4,550,000 and working capital of $9,073,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

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

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. We may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. Currently, we are using the proceeds from the private placement for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes. In February and March 2018, we and the holders of the Notes extended the maturity date of the $5,300,000 principal amount of Notes to April 1, 2019 and the $700,000 principal amount of Notes to June 8, 2019.

For the years ended December 31, 2017 and 2016, we incurred losses from operations of approximately $3,444,000 and $3,369,000, respectively.  The cash used in operations was approximately $2,432,000 and $4,505,000 for the years ended December 31, 2017 and 2016, respectively.  We experienced a decline in revenue for the year ended December 31, 2017 compared to the prior year period, which contributed to our loss from operations in 2017. The decline in revenue was attributable primarily to the fact that a distributor placed a large order in the first quarter of 2016, with no such corresponding transaction during the same period in 2017.

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
●
Continued expansion of our internal sales force and manufacturer representatives in an effort to drive domestic revenue in all hospital-healthcare verticals;
●
Continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in the life science verticals;
●
Expansion of international distributors; and
●
Continued growth of TSN and new growth in the food safety market including pre- and post-harvest.

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

Operating Activities

Cash used in operating activities for the years ended December 31, 2017 and 2016 was approximately $2,432,000 and $4,505,000, respectively. Cash used in operating activities decreased in 2017 approximately $2,073,000 as compared to the prior year period primarily due to the increase in inventory that occurred during the year ended December 31, 2016.

Investing Activities

Cash used in investing activities for the years ended December 31, 2017 and 2016 was approximately $15,000 and $463,000, respectively. Cash used in investing activities decreased $448,000 compared to the prior year period primarily due to service equipment purchased in 2016.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 consisted of the $6,000,000 in aggregate gross proceeds received from the issuance of the Notes and proceeds from the exercise of warrants of $48,750.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 20, 2018 are presented below.

Name	Age	Position
Halden S. Shane	73	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	38	Chief Operating Officer
Nick Jennings	40	Chief Financial Officer
Harold W. Paul	69	Director, Secretary
Walter C. Johnsen	67	Director
Kelly J. Anderson	50	Director
Ronald E. Ainsworth	65	Director
Lim Boh Soon	62	Director

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

Elissa J. Shane: Ms. Shane has been our Chief Operating Officer since January 2018. Previously, she served as our Chief Regulatory and Compliance Officer from September 2015 to December 2017 and as our Corporate Secretary since January 2016. From January 2014 to September 2015, Ms. Shane served as a paralegal with Levi Lubarsky Feigenbaum & Weiss LLP, where she worked with the firm’s managing partners and staff attorneys and directed all operational aspects of the litigation cycle from inception through appeal. From September 2009 to January 2014, she served as a paralegal with Olshan Frome Wolosky LLP, where she managed all regulatory and compliance issues, litigation procedures and advertising and promotional matters. Ms. Shane received a B.A. in Psychology and Communications with a minor in Economics from the University of Southern California in 2001.

Nick Jennings: Mr. Jennings has been our Chief Financial Officer since October 2014. From July 2014 until his employment by the Company, Mr. Jennings was self-employed and provided consulting, accounting and tax compliance services to private-owned companies. From November 2006 until June 2014, Mr. Jennings was a senior manager at Richardson Kontogouris Emerson LLP, where he worked with various public and private companies providing services in a variety of business areas including tax compliance, tax consulting, general accounting, and business assurance. He is a graduate of Loyola Marymount College with a degree in accounting and is a member of the American Institute of Certified Public Accountants.

Harold W. Paul: Mr. Paul has been one of our directors since June 2009 and currently acts as our Corporate Secretary. He has been engaged in the private practice of law for more than thirty-five years, primarily as a securities specialist. Mr. Paul has been company counsel to public companies listed on the AMEX, NASDAQ and OTC exchanges. He has served as a director for six public companies in a variety of industries, including technology and financial services. He holds a BA degree from SUNY at Stony Brook and a JD from Brooklyn Law School and is admitted to practice in New York and Connecticut. Mr. Paul brings to our Board experience as a director of public companies and with the United States securities laws.

Walter C. Johnsen: Mr. Johnsen has been one of our directors since January 2016. Since January 1, 2007, Mr. Johnsen has served as Chairman of the Board and Chief Executive Officer of Acme United Corporation, a leading worldwide supplier of innovative branded cutting, measuring and safety products in the school, home, office, hardware & industrial markets. From November 30, 1995 to December 31, 2006, he held the titles of President and Chief Executive Officer at Acme United. Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen holds a Bachelor of Science in Chemical Engineering and a Master of Science in Chemical Engineering from Cornell University, and a Master of Business Administration from Columbia University. Mr. Johnsen brings to our Board experience with business and operations.

Kelly J. Anderson: Ms. Anderson has been one of our directors since January 2016. Ms. Anderson is a partner in C Suite Financial Partners, a financial consulting services company dedicated to serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Between July 2014 and March 2015, Ms. Anderson was CFO of Mavenlink, a SaaS company, between October 2012 and January 2014, Ms. Anderson was Chief Accounting Officer of Fisker Automotive, between April 2010 and February 2012, Ms. Anderson was the President and Chief Financial Officer of T3 Motion, Inc., (“T3”), an electric vehicle technology company. Between March 2008 and April 2010, she served as T3’s Executive Vice President and Chief Financial Officer, and as a director from January 2009 until January 2010. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit reporting agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., all of which were real estate investment funds managed by TripleNet Properties. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company. Ms. Anderson is an inactive California CPA and a 1989 graduate of the College of Business and Economics at California State University, Fullerton. Ms. Anderson brings to our Board experience in finance.

Ronald E. Ainsworth: Mr. Ainsworth has been one of our directors since July 2017. Mr. Ainsworth has more than 35 years of experience as an investment banker. Since January 2016, he has been a managing partner at 41 North Partners, LLC, a privately held, middle market investment banking firm that focuses primarily on environmental- and healthcare-related companies. In December 2013, he co-managed the acquisition of Informationlogix, LLC, a technology company that provides services to major financial institutions and on whose board of directors Mr. Ainsworth currently serves. In November 2010, Mr. Ainsworth co-founded NuView Financial Services LLC, which was sold in July 2015. In February 2010, Mr. Ainsworth was part of a group that acquired a minority interest in 3 Pam LLC, which was sold to PIMCO in July 2015. In 1981, he co-founded Trenwith Group LLC, an investment banking firm with which he served in various capacities, including as its Chief Executive Officer, prior to selling the company in December 2009. Mr. Ainsworth holds a Bachelor’s degree from California State University, Northridge.

Dr. Lim Boh Soon: Dr. Lim has been one of our directors since January 2018. Dr. Lim has more than 25 years of experience in the banking and finance industry. For more than the past five years, he is a fellow of the Singapore Institute of Directors, and is currently an independent non-executive director on the board of two publicly-listed companies on the Singapore Stock Exchange – since October 2015, he has been a director of Jumbo Group Limited and since June 2017, he has been a director of OUE Commercial REIT Management Pte. Ltd. In addition, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985.

Family Relationships

Ms. Elissa J. Shane, our Chief Operating Officer, is the daughter of Dr. Halden Shane, our Chief Executive Officer and Chairman of the Board.

Board Composition

Our Board currently consists of six members. Our bylaws provide that our directors will hold office until their successors have been duly elected and qualified. Our Board is responsible for the business and affairs of our Company and considers various matters that require its approval. Our executive officers are appointed by our Board and serve at its discretion.

Scientific Advisory Board

In February 2017, we approved and announced the formation of the TOMI Scientific Advisory Board. The Scientific Advisory Board operates under the terms of a written Advisory Board Charter.  The role of TOMI’s scientific advisory board will be to:

(1)
constructively challenge and help develop proposals on strategy;
(2)
attend Scientific Advisory Board meetings;
(3)
accept responsibility, publicly and, where necessary, in writing when required to do so under any act, regulation or code of conduct;
(4)
scrutinize the performance of management in meetings, prepare agreed goals and objectives, and monitor the reporting of performance on technological and regulatory trends that will impact our business;

(5)
set forth our strategic goals with respect to scientific research and development and liaise with us to ensure we obtain the necessary resources to meet our objectives, in scientific research and development;
(6)
devote time to developing and refreshing the knowledge of our Company’s technology, products and mission in “Innovating for a Safer World”; and
(7)
uphold the highest standards of integrity and probity, and support us in maintaining the appropriate culture, values and behaviors.

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

Audit Committee

Our Audit Committee was established in June 2009 and currently is comprised of Ms. Anderson, Mr. Paul and Dr. Lim. Ms. Anderson serves as chairperson of the Audit Committee. The Company relies on the exemption related to Mr. Paul’s lack of standing as a financial expert, since a majority of the Audit Committee was comprised of financial experts and does not believe the committee composition materially affects its ability to act independently. The Audit Committee operates under a written charter, which is available at http://investor.tomimist.com/corporate-governance/audit-committee-charter. The purpose of the Audit Committee is to assist the Board in monitoring the integrity of the annual, quarterly and other financial statements of the Company, the independent auditor’s qualifications and independence, the performance of the Company’s independent auditors and the compliance by the Company with legal and regulatory requirements. The Audit Committee also reviews and approves all related-party transactions. Our Board has determined that Ms. Anderson is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

Code of Ethics

The Board adopted a Code of Ethics in 2008 that applies to, among other persons, Board members, officers (including our Chief Executive Officer), contractors, consultants and advisors. Our Code of Ethics, which is available at http://investor.tomimist.com/corporate-governance/code-of-ethics, sets forth written standards designed to deter wrongdoing and to promote:

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the fiscal year ended December 31, 2017, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2017 and 2016, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option/ Warrant Awards ($)(1)	All Other Compensation ($)	Total ($)
Halden S. Shane	2017	360,000	—	—	434,847(2)	—	794,847
Chairman and CEO	2016	360,000	—	—	355,307(3)	—	715,307

Nick Jennings (4)	2017	144,000	—	—	—	—	144,000
CFO	2016	135,000	—	—	73,636	—	208,636

Robert Wotzcak (5)	2017	—	—	—	—	—	—
President	2016	202,205	—	76,500	—	80,000	358,705

(1)
The amounts shown in this column represent the aggregate grant date fair value of stock, option and/or warrant award, as applicable, granted during the year computed in accordance with FASB ASC Topic 718. See Note 2 of the notes to our audited consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of valuation assumptions made in determining the grant date fair value of the awards.

(2)
On January 15, 2016, we entered into a new employment agreement with Dr. Shane, effective January 1, 2016. The agreement provides for a base annual salary of $360,000. The agreement also provides for the quarterly issuance of an option to purchase 250,000 shares of common stock in 2016 with an exercise price equal to the three-day trailing volume weighted average price of our common stock. Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including: (i) a minimum semi-annual grant of an option to purchase up to 250,000 shares of common stock and (ii) a cash bonus, determined in the sole discretion of the Board. Pursuant to his employment agreement, during the year ended December 31, 2017, we issued Dr. Shane five-year warrants to purchase an aggregate of 3,750,000 shares of common stock as executive compensation. The exercise prices of the warrants range from $0.10 to $0.12 per share, based on the closing price of our common stock on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $435,000, with the following assumptions: volatility, 145%–153%; expected dividend yield, 0%; risk free interest rate, 1.90%–2.23%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants ranged from $0.09–$0.12. We recognized equity-based compensation to Dr. Shane of approximately $435,000 on the warrants during the year ended December 31, 2017.

(3)
Pursuant to his employment agreement, during the year ended December 31, 2016, we issued Dr. Shane five-year warrants to purchase an aggregate of 1,000,000 shares of common stock as executive compensation. The exercise prices of the warrants range from $0.27 to $0.50 per share, based on the closing price of our common stock on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $355,000, with the following assumptions: volatility, 146%–162%; expected dividend yield, 0%; risk free interest rate, 1.17%–1.95%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants ranged from $0.24–$0.51. We recognized equity-based compensation to Dr. Shane of approximately $355,000 on the warrants during the year ended December 31, 2016.

(4)	Mr. Jennings’ employment agreement provides for a base annual salary of $132,000, which was increased to $144,000 in October 2016.

(5)	Mr. Wotczak resigned from his position as President effective December 2, 2016.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth certain information with respect to outstanding warrants to purchase common stock previously awarded to the Company’s named executive officers as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Warrants/ Options Exercisable (#)	Number of Securities Underlying Unexercised Warrants/ Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiration Date
Halden S. Shane	3,000,000(1)	—	—	$0.30	2/11/2019-2/11/2021
	250,000(2)	—	—	$0.50	3/31/2021
	250,000(3)	—	—	$0.42	6/30/2021
	250,000(4)	—	—	$0.32	9/30/2021
	250,000(5)	—	—	$0.27	12/30/2021
	250,000(8)	—	—	$0.10	7/17/2022
	3,500,000(9)	—	—	$0.12	12/22/2022

Nick Jennings	300,000(6)	—	—	$0.30	10/1/2019-10/1/2021
	100,000(7)	—	—	$0.55	1/26/2021

(1) (2) (3) (4) (5) (6) (7) (8) (9)
Warrants vested in increments of 1,000,000 on 2/11/2014, 2/11/2015 and 2/11/2016 and have a term of 5 years
Warrants vested on 3/31/2016 and have a term of 5 years
Warrants vested on 6/30/2016 and have a term of 5 years
Warrants vested on 9/30/2016 and have a term of 5 years
Warrants vested on 12/30/2016 and have a term of 5 years
Warrants vested in increments of 100,000 on 10/1/2014, 10/1/2015 and 10/1/2016 and have a term of 5 years
Warrants vested on 1/26/2016 and have a term of 5 years
Warrants vested on 7/17/2017 and have a term of 5 years
Warrants vested on 12/22/2017 and have a term of 5 years

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

Halden S. Shane

On January 15, 2016, we entered into an employment agreement with Dr. Shane, effective January 1, 2016. The agreement provides for a base annual salary of $360,000. The agreement also provides for the quarterly issuance of an option to purchase 250,000 shares of common stock in 2016 with an exercise price equal to the three day trailing volume weighted average price of our common stock. In the event Dr. Shane is terminated for any reason or becomes disabled or dies, any options he holds at such time will become cashless and will be entitled to piggyback registration and exercise immediately. Dr. Shane is also entitled to performance bonuses, subject to the achievement of certain objectives, including (i) a minimum semi-annual grant of stock options to purchase up to 250,000 shares of common stock and (ii) a cash bonus, determined in the sole discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for certain business and entertainment expenses, including the use of an automobile.

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

Elissa J. Shane

On January 5, 2018, in connection with her appointment as our Chief Operating Officer, we entered into an employment agreement with Elissa J. Shane, effective January 1, 2018. Pursuant to her employment agreement, Ms. Shane will receive an annual base salary of at least $200,000, subject to annual review and discretionary increase by the Compensation Committee of the Board. Ms. Shane is eligible to receive an annual cash bonus and other annual incentive compensation, and the agreement provides that we will issue Ms. Shane annually an option to purchase at least 250,000 shares of common stock pursuant to the 2016 Plan. Additionally, in connection with the execution of her employment agreement, on January 5, 2018, we issued Ms. Shane an option under the 2016 Plan to purchase 100,000 shares of common stock at an exercise price of $0.12 per share. Her employment agreement also provides that we will reimburse Ms. Shane for reasonable and necessary business and entertainment expenses that she incurs in performing her duties. During the term of her employment, Ms. Shane will also be entitled to up to four weeks of paid vacation time annually, which will accrue up to six weeks, and to participate in our benefit plans and programs, including but not limited to all group health, life, disability and retirement plans. Ms. Shane is also entitled to the sum of $750 per month as a vehicle allowance. The initial term of her employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days’ prior written notice of its intent to terminate the agreement.

Nick Jennings

On September 30, 2014, we entered into an employment agreement with Nick Jennings, our Chief Financial Officer, to provide part-time services. The term of the employment agreement expired in December 31, 2014. Mr. Jennings’ salary was $5,000 per month payable in cash, paid bi-weekly, and $2,000 per month payable in common stock, paid quarterly. Mr. Jennings also received a five-year warrant to purchase up to 300,000 shares of common stock at a price of $0.30 per share, which represented the volume weighted-average price per share of our common stock on October 1, 2014 and vested as follows: 100,000 shares vested upon issuance, 100,000 shares vested on October 1, 2015, and 100,000 shares vested on October 1, 2016. In connection with the employment agreement, Mr. Jennings entered into agreements that included restrictive covenants of non-solicitation and confidentiality of proprietary information.

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he continues to serve as our Chief Financial Officer. Mr. Jennings’ annual salary is $132,000, which is reviewed annually. On January 26, 2016, we issued Mr. Jennings a five year warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.55 per share. The agreement also provided for the issuance of an additional five year warrant to purchase 100,000 shares of common stock in 2016, however, this provision was modified to grant a salary increase in lieu of the options. In October 2016, Mr. Jennings’ annual salary was increased to $144,000 per year. Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Jennings for certain business and entertainment expenses. In the event of a change in control of the Company that results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such termination date after the second employment anniversary.

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Harold W. Paul (1)	30,000	8,000	—	60,000	98,000
Walter Johnsen (2)	30,000	8,000	—	—	38,000
Kelly Anderson (3)	35,000	8,000	—	—	43,000
Edward Fred (4)	7,500	8,000	—	—	15,500
Ronald E. Ainsworth (5)	15,000	—	—	—	15,000

(1)
Mr. Paul also received $60,000 in cash compensation in exchange for legal services rendered during 2017.

(2)
Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $30,000 paid on a quarterly basis and an annual grant of 50,000 shares of common stock. In April 2017, we issued Mr. Johnsen 50,000 shares of common stock that were valued at $8,000.

(3)
Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Ms. Anderson provides for an annual fee in the amount of $35,000 paid on a quarterly basis and an annual grant of 50,000 shares of common stock. In April 2017, we issued Ms. Anderson 50,000 shares of common stock that were valued at $8,000.

(4)
Mr. Fred resigned in March 2017. In April 2017, we paid Mr. Fred fees in the amount of $7,500 and issued him 50,000 shares of stock valued at $8,000.

(5)
Mr. Ainsworth was elected to the Board on July 7, 2017. The term of his agreement as director commenced on July 7, 2017 for up to one year and until a successor is elected, or resignation or removal. Our agreement with Mr. Ainsworth provides for an annual fee in the amount of $30,000 paid on a quarterly basis and an annual grant of 50,000 shares of common stock.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one compensation plan: the 2016 Plan. The 2016 Plan was approved by the Board on January 29, 2016 and received shareholder approval on July 7, 2017. The 2016 Plan authorizes the issuance of 5,000,000 shares of common stock. On August 25, 2015, the Board terminated the 2008 Plan, which we had maintained previously and which our shareholders had approved. Accordingly, we will issue future awards under the 2016 Plan.

The following table provides information as of December 31, 2017 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	200,000	(1)	$0.96	—
Equity compensation plans not approved by security holders	16,050,000	(2)	$0.35	—
Total	16,250,000		$0.35	—

(1)	Prior to August 25, 2015, we granted awards under the 2008 Plan.
(2)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.
(3)	On July 7, 2017, the 2016 Plan received shareholder approval, which permits the grant of awards for up to 5,000,000 shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 20, 2018 for:

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

Applicable percentage ownership is based on 122,349,958 shares of common stock and 510,000 shares of Series A preferred stock outstanding at March 20, 2018. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 20, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212.

	Shares Beneficially Owned
	Common Stock			Series A Preferred Stock
	Shares		% of Class	Shares	% of Class	% of Total Voting Power(1)
Named Executive Officers and Directors:
Halden S. Shane, CEO and Chairman of the Board	28,095,048	(2)	21.6%	510,000	100%	21.9%
Elissa J. Shane, Chief Operating Officer	1,991,310	(3)	1.1%			1.1%
Nick Jennings, Chief Financial Officer	512,145	(4)	*	—	—	*
Harold W. Paul, Secretary, Director	1,379,774	(5)	1.0%	—	—	1.0%
Walter Johnsen, Director	150,000	(6)	*	—	—	*
Kelly Anderson, Director	150,000	(7)	*	—	—	*
Ronald E. Ainsworth, Director	—		*	—	—	*
Lim Boh Soon, Director	590,190	(8)	*	—	—	*
All current directors and executive officers as a group (8 persons)	32,868,467	(9)	25.2%	510,000	100%	24.0%

5% Beneficial Owners:
Lau Sok Huy	17,361,111	(10)	14.4%	—	—	14.4%
Ah Kee Wee	11,666,669	(11)	9.7%	—	—	9.7%

* Denotes ownership of less than 1%

(1)
Percentage of total voting power represents voting power with respect to all shares of our common stock and Series A preferred stock, as a single class. The holders of common stock and Series A preferred stock are each entitled to one vote per share.

(2)
Consists of (i) 18,845,048 shares of common stock held of record by Dr. Shane, (ii) 1,500,000 shares of common stock held of record by the Shane Family Trust, (iii) 1,000,000 shares of common stock held of record by Belinha Shane and (iv) 7,750,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Dr. Shane that are exercisable within 60 days of March 20, 2018. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(3)
Consists of (i) 1,891,310 shares of common stock held of record by Ms. Shane and (ii) 100,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Ms. Shane that are exercisable within 60 days of March 20, 2018.

(4)
Consists of (i) 112,145 shares of common stock held of record by Mr. Jennings and (ii) 400,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Mr. Jennings that are exercisable within 60 days of March 20, 2018.

(5)
Consists of (i) 1,314,774 shares of common stock held of record by Mr. Paul and (ii) 65,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 20, 2018.

(6)
Consists of (i) 125,000 shares of common stock held of record by Mr. Johnsen and (ii) 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 20, 2018.

(7)
Consists of (i) 125,000 shares of common stock held of record by Ms. Anderson and (ii) 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 20, 2018.

(8)	Consists of 590,190 shares of common stock held of record by Dr. Lim.
(9)
Consists of (i) 24,503,467 shares of common stock, (ii) 8,150,000 shares of common stock issuable upon the exercise of warrants to purchase common stock and (iii) 215,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 20, 2018.

(10)	Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.
(11)
Based on information reported by Mr. Wee to the Company. Consists of (i) 8,666,669 shares of common stock and (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Mr. Wee that are exercisable within 60 days of March 20, 2018.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In May 2017, we entered into an agreement with 41 North International LLC to provide consulting services in the areas of sales management and business development.  The term of the agreement is for six months and provides for automatic monthly renewals. Either party can terminate the agreement after 6 months with 30 days written notice.  The agreement provides for a $20,000 monthly fee as an advance against commissions. No sales or commissions were made under the consulting agreement in 2017. Mr. Ainsworth is a principal of 41 North International, LLC and director of the Company. The agreement was terminated on October 31, 2017.

Independence of the Board

Based upon information submitted by Mr. Johnsen, Ms. Anderson, Dr. Lim, Mr. Paul and Mr. Ainsworth the Board has determined that each of them is “independent” for purposes of OTC Governance Guidelines for directors. Mr. Shane is not an independent director. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company.

Our board of directors has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C, during the 2017 and 2016 fiscal years:

	For the Fiscal Years Ended December 31,
	2017	2016
Audit Fees(1)	$99,000	$94,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$99,000	$94,000

(1)
Audit Fees—Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees—Audit-related fees represent professional services rendered for assurance and related services by Wolinetz, Lafazan & Company, P.C. that were reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax Fees— Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees—All other fees represent fees billed for products and services provided by Wolinetz, Lafazan & Company, P.C other than the services reported for the other categories.

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

DATED: March 29, 2018	TOMI ENVIRONMENTAL SOLUTIONS, INC.

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

Signature	Title	Date

/s/ HALDEN S. SHANE Halden S. Shane	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2018

/s/ NICK JENNINGS Nick Jennings	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2018

/s/ HAROLD W. PAUL Harold W. Paul	Director	March 29, 2018

/s/ WALTER C. JOHNSEN Walter C. Johnsen	Director	March 29, 2018

/s/ KELLY J. ANDERSON Kelly J. Anderson	Director	March 29, 2018

/s/ RONALD E. AINSWORTH Ronald E. Ainsworth	Director	March 29, 2018

/s/ LIM BOH SOON Lim Boh Soon	Director	March 29, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	10/24/11	3.1(a)
3.3	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.4	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
10.1+	2016 Equity Incentive Plan, as adopted by the Registrant’s board of directors on January 29, 2016	10-Q	000-09908	5/16/16	10.6
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Employment Agreement, dated February 8, 2016, by and between the Registrant and Robert Wotczak	10-Q	000-09908	5/16/16	10.2
10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3
10.5+	Offer Letter, dated September 2, 2015, by and between the Registrant and Norris Gearhart	10-Q	000-09908	5/16/16	10.4
10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.8+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/8/18	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/09	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
  TOMI Environmental Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company’s auditor since 2007.
Rockville Centre, NY
March 29, 2018

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$4,550,003	$948,324
Accounts Receivable - net	1,835,949	1,521,378
Inventories (Note 3)	3,518,884	4,047,310
Deposits on Merchandise (Note 10)	-	147,010
Prepaid Expenses	270,419	104,448
Total Current Assets	10,175,255	6,768,469

Property and Equipment – net (Note 4)	712,822	611,807

Other Assets:
Intangible Assets – net (Note 5)	1,548,532	1,918,040
Security Deposits	4,700	4,700
Total Other Assets	1,553,232	1,922,740
Total Assets	$12,441,310	$9,303,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$751,730	$735,879
Accrued Expenses and Other Current Liabilities (Note 12)	267,136	278,413
Accrued Interest (Note 6)	80,000	-
Customer Deposits	3,062	30,120
Deferred Rent	781	8,541
Total Current Liabilities	1,102,709	1,052,953

Convertible Notes Payable, net of discount of $55,625
at December 31, 2017 (Note 6)	5,944,375	-
Total Long-Term Liabilities	5,944,375	-
Total Liabilities	7,047,084	1,052,953

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at December 31, 2017 and December 31, 2016	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock; par value $0.01, 200,000,000 shares authorized;
122,049,958 and 120,825,134 shares issued and outstanding
at December 31, 2017 and December 31, 2016, respectively.	1,220,499	1,208,251
Additional Paid-In Capital	42,139,675	41,367,946
Accumulated Deficit	(37,971,049)	(34,331,234)
Total Shareholders’ Equity	5,394,225	8,250,063
Total Liabilities and Shareholders’ Equity	$12,441,310	$9,303,016
The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended
	December 31,
	2017	2016
Sales, net	$4,993,668	$6,343,432
Cost of Sales	1,927,773	2,610,500
Gross Profit	3,065,895	3,732,931

Operating Expenses:
Professional Fees	876,880	516,926
Depreciation and Amortization	607,127	586,384
Selling Expenses	1,256,465	1,512,752
Research and Development	454,089	184,259
Equity Compensation Expense (Note 7)	649,348	614,696
Consulting Fees	210,538	307,040
General and Administrative	2,774,916	3,380,025
Other	(319,388)	-
Total Operating Expenses	6,509,975	7,102,082
Loss from Operations	(3,444,080)	(3,369,150)

Other Income (Expense):
Amortization of Debt Discounts	(6,279)	-
Gain on Disposition of Property and Equipment	-	12,000
Grant	-	199,891
Interest Income	1,800	-
Interest Expense	(191,256)	-
Total Other Income (Expense)	(195,735)	211,891

Net Loss	$(3,639,814)	$(3,157,259)

Loss Per Common Share
Basic and Diluted	$(0.03)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	121,372,605	120,557,102

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	510,000	$5,100	120,063,180	$1,200,632	$40,391,215	$(31,173,974)	$10,422,973

Equity based compensation					614,696		614,696
Common stock issued for services provided			761,954	7,620	362,035		369,654
Net Loss for the year ended December 31, 2016						(3,157,259)	(3,157,259)
Balance at December 31, 2016	510,000	5,100	120,825,134	1,208,252	41,367,946	(34,331,234)	8,250,064

Equity based compensation					635,223		635,223
Common stock issued for services provided			249,824	2,498	35,602		38,100
Warrants exercised			975,000	9,750	39,000		48,750
Warrants issued as part of debt private placement					61,904		61,904
Net Loss for the year ended December 31, 2017						(3,639,814)	(3,639,814)
Balance at December 31, 2017	510,000	$5,100	122,049,958	$1,220,500	$42,139,675	$(37,971,049)	$5,394,226

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Year Ended December 31,
	2017	2016
Cash Flow From Operating Activities:
Net Loss	$(3,639,814)	$(3,157,259)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	607,127	586,384
Amortization of Debt Discount	6,279	-
Equity Based Compensation	635,223	614,696
Value of Equity Issued for Services	38,100	369,653
Reserve for Bad Debts	200,000	255,000
Gain on Disposition of Property and Equipment	-	(12,000)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(514,572)	(361,802)
Inventory	204,622	(2,755,688)
Prepaid Expenses	(165,971)	(27,718)
Deposits on Merchandise	147,010	295,348
Other Assets		36,613
Increase (Decrease) in:
Accounts Payable	15,851	(286,004)
Accrued Expenses	(11,277)	159,598
Accrued Interest	80,000	-
Deferred Rent	(7,760)	(6,203)
Advances on Grant	-	(210,503)
Customer Deposits	(27,058)	(4,991)
Net Cash Used in Operating Activities	(2,432,241)	(4,504,876)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(14,829)	(474,866)
Proceeds on Disposition of Property and Equipment	-	12,000
Net Cash Used in Investing Activities	(14,829)	(462,866)

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For The Year Ended December 31,
	2017	2016
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants	48,750	-
Proceeds from Convertible Notes	6,000,000	-
Net Cash Provided by Financing Activities	6,048,750	-
Increase (Decrease) In Cash and Cash Equivalents	3,601,679	(4,967,742)
Cash and Cash Equivalents - Beginning	948,326	5,916,068
Cash and Cash Equivalents – Ending	$4,550,003	$948,326

Supplemental Cash Flow Information:
Cash Paid For Interest	$111,256	$-
Cash Paid for Income Taxes	$800	$800

Non-Cash Investing and Financing Activities :
Establishment of discount on convertible debt	$61,904	$-
Transfer of equipment from
inventory to property and equipment	$323,805	$103,553
The accompanying notes are an integral part of the consolidated financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TOMI and its wholly-owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the years ended December 31, 2017 and 2016 was $263,882 and $285,030, respectively.

At December 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $500,000 and $300,000, respectively.

As of December 31, 2017, two customers accounted for 24% of accounts receivable. Two customers accounted for 22% of net revenues for the year ended December 31, 2017.

As of December 31, 2016, one customer accounted for 10% of accounts receivable. One customer accounted for 10% of net revenues for the year ended December 31, 2016.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials. At December 31, 2017 and December 31, 2016, we did not have a reserve for slow-moving or obsolete inventory.

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

Accounts Payable

As of December 31, 2017, one vendor accounted for approximately 45% of total accounts payable. As of December 31, 2016, two vendors accounted for approximately 49% of total accounts payable.

One vendor accounted for 73% and 78% of cost of goods sold for the years ended December 31, 2017 and 2016, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year from date of sales, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2017 and 2016, the warranty reserve was $5,000 and $0, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2017 and 2016. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of December 31, 2017 consisted of 11,111,100 shares of common stock from convertible debentures, 35,501,411 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of December 31, 2016, consisted of 37,076,413 shares of common stock from outstanding warrants, 200,000 shares of common stock from options and 510,000 shares of common stock from convertible Series A preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase an aggregate of approximately 47.3 million and 37.8 million shares of common stock were outstanding at December 31, 2017 and 2016, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	For the Year Ended December 31,
	2017	2016
Net loss	$(3,639,814)	$(3,157,259)
Adjustments for convertible debt - as converted
Interest on convertible debt	191,256	-
Amortization of debt discount on convertible debt	6,279	-
Net loss attributable to common shareholders	$(3,442,279)	$(3,157,259)
Weighted average number of common shares outstanding:
Basic and diluted	121,372,605	120,557,102
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.03)	$(0.03)

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2016, the Company issued options to purchase 100,000 shares of common stock out of the 2016 Plan. In addition, for the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2017 and 2016.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the years ended December 31, 2017 and 2016, were approximately $66,000 and $130,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2017 and 2016, research and development expenses were approximately $454,000 and $184,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Shipping and handling costs, which include third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $119,000 and $143,000 for the years ended December 31, 2017 and 2016, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is shown below:

Net Revenue

Product and Service Revenue
	Year Ended December 31,
	2017	2016
SteraMist Product	$4,101,000	$5,727,000
Service and Training	893,000	616,000
Total	$4,994,000	$6,343,000

Revenue by Geographic Region
	Year Ended December 31,
	2017	2016
United States	$3,495,000	$4,012,000
International	1,499,000	2,331,000
Total	$4,994,000	$6,343,000

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers , to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date , to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. We will adopt the ASUs on January 1, 2018 on a modified retrospective basis. Upon adoption of the ASUs, we currently estimate there will not be a material impact to our beginning balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, Leases , to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt the ASU on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting the ASU on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on the consolidated financial statements will be material.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting , to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, the ASU requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, the ASU permits accounting for forfeitures as they occur, and the ASU permits a higher level of statutory income tax withholding without triggering liability accounting. Adoption of the ASU is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. We adopted the ASU on January 1, 2017, which did not impact our beginning accumulated deficit and additional paid-in capital.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope Of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is prospective. We will adopt the ASU on January 1, 2018, which will have no impact on the consolidated financial statements upon adoption.

NOTE 3. INVENTORIES

Inventories consist of the following at:
	December 31, 2017	December 31, 2016
Raw materials	$-	$13,031
Finished goods	3,518,884	4,034,279
	$3,518,884	$4,047,310

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,	December 31,
	2017	2016
Furniture and fixtures	$91,216	$91,216
Equipment	1,192,293	866,803
Vehicles	56,410	56,410
Computer and Software	113,319	100,175
Leasehold Improvements	15,554	15,554
	1,468,792	1,130,158
Less: Accumulated depreciation	755,969	518,350
	$712,822	$611,808

For the years ended December 31, 2017 and 2016, depreciation was $237,619 and $216,876, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of Patents and Trademarks related to our Binary Ionization Technology. All of these assets were pledged as collateral for the convertible notes as described below in Note 6. The patents are being amortized over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $369,508 and $369,508 for the years ended December 31, 2017 and 2016, respectively.

Definite life intangible assets consist of the following:

	December 31, 2017	December 31, 2016
Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,739,768	1,370,260
Intangible Assets, net	$1,108,532	$1,478,040

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000
Total Intangible Assets, net	$1,548,532	$1,918,040

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending December 31,	Amount
2018	$370,000
2019	370,000
2020	368,000
2021	-
2022	-
$1,108,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal matures on August 31, 2018 and $700,000 in principal matures on November 8, 2018, unless earlier redeemed, repurchased or converted. The maturity dates of these notes were extended in February and March of 2018 (See note 16). The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the year ended December 31, 2017 was $191,256.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% -111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49% - 1.59%. The Company recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related debt.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the year ended December 31, 2017 was $6,279.

Convertible notes consist of the following at December 31, 2017:

December 31, 2017
Convertible notes	$6,000,000
Initial discount	(61,904)
Accumulated amortization	6,279
Convertible notes, net	$5,944,375

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2017 and 2016, there were 510,000 shares issued and outstanding, respectively. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% Cumulative dividend, consists of 4,000 shares. At December 31, 2017 and 2016, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the year ended December 31, 2016, we issued 761,954 shares of common stock valued at $369,654 for professional services rendered.

During the year ended December 31, 2017, the Company issued 249,824 shares of common stock valued at $38,100 for professional services rendered, of which the Company issued 200,000 shares that were valued at $32,000 and issued to our board of directors (See Note 10).

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

The following table summarizes stock options outstanding as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	100,000	$0.96
Granted	—	—	100,000	0.55
Exercised	—	—	—	—
Outstanding, end of period	200,000	$0.76	200,000	$0.76

Options outstanding and exercisable by price range as of December 31, 2017 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$2.10	40,000	2.01	40,000	$2.10
$0.05	20,000	3.03	20,000	$0.05
$0.27	40,000	7.01	40,000	$0.27
$0.55	100,000	8.10	100,000	$0.55
	200,000	6.16	200,000	$0.76

Stock Warrants

For the year ended December 31, 2016, we recognized total equity-based compensation of approximately $394,000 on warrants issued to the CEO in connection with his current and previous employment agreements (Note 9). For the year ended December 31, 2016, we recognized $39,000 in stock compensation expense for the warrants issued to the CEO in February 2014 that vested in February 2016. In addition, on March 31, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.50 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $129,000 with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51. On June 30, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.42 per share. The Company utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $99,000 with the following assumptions: volatility, 157%; expected dividend yield, 0%; risk free interest rate, 1.17%; and a life of 5 years. The grant date fair value of each warrant was $0.40. On September 30, 2016, the Company issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.32 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $66,000 with the following assumptions: volatility, 155%; expected dividend yield, 0%; risk free interest rate, 1.27%; and a life of 5 years. The grant date fair value of each warrant was $0.27. On December 31, 2016, we issued warrants to purchase up to 250,000 shares of common stock to the CEO with a term of five years that vest upon issuance and have an exercise price of $0.27 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 250,000 shares of common stock received by the CEO totaling approximately $61,000 with the following assumptions: volatility, 146%; expected dividend yield, 0%; risk free interest rate, 1.95%; and a life of 5 years. The grant date fair value of each warrant was $0.24.

For the year ended December 31, 2016, we recognized total equity-based compensation of approximately $73,000 on warrants issued to the CFO in connection with his current and previous employment agreements (Note 11). For the year ended December 31, 2016, we recognized $22,000 in stock compensation expense for the warrants issued to the CFO under his previous agreement with the Company. In addition, on January 26, 2016, we issued warrants to purchase up to 100,000 shares of common stock to the CFO with a term of five years that vest upon issuance and have an exercise price of $0.55 per share. We utilized the Black-Scholes method to fair value the warrants to purchase up to 100,000 shares of common stock received by the CFO totaling approximately $51,000 with the following assumptions: volatility, 164%; expected dividend yield, 0%; risk free interest rate, 1.47%; and a life of 5 years. The grant date fair value of each warrant was $0.51.

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

During the first and second quarter of 2017, we recognized approximately $23,000 in equity compensation expense for the vested and unvested portion of a warrant issued to a former employee pursuant to his agreement with the Company. In September 2017, the employee resigned from his position with the Company. Accordingly, the unvested portion of his warrant was terminated and the $22,000 in equity compensation expense was reversed.

In June 2017, we modified the terms of outstanding warrants to purchase 4,000,000 shares of common stock.  Pursuant to a settlement agreement, the term of the warrants was increased by 2 years and the exercise price was modified to $0.12 per share (decrease of $0.03 per share).  Pursuant to ASC 718, the modified terms of the warrants resulted in approximately $196,000 in incremental equity compensation expense for the year ended December 31, 2017.  We utilized the Black-Scholes method to fair value the warrants under the original and modified terms with the following range of assumptions: volatility, 81%-97%; expected dividend yield, 0%; risk free interest rate, 1.28%; and a life of 0.33 - 2.33 years, respectively. The grant date fair value of each share of common stock underlying the warrant was $0.01 and $0.06, respectively.

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

In October 2017, we issued warrants to purchase up to 10,000 shares of common stock at an exercise price of $0.17 per share to the members of the Scientific Advisory Board with a term of five years, which vested upon issuance. The Company utilized the Black-Scholes method to fair value the warrants received by the members of the Scientific Advisory Board at approximately $1,500 with the following assumptions: volatility, 147%; expected dividend yield, 0%; risk free interest rate, 1.98%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.15.

In December 2017 we issued a warrant to purchase 3,500,000 shares of common stock to the CEO at an exercise price of $0.12 per share pursuant to his employment agreement with the Company. The warrant was valued at approximately $412,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 145%; expected dividend yield, 0%; risk free interest rate, 2.23%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.12.

The following table summarizes the outstanding common stock warrants as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	37,076,413	$0.31	35,676,413	$0.30
Granted	4,774,998	0.24	1,400,000	0.42
Exercised	(975,000)	0.05	—	—
Expired	(5,375,000)	0.13	—	—
Outstanding, end of period	35,501,411	$0.33	37,076,413	$0.31

Warrants outstanding and exercisable by price range as of December 31, 2017 were as follows:

Outstanding Warrants			Exercisable Warrants
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.10	265,000	4.54	265,000	$0.10
$0.12	7,500,000	3.28	7,500,000	$0.12
$0.15	250,000	0.01	250,000	$0.15
$0.17	10,000	4.82	10,000	$0.17
$0.26	100,000	0.49	100,000	$0.26
$0.27	250,000	4.00	250,000	$0.27
$0.29	10,125,613	2.80	10,125,613	$0.29
$0.30	11,925,800	0.75	11,925,800	$0.30
$0.32	250,000	3.75	250,000	$0.32
$0.33	75,000	0.75	75,000	$0.33
$0.42	250,000	3.50	250,000	$0.42
$0.50	325,000	2.57	325,000	$0.50
$0.55	100,000	3.08	100,000	$0.55
$0.62	75,000	0.55	75,000	$0.62
$0.69	999,998	2.21	999,998	$0.69
$1.00	3,000,000	2.34	3,000,000	$1.00
	35,501,411	2.15	35,501,411	$0.33

NOTE 8. RELATED PARTY TRANSACTIONS

In May 2017, we entered into an agreement with 41 North International LLC to provide consulting services in the areas of sales management and business development.  The term of the agreement is for six months and provides for automatic monthly renewals. Either party can terminate the agreement after 6 months with 30 days written notice.  The agreement provides for a $20,000 monthly fee as an advance against commissions. No sales or commissions were made under the consulting agreement in 2017. Mr. Ainsworth is a principal of 41 North International, LLC and director of the Company. The agreement was terminated on October 31, 2017.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014, we entered into a lease agreement for office and warehouse space in Frederick, Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause pursuant to which the Company will be subject to an annual rent increase of 3%, year over year. The lease expired on January 31, 2018 and is currently on a month to month basis. The Company accounts for the lease using the straight-line method and recorded $45,709 in rent expense for the years ended December 31, 2017 and 2016. Approximate minimum annual rents under the lease are as follows:

Period Ending January 31,	Amount
2018	$4,000
$4,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of December 31, 2017, and December 31, 2016, there were no claims against us for product liability.

NOTE 10. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a new manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year from the sale to the end user.

As of December 31, 2017 and 2016, balances due to RG Group, Inc. accounted for approximately 45% and 31% of total accounts payable, respectively.  At December 31, 2017 and 2016, we maintained required deposits with RG Group, Inc. in the amounts of $0 and $147,010, respectively.  For the years ended December 31, 2017 and 2016, RG Group, Inc. accounted for 73% and 78% of cost of goods sold, respectively.

Agreements with Directors

In March 2017, we increased the annual board fee to directors to $30,000, to be paid on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $35,000, also to be paid on a quarterly basis. In addition, we issued to each of our four board members 50,000 shares of common stock in April 2017. The 200,000 shares of common stock were valued at $32,000 for the year ended December 31, 2017.

In December 2017, we increased the annual board fee to directors to $40,000 in cash, to be paid on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid on a quarterly basis. The board fee also includes the issuance of 75,000 shares of common stock on an annual basis.

At our 2017 Annual Meeting of Shareholders, our shareholders elected Mr. Ronald E. Ainsworth to our board of directors, to serve as a Class I director. The term of his service as director commenced on July 7, 2017 and will expire at our 2018 Annual Meeting of Shareholders, unless Mr. Ainsworth sooner resigns or is removed. In his capacity as a director, Mr. Ainsworth is entitled to an annual fee in the amount of $30,000 paid on a quarterly basis and the grant of 50,000 shares of our common stock. Mr. Ainsworth is a principal in 41 North International, LLC (see Note 8). The agreement with 41 North was terminated on October 31, 2017.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of December 31, 2017, we had entered into 69 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

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

NOTE 11. INCOME TAXES

The Company’s income tax expense consisted of:
For the Year Ended
	December 31,	December 31,
	2017	2016
Current:
United States	$-	$-
Foreign	-	-
	-	-
Deferred:
United States	-	-
Foreign	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:
	For the Year Ended
	December 31,	December 31,
	2017	2016
United States	$(3,639,814)	$(3,157,259)
Foreign	-	-
Total	$(3,639,814)	$(3,157,259)

Our income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the consolidated balance sheets and consolidated statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was enacted late in the fourth quarter of 2017 (and ongoing guidance and accounting interpretations are expected over the next 12 months), we consider the accounting of deferred tax re-measurements and other items, such as state tax considerations, to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. We do not expect any subsequent adjustments to have any material impact on the consolidated balance sheets or statements of operations due to our historical worldwide loss position and the full valuation allowance on our net U.S. deferred tax assets.

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2017 and 2016 was as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016
Loss before income tax	$(3,639,814)	$(3,157,259)
US statutory corporate income tax rate (federal and state)	39.45%	39.45%
Income tax expense computed at US statutory corporate income tax rate
Income tax expense computed at US statutory corporate income tax rate	(1,435,907)	(1,245,539)
Reconciling items:
Effect of U.S. tax law change (1)	1,793,212
Change in valuation allowance on deferred tax assets	(675,889)	1,258,389
Provision to prior year tax return	69,767	(250,994)
Incentive stock options and warrants	256,168	242,498
Amortized debt discount	2,477	-
Meals and Entertainment	5,825	8,595
Other	(15,653)	(12,949)
Income tax expense	$-	$-

(1)
Due to the Tax Act, our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 35% to 21%. The change in tax rate resulted in a decrease to our gross U.S. deferred tax assets which is offset by a corresponding decrease to our valuation allowance.

Components of our deferred income tax assets (liabilities) are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Reserve for Bad Debt	$140,000	$118,000
Inventory Capitalization	94,000	152,000
Accrued Vacation	31,000	8,700
Deferred Rent	-	3,400
Property and Equipment	21,000	-
Intangible Assets	208,000	237,000
Net operating losses	3,724,000	4,380,000
Valuation Allowance	(4,218,000)	(4,893,700)
Deferred Tax Assets	-	5,400

Deferred tax liabilities:
Property and Equipment	$-	$(5,400)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2017, we recorded a valuation allowance of $4,218,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $676,000 during the year ended December 31, 2017, primarily due to the effect of the U.S. tax law changes offset by additional U.S. deferred tax assets incurred in the current year that cannot be realized. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards ("NOL") as of December 31, 2017 and 2016 of approximately $13,898,000 and $11,148,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2017 and 2016 of approximately $11,506,000 and $8,756,000 respectively to reduce future state taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2037. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2017 and 2016, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31,	December 31,
	2017	2016
Commissions	$115,506	$172,735
Payroll and related costs	43,484	40,264
Director fees	27,750	19,000
Accrued Warranty	5,000	-
Other accrued expenses	75,396	46,414
Total	$267,136	$278,413

NOTE 13. ACCRUED WARRANTY

Our manufacturer assumes warranty against product defects for one year from the sale to customers, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. The warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate warranty costs based on historical warranty claim experience.

The following table presents warranty reserve activities at:

	December 31,	December 31,
	2017	2016
Beginning accrued warranty costs	$-	$-
Cost of warranty claims	5,731	-
Settlement of warranty claims	(5,731)	-
Provision for product warranty costs	5,000	-
Ending accrued warranty costs	$5,000	$-

NOTE 14. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

As of December 31, 2017, two customers accounted for 24% of accounts receivable. Two customers accounted for 22% of net revenues for the year ended December 31, 2017

As of December 31, 2016, one customer accounted for 10% of accounts receivable. One customer accounted for 10% of net revenues for the year ended December 31, 2016

NOTE 15. LITIGATION SETTLEMENT

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

NOTE 16. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

Effective January 1, 2018, we appointed Elissa J. Shane as Chief Operating Officer. . Pursuant to her employment agreement, Ms. Shane will receive an annual base salary of at least $200,000, subject to annual review and discretionary increase by the Compensation Committee of the Board. Ms. Shane is eligible to receive an annual cash bonus and other annual incentive compensation, and the agreement provides that we will issue Ms. Shane annually an option to purchase at least 250,000 shares of common stock pursuant to the 2016 Plan. Additionally, in connection with the execution of her employment agreement, on January 5, 2018, we issued Ms. Shane an option under the 2016 Plan to purchase 100,000 shares of common stock at an exercise price of $0.12 per share. Her employment agreement also provides that we will reimburse Ms. Shane for reasonable and necessary business and entertainment expenses that she incurs in performing her duties. During the term of her employment, Ms. Shane will also be entitled to up to four weeks of paid vacation time annually, which will accrue up to six weeks, and to participate in our benefit plans and programs, including but not limited to all group health, life, disability and retirement plans. Ms. Shane is also entitled to the sum of $750 per month as a vehicle allowance. The initial term of her employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days’ prior written notice of its intent to terminate the agreement.

On January 29, 2018 Dr. Boh Soon Lim was elected to our Board of Directors. His term is up to three years depending upon the assigned class of directors and thereafter for three years upon reelection, unless prematurely concluded by mutual consent, or otherwise as provided.

In February and March 2018, the maturity date of the convertible promissory notes was extended. The maturity date for $5,300,000 of principal on the convertible promissory notes was extended to April 1, 2019 and the maturity date on $700,000 in principal of the convertible promissory notes was extended to June 8, 2019. (See Note 6)