Form 10-Q
period 2018-03-31
TOMI Environmental Solutions, Inc.
filed 2018-05-15
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 7, 2018, the registrant had 122,412,458 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:
	March 31, 2018	December 31, 2017
	(Unaudited)
Cash and Cash Equivalents	$3,867,420	$4,550,003
Accounts Receivable, net	2,230,402	1,835,949
Inventories (Note 3)	3,273,613	3,518,884
Deposits on Merchandise (Note 9)	15,714	-
Prepaid Expenses	276,685	270,419
Total Current Assets	9,663,834	10,175,255

Property and Equipment, net (Note 4)	642,461	712,822

Other Assets:
Intangible Assets, net (Note 5)	1,456,155	1,548,532
Security Deposits	4,700	4,700
Total Other Assets	1,460,855	1,553,232
Total Assets	$11,767,150	$12,441,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$634,803	$751,730
Accrued Expenses and Other Current Liabilities (Note 10)	287,861	267,136
Accrued Interest (Note 6)	16,000	80,000
Customer Deposits	1,578	3,062
Deferred Rent	-	781
Total Current Liabilities	940,242	1,102,709

Convertible Notes Payable, net of discount of $47,588 and 55,625
at March 31, 2018 and December 31, 2017, respectively (Note 6)	5,952,412	5,944,375
Total Long-Term Liabilities	5,952,412	5,944,375
Total Liabilities	6,892,654	7,047,084

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at March 31, 2018 and December 31, 2017	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% cumulative dividend; 4,000 shares authorized; none issued
and outstanding at March 31, 2018 and December 31, 2017	-	-
Common Stock; par value $0.01 per share, 200,000,000 shares authorized;
122,349,958 and 122,049,958 shares issued and outstanding
at March 31, 2018 and December 31, 2017, respectively	1,223,499	1,220,499
Additional Paid-In Capital	42,180,265	42,139,675
Accumulated Deficit	(38,534,368)	(37,971,049)
Total Shareholders’ Equity	4,874,496	5,394,225
Total Liabilities and Shareholders’ Equity	$11,767,150	$12,441,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

Sales, net	$1,312,466	$1,098,883
Cost of Sales	491,659	416,357
Gross Profit	820,807	682,526

Operating Expenses:
Professional Fees	106,458	272,011
Depreciation and Amortization	162,738	159,151
Selling Expenses	204,005	179,384
Research and Development	132,487	30,647
Equity Compensation Expense (Note 7)	12,685	11,553
Consulting Fees	35,026	31,052
General and Administrative	663,887	610,355
Total Operating Expenses	1,317,287	1,294,153
Loss from Operations	(496,480)	(611,627)

Other Income (Expense):
Amortization of Debt Discount	(8,037)	(137)
Interest Income	1,198	-
Interest Expense	(60,000)	(14,133)
Total Other Income (Expense)	(66,839)	(14,270)

Net Loss	$(563,319)	$(625,897)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	122,229,959	120,825,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	510,000	$5,100	122,049,958	$1,220,499	$42,139,675	$(37,971,049)	$5,394,225

Equity Based Compensation					13,590		13,590
Common Stock Issued for Services Provided			300,000	3,000	27,000		30,000
Net Loss for the Three Months Ended March 31, 2018						(563,319)	(563,319)
Balance at March 31, 2018	510,000	$5,100	122,349,958	$1,223,499	$42,180,265	$(38,534,368)	$4,874,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Cash Flow From Operating Activities:
Net Loss	$(563,319)	$(625,897)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	162,738	159,151
Amortization of Debt Discount	8,037	137
Equity Based Compensation	13,590	11,553
Value of Equity Issued for Services	30,000	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(394,453)	110,250
Inventory	245,271	(453,144)
Prepaid Expenses	(6,266)	(18,951)
Deposits on Merchandise	(15,714)	67,890
Increase (Decrease) in:
Accounts Payable	(116,927)	541,012
Accrued Expenses	20,725	(49,024)
Accrued Interest	(64,000)	14,133
Deferred Rent	(781)	(1,940)
Customer Deposits	(1,484)	(2,695)
Net Cash Used in Operating Activities	(682,583)	(247,525)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	-	(4,768)
Net Cash Used in Investing Activities	-	(4,768)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Cash Flow From Financing Activities:
Proceeds from Convertible Notes	-	5,300,000
Net Cash Provided by Financing Activities	-	5,300,000
Increase (Decrease) In Cash and Cash Equivalents	(682,583)	5,047,707
Cash and Cash Equivalents - Beginning	4,550,003	948,324
Cash and Cash Equivalents – Ending	$3,867,420	$5,996,031

Supplemental Cash Flow Information:
Cash Paid For Interest	$124,000	$-
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities :
Establishment of Discount on Convertible Debt	$-	$57,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMITM Environmental Solutions, Inc. (“TOMI”, the “Company”, “we”, “our” and “us”) is a global decontamination and infection prevention company, providing environmental solutions for indoor surface and air disinfection through manufacturing, sales and licensing of its premier Binary Ionization Technology® (BIT™) platform. Invented under a defense grant in association with the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (“EPA”) and uses a low percentage Hydrogen Peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical (.OH ion), known as ionized Hydrogen Peroxide, iHP™. Represented by the SteraMist™ brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

Our products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, universities and research facilities, vivarium labs, all service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, meat and produce processing facilities, military barracks, police and fire departments, and athletic facilities. TOMI products are also used in single-family homes and multi-unit residences.

Our mission is to help its customers create a healthier world through its product line in our divisions (Healthcare, Life Sciences, TSN or TOMI Service Network and Food Safety) our motto is “innovating for a safer world” for healthcare and life.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2017 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 29, 2018. The Company follows the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three months ended March 31, 2018 and 2017 was $0.

At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $500,000.

Three customers accounted for 33% of net revenue for the three months ended March 31, 2018 and three customers accounted for 43% of net revenue for the three months ended March 31, 2017.

At March 31, 2018 and December 31, 2017, two customers accounted for 25% and 24% of accounts receivable, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods. At March 31, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

Deposits on Merchandise

Deposits on merchandise primarily consist of amounts paid in advance of the receipt of inventory (see Note 9).

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

Accounts Payable

As of March 31, 2018 and December 31, 2017, one vendor accounted for approximately 35% and 45% of total accounts payable, respectively.

For the three months ended March 31, 2018 and 2017, one vendor accounted for 70% and 67% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2018 and December 31, 2017, our warranty reserve was $5,000.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2018 and December 31, 2017. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Net Loss Per Share

Basic net loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

Potentially dilutive securities as of March 31, 2018 consisted of 11,111,100 shares of common stock from convertible debentures, 35,251,411 shares of common stock issuable upon exercise of outstanding warrants, 320,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Potentially dilutive securities as of March 31, 2017 consisted of 9,814,805 shares of common stock from convertible debentures, 37,959,745 shares of common stock issuable upon exercise of outstanding warrants, 200,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 47.2 million and 48.5 shares of common stock were outstanding at March 31, 2018 and 2017, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended March 31,
	2018 (Unaudited)	2017

Net loss	$(563,319)	$(625,897)
Adjustments for convertible debt - as converted
Interest on convertible debt	60,000	14,133
Amortization of debt discount on convertible debt	8,037	137
Net loss attributable to common shareholders	$(495,282)	$(611,627)
Weighted average number of common shares outstanding:
Basic and diluted	122,229,959	120,825,134
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Net Revenue

Product and Service Revenue

	Three Months Ended March 31, (Unaudited)
	2018	2017
SteraMist Product	$1,092,000	$821,000
Service and Training	220,000	278,000
Total	$1,312,000	$1,099,000

Revenue by Geographic Region

	Three Months Ended March 31, (Unaudited)
	2018	2017
United States	$945,000	$848,000
International	367,000	251,000
Total	$1,312,000	$1,099,000

Product revenue includes sales from our standard and customized equipment, solution and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

Service and training revenue includes sales from our high-level decontamination and service engagements, validation of our equipment and technology and customer training. Service revenue is recognized as the agreed upon services are rendered to our customers in an amount that reflects the consideration we expect to receive in exchange for those services.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Contract Balances

As of March 31, 2018 and December 31, 2017 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. We enter into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations.

Significant Judgments

Our contracts with customers for products and services often dictate the terms and conditions of when the control of the promised products or services is transferred to the customer and the amount of consideration to be received in exchange for the products and services.

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the three months ended March 31, 2018, we issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2018 and 2017.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2018 and 2017 were approximately $54,000 and $9,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2018 and 2017, research and development expenses were approximately $132,000 and $31,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $51,000 and $21,000 for the three months ended March 31, 2018 and 2017, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. We adopted ASUs No. 2014-09 and 2015-14 on January 1, 2018 on a modified retrospective basis, which did not impact our beginning accumulated deficit and additional paid-in capital.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. ASU No. 2016-02 also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. ASU No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt ASU No. 2016-02 on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting ASU No. 2016-02 on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on our consolidated financial statements will be material.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, ASU No. 2016-09 requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, permits accounting for forfeitures as they occur, and permits a higher level of statutory income tax withholding without triggering liability accounting. Adoption of ASU No. 2016-09 is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. We adopted ASU No. 2016-09 on January 1, 2017, which did not impact our beginning accumulated deficit and additional paid-in capital.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of ASU No. 2017-04 is prospective. We have not yet selected an adoption date, and ASU No. 2017-04 will have a currently undetermined impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of ASU No. 2017-09 is prospective. We adopted ASU No. 2017-09 on January 1, 2018, which did not impact our consolidated financial statements upon adoption.

NOTE 3. INVENTORIES

Inventories consist of the following:

	March 31,
	2018 (Unaudited)	December 31, 2017
Raw materials	$-	$-
Finished goods	3,273,613	3,518,884
	$3,273,613	$3,518,884

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at:

	March 31,
	2018 (Unaudited)	December 31, 2017
Furniture and fixtures	$91,216	$91,216
Equipment	1,192,293	1,192,293
Vehicles	56,410	56,410
Computer and Software	113,319	113,319
Leasehold Improvements	15,554	15,554
	1,468,792	1,468,792
Less: Accumulated depreciation	826,331	755,969
	$642,461	$712,822

For the three months ended March 31, 2018 and 2017, depreciation was $70,361 and $66,775, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $92,377 for the three months ended March 31, 2018 and 2017, respectively.

Definite life intangible assets consist of the following:

	March 31, 2018 (Unaudited)	December 31, 2017

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,832,145	1,739,768
Intangible Assets, net	$1,016,155	$1,108,532

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000

Total Intangible Assets, net	$1,456,155	$1,548,532

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending March 31,	Amount

2019	$370,000
2020	370,000
2021	276,000
2022	-
2023	-
$1,016,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three months ended March 31, 2018 and 2017 was $60,000 and $14,133, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. The Company recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the three months ended March 31, 2018 and 2017 was $8,037 and $137, respectively.

In February and March 2018, we extended the maturity date of the Notes—we extended the maturity dates for $5,300,000 of principal on the Notes to April 1, 2019 and $700,000 in principal of the Notes to June 8, 2019. No additional consideration was paid or accrued by the Company. The stated rate of the Notes was unchanged and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

Convertible notes consist of the following at:

	March 31,
	2018	December 31,
	(Unaudited)	2017
Convertible notes	$6,000,000	$6,000,000
Initial discount	(61,904)	(61,904)
Accumulated amortization	14,316	6,279
Convertible notes, net	$5,952,412	$5,944,375

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2018 and December 31, 2017, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2018 and December 31, 2017, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the three months ended March 31, 2017, we did not issue any shares of common stock.

During the three months ended March 31, 2018, we issued 300,000 shares of common stock valued at $30,000 to members of our board of directors (see Note 9).

Stock Options

In January 2018, we issued options to purchase an aggregate of 100,000 shares of common stock to our Chief Operating Officer, valued at $11,780. The options have an exercise price of $0.12 per share and expire in January 2023. The options were valued using the Black-Scholes model using the following assumptions: volatility: 146%; dividend yield: 0%; zero coupon rate: 2.27%; and a life of 5 years.

In January 2018, we issued options to purchase an aggregate of 20,000 shares of common stock to our scientific advisory board members, valued at $1,810 in total. The options have an exercise price of $0.10 per share and expire in January 2028. The options were valued using the Black-Scholes model using the following assumptions: volatility: 147%; dividend yield: 0%; zero coupon rate: 2.41%; and a life of 10 years.

The following table summarizes stock options outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	200,000	$0.76
Granted	120,000	$0.12	—	—
Exercised	—	—	—	—
Outstanding, end of period	320,000	$0.52	200,000	$0.76

Options outstanding and exercisable by price range as of March 31, 2018 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	2.78	20,000	$0.05
$0.10	20,000	9.83	20,000	$0.10
$0.12	100,000	4.77	100,000	$0.12
$0.27	40,000	6.76	40,000	$0.27
$0.55	100,000	7.85	100,000	$0.55
$2.10	40,000	1.76	40,000	$2.10
	320,000	5.80	320,000	$0.52

Stock Warrants

For the three months ended March 31, 2017, we recognized approximately $12,000 in equity compensation expense for the accrued but unvested portion of certain warrants issued to a former employee pursuant to his agreement with the Company.

In March and May 2017, in connection with the issuance of the Notes, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share (see Note 6).

We did not issue any warrants during the three months ended March 31, 2018.

The following table summarizes the outstanding common stock warrants as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,501,411	$0.33	37,076,413	$0.31
Granted	-	-	4,774,998	0.24
Exercised	-	-	(975,000)	0.05
Expired	(250,000)	(0.15)	(5,375,000)	0.13
Outstanding, end of period	35,251,411	$0.33	35,501,411	$0.33

Warrants outstanding and exercisable by price range as of March 31, 2018 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.10	265,000	4.29	265,000	$0.10
$0.12	7,500,000	3.03	7,500,000	$0.12
$0.17	10,000	4.57	10,000	$0.17
$0.26	100,000	0.24	100,000	$0.26
$0.27	250,000	3.75	250,000	$0.27
$0.29	10,125,613	2.55	10,125,613	$0.29
$0.30	11,925,800	0.50	11,925,800	$0.30
$0.32	250,000	3.50	250,000	$0.32
$0.33	75,000	0.50	75,000	$0.33
$0.42	250,000	3.25	250,000	$0.42
$0.50	325,000	2.32	325,000	$0.50
$0.55	100,000	2.83	100,000	$0.55
$0.62	75,000	0.30	75,000	$0.62
$0.69	999,998	1.96	999,998	$0.69
$1.00	3,000,000	2.09	3,000,000	$1.00
	35,251,411	1.99	35,251,411	$0.33

There were no unvested warrants outstanding as of March 31, 2018.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014, we entered into a lease agreement for office and warehouse space in Frederick, Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provided for an escalation clause pursuant to which the Company was subject to an annual rent increase of 3%, year over year. The term of the lease expired on January 31, 2018 and has been extended on a month-to-month basis. We account for the lease using the straight line method and recorded $12,927 and $11,427 in rent expense for the three months ended March 31, 2018 and 2017, respectively

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of March 31, 2018, and December 31, 2017, there were no claims against us for product liability.

NOTE 9. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of March 31, 2018 and December 31, 2017, balances due to RG Group, Inc. accounted for approximately 35% and 45% of total accounts payable, respectively.  At March 31, 2018 and December 31, 2017, we maintained required deposits with RG Group, Inc. in the amounts of $15,714 and $0, respectively.  For the three months ended March 31, 2018 and 2017, RG Group, Inc. accounted for 70% and 67% of cost of goods sold, respectively.

Agreements with Directors

In December 2017, we increased the annual board fee to directors to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. The board fee also includes the issuance of 75,000 shares of common stock on an annual basis. For the three months ended March 31, 2018, we issued an aggregate of 300,000 shares of common stock that were valued at $30,000 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of March 31, 2018, we had entered into 71 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2018 (Unaudited)	December 31, 2017
Commissions	$109,770	$115,506
Payroll and related costs	62,484	43,484
Director fees	55,250	27,750
Accrued warranty	5,000	5,000
Other accrued expenses	55,356	75,396
Total	$287,861	$267,136

NOTE 11. ACCRUED WARRANTY

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

The following table presents warranty reserve activities at:

	March 31, 2018 (Unaudited)	December 31, 2017
Beginning accrued warranty costs	$5,000	$-
Cost of warranty claims	1,644	5,731
Settlement of warranty claims	(1,644)	(5,731)
Provision for product warranty costs	-	5,000
Ending accrued warranty costs	$5,000	$5,000

NOTE 12. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% of more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% of more of the Company’s accounts receivable.

Three customers accounted for 33% of net revenue for the three months ended March 31, 2018 and three customers accounted for 43% of net revenue for the three months ended March 31, 2017.

At March 31, 2018 and December 31, 2017, two customers accounted for 25% and 24% of accounts receivable, respectively.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the SEC.

In April 2018, we entered into a 10 year lease agreement for a new 9,000 square foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commences on December 1, 2018 and provides for annual rent of $143,460, contains an escalation clause that increases the rent 3%, year over year and a landlord tenant improvement allowance of $405,000.

In May 2018, one of the noteholders with a principal balance of $700,000 agreed to convert its Note into shares of common stock at a reduced conversion price of $0.46 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

We introduced our SteraMist™ BIT™ technology platform to the commercial market in June 2013, which currently consists of a suite of products that incorporate our BIT™ solution and applicators, including the SteraMist™ Surface Unit and the SteraMist™ Environment System. We have expanded our SteraMist™ BIT™ Technology beyond chemical and biological warfare applications to the killing of problem microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ is designed to provide fast-acting biological six-log kill, which is a 99.9999% kill, and work in hard-to-reach areas, while leaving no residue or noxious fumes.

We currently target both domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospital, bio-secure labs, pharmaceutical, biodefense, biosafety (including isolation and transfer chambers ), tissue banks, food safety and many other commercial and residential settings.

Under the Federal Insecticide, Fungicide, and Rodenticide Act, we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include the bacterias Clostridium difficile and MRSA, as well as the influenza virus h1n1, which we believe has better positioned us to penetrate the hospital-healthcare and other industries. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. In December 2017, SteraMist™ was included in the EPA’s list K, G, L and M. Currently, we have our EPA-registered label in all 50 states.

SteraMist™ is designed to be easily incorporated into current cleaning procedures; economical, non-corrosive and easy to apply; leave no residues; and require no wiping. All our SteraMist™ products are fully validated to comply with good manufacturing practice standard, have received Conformité Européene (CE) marks in the European Economic Area and are approved by Underwriters Laboratory. Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, mold spores, MRSA, h1n1, Geobacillus stearothermophilus and Clostridium difficile spores. As of January 27, 2017, our BIT™ solution and BIT™ technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List.

In January 2018, we appointed our new Chief Operating Officer, Elissa Shane, who had previously served us in other roles for several years. In addition, in January 2018, we also announced the appointment of Dr. Lim Boh Soon to our board of directors.

Our revenue for the three months ended March 31, 2018 and 2017 was $1,312,000 and 1,099,000, respectively, an increase of $213,000 or 19% in the current year period. During the three months ended March 31, 2018, we added 13 new customers and noted an increase in repeat solution orders from our existing client base.

Domestically, our revenue for the three months ended March 31, 2018 and 2017 was $945,000 and $848,000, respectively. The increase in the current year period was attributable to large equipment orders from new customers during the three months ended March 31, 2018, and steady repeat solution orders from our existing customer base.

Internationally, our revenue for the three months ended March 31, 2018 and 2017 was $367,000 and $251,000, respectively. The increase in the current year period is attributable to increased orders from existing customers in Europe and Asia. While regulatory and product registrations have slowed our anticipated growth in Asia and Europe, we continue to make strides in the registration process, which we anticipate will position us to generate additional revenue in those regions. In March 2018, SteraMist™ BIT™ technology was registered with the Taiwan Environmental Protection Agency.

During the first quarter of 2018, we focused on expanding our internal and external sales force and in April announced the hiring of Steven Grant, a senior leader in both the bio-tech and medical markets, who will serve as our Vice President of Sales. Mr. Grant brings over 30 plus years’ of experience and will direct all sales efforts across all divisions. Among his other previous positions held, he was a Vice President in the Life Science Division/Americas Sales and Marketing for over two years at Bioquell Inc (USA) and has extensive knowledge of hydrogen peroxide products as decontamination methods in a variety of divisions and verticals.

During the first quarter of 2018, we began participating in a large study that compares hospital manual cleans to a SteraMist™ mechanical clean using iHP™ disinfecting technology. The study is being conducted at one of the largest hospitals west of the Mississippi River, LAC-USC Medical Center, in addition to two other Los Angeles public hospitals, UCLA Olive View Medical Center, and Harbor-UCLA Medical Center. Study details and progress will be released as obtained from the study’s lead investigators.

To further expand efforts in our Healthcare division, we recently brought on Bill Flecky and Jeff Hobson who will lead our national sales efforts, and our initiatives are focused on expanding use sites for current SteraMist™ hospital clients, developing new clients, and securing greater penetration in the medical transport industry. Mr. Flecky our Director of Hospital-HealthCare, has years of demonstrated success in accelerating revenue growth and sales channel development in the scientific instruments, medical devices, and healthcare information technology markets. Mr. Hobson our Vice President of Hospital-HealthCare, has over 20 years of director level sales experience and a proven track record of generating revenue and developing business leads in the healthcare market specifically. We anticipate that the addition of these seasoned professionals will improve client penetration in this division.

In August of 2017, we announced the hiring of a new sales director to assist in the development of our business in the life science markets and added 26 additional sales representatives to our Life Sciences division.

In May 2018 we entered a lease for a 9,000 square foot facility in Frederick Maryland, to accommodate our expanding operations. The new space will have additional office and warehouse space, a dedicated laboratory, larger research and development space and will feature a one-of-a-kind, state-of-the-art built-in decontamination chamber to demonstrate the ease, quickness and effectiveness of our core product “SteraMistTM” while applying it to numerous types of vehicles from neighboring communities. The facility will be located at Riverside Corporate Park in the heart of emerging bio-tech companies and research centers.

In May, 2018. We announced that our U.K. distributor, Westbury Decontamination completed a decontamination service job at one of the facilities of the Metropolitan Police Service. Which is the territorial police force responsible for law enforcement in Greater London, and also has significant national responsibilities, such as coordinating and leading on U.K. wide national counter-terrorism matters and protecting senior members of the British Royal Family, in addition to members of the Cabinet of the United Kingdom and other ministerial members of Her Majesty's Government of the United Kingdom.

During 2018, we intend to continue to build brand awareness through marketing and advertising initiatives, as well as the overall performance of our product. We also increased efforts in our research and development of various testing and studies with a concentration in the hospital-healthcare market. We currently have placed significant resources into a study that focuses on quicker hospital room terminal cleans.

We have recently been featured in many publications, including some that are listed below;

●
In May 2017, we were featured in an article published in the International Journal of Food Microbiology by authors from the Key Laboratory of Food Nutrition and Safety (Tianjin University of Science and Technology), the U.S. Department of Agriculture and the Center for Nanotechnology and Nanotoxicology at the Harvard School of Public Health, which stated that cold plasma-activated hydrogen peroxide aerosol (SteraMist product) rendered samples of Escherichia coli 0157:H7, Salmonella Typhimurium and Listeria innocua inactive, while also maintaining the quality of the produce tested.

●
In June 2017, one of our custom built-in systems that was designed and installed into a vivarium facility at the Dana Farber Cancer Institute was featured in a publication, ALNmag (Animal Laboratory Magazine) “Applying Alternative Decontamination Methods in Vivarium Design”.

●
In December 2017, we were included in the article “Review of Necessary Practices for EPA Submission of a Hospital Disinfectant Using Good Laboratory Practice (GLP) Disinfectant Study Summaries of the SteraMist™ BIT™ Disinfection System” in Applied Biosafety: Journal of ABSA International.

●
In February 2018, we were featured in an article that discusses how a hospital in Delaware is managing to control the spread of the flu virus. Delaware Online, part of the USA Today Network, shared news of record high flu cases in the state and the way in which St. Francis Healthcare, located in Wilmington, Delaware, is managing to address the need to control this highly infectious and aggressive flu strain through the use of our SteraMist™ BIT™ technology.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.

Disaggregation of Revenue

Product revenue includes sales from our standard and customized equipment, solution and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

               Service and training revenue includes sales from our high-level decontamination and service engagements, validation of our equipment and technology and customer training. Service revenue is recognized as the agreed upon services are rendered to our customers in an amount that reflects the consideration we expect to receive in exchange for those services.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Contract Balances

As of March 31, 2018 and December 31, 2017 we did not did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. We enter into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations.

Significant Judgments

Our contracts with customers for products and services often dictate the terms and conditions of when he control of the promised products or services is transferred to the customer and the amount of consideration to be received in exchange for the products and services.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventories consist primarily of finished goods. At March 31, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the three months ended March 31, 2018, we issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. We adopted ASU Nos. 2014-09 and 2015-14 on January 1, 2018 on a modified retrospective basis, which did not impact our beginning accumulated deficit and additional paid-in capital.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. ASU 2016-02 also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We currently expect to adopt ASU 2016-02 on January 1, 2019. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We intend to elect the available practical expedients upon adoption. Upon adoption, we expect the consolidated balance sheet to include a right of use asset and liability related to substantially all of our lease arrangements. We are continuing to assess the impact of adopting ASU 2016-02 on our financial position, results of operations and related disclosures and have not yet concluded whether the effect on our consolidated financial statements will be material.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for the income tax effects from share-based compensation, the accounting for forfeitures and the accounting for statutory income tax withholding, among others. In particular, ASU No. 2016-09 requires all income tax effects from share-based compensation to be recognized in the consolidated statement of operations when the awards vest or are settled, ASU No. 2016-09 permits accounting for forfeitures as they occur, and ASU No. 2016-09 permits a higher level of statutory income tax withholding without triggering liability accounting. Adoption of ASU No. 2016-09 is modified retrospective, retrospective and prospective, depending on the specific provision being adopted. We adopted ASU No. 2016-09 on January 1, 2017, which did not impact our beginning accumulated deficit and additional paid-in capital.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of ASU No. 2017-04 is prospective. We have not yet selected an adoption date, and ASU No. 2017-04 will have a currently undetermined impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of ASU No. 2017-09 is prospective. We adopted ASU No. 2017-09 on January 1, 2018, which did not impact our consolidated financial statements upon adoption.

Financial Operations Overview

Our financial position as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018 (Unaudited)	December 31, 2017

Total shareholders’ equity	$4,874,000	$5,394,000
Cash and cash equivalents	$3,867,000	$4,550,000
Accounts receivable, net	$2,230,000	$1,836,000
Inventories	$3,274,000	$3,519,000
Deposits on merchandise	$16,000	$-
Current liabilities	$940,000	$1,103,000
Long-term liabilities	$5,952,000	$5,944,000
Working capital	$8,724,000	$9,073,000

During the three months ended March 31, 2018, our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $683,000.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months
	Ended March 31, (Unaudited)
	2018	2017
Revenues, Net	$1,312,000	$1,099,000
Gross Profit	$821,000	$682,000
Total Operating Expenses(1)	$1,317,000	$1,294,000
Loss from Operations	$(496,000)	$(612,000)
Total Other Income (Expense)	$(67,000)	$(14,000)
Net Loss	$(563,000)	$(626,000)
Basic Net Loss per Share	$(0.00)	$(0.01)
Diluted Net Loss per Share	$(0.00)	$(0.01)

(1)
Includes approximately $13,000 and $12,000 in non-cash equity compensation expense for the three months ended March 31, 2018 and 2017, respectively.

Net Revenue

Sales

During the three months ended March 31, 2018 and 2017, we had net revenue of approximately $1,312,000 and $1,099,000, respectively, representing an increase in revenue of $213,000 or 19%.
Product and Service Revenue

	Three Months Ended March 31, (Unaudited)
	2018	2017
SteraMist Product	$1,092,000	$821,000
Service and Training	220,000	278,000
Total	$1,312,000	$1,099,000

Revenue by Geographic Region

	Three Months Ended March 31, (Unaudited)
	2018	2017
United States	$945,000	$848,000
International	367,000	251,000
Total	$1,312,000	$1,099,000

Cost of Sales

During the three months ended March 31, 2018 and 2017, our cost of sales was approximately $492,000 and $416,000, respectively, representing an increase of $76,000 or 18%. The primary reason for the increase in cost of sales is attributable to the increase in sales during the three months ended March 31, 2018 as compared to the prior year period. Our gross profit margin as a percentage of sales for the three months ended March 31, 2018 was consistent with the same period in 2017.

Professional Fees

Professional fees for the three months ended March 31, 2018 were approximately $106,000, as compared to $272,000 during the prior year period, representing a decrease of approximately $166,000 or 61%. The decrease is attributable to professional fees incurred in the prior year period in connection with our increased efforts to protect and strengthen our intellectual property and our lawsuit with Astro Pak Corporation, which we settled in July 2017. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $163,000 and $159,000 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $4,000 or 3% in the current year period.

Selling Expenses

Selling expenses for the three months ended March 31, 2018 were approximately $204,000, as compared to $179,000 in the same period in 2017, representing an increase of $25,000 or 14%. The increase in selling expenses is attributable to higher marketing and advertising costs incurred in 2018 compared to the prior year period. Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses for the three months ended March 31, 2018 were approximately $132,000, as compared to $31,000 for the three months ended March 31, 2017, representing an increase of $102,000 or 332%. The primary reason for the increase is attributable to current and ongoing studies and testing in connection with our product related to a more effective and quicker hospital terminal cleans. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which are non-cash charges, for the three months ended March 31, 2018 was approximately $13,000, as compared to $12,000 during the three months ended March 31, 2017, representing an increase of $1,000 or 8%.

Consulting Fees

Consulting fees for the three months ended March 31, 2018 were approximately $35,000, as compared to $31,000 during the three months ended March 31, 2017, representing an increase of approximately $4,000 or 13%.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $664,000 and $610,000 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $54,000 or 9%. The primary reason for the increase is attributable to higher salaries and wages due to an increase in the number of our employees in the three months ended March 31, 2018 as compared to the same period in 2017.

Other Income and Expense

Amortization of debt discount was approximately $8,000 and $100 during the three months ended March 31, 2018 and 2017, respectively. Amortization of debt discount in the three months ended March 31, 2018 consisted of the amortization of debt discount on the $6,000,000 principal amount of unregistered senior callable convertible promissory notes (the “Notes”) issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income for the three months ended March 31, 2018 and 2017 was approximately $1,200 and $0, respectively.

Interest expense for the three months ended March 31, 2018 and 2017 was approximately $60,000 and $14,000, respectively. Interest expense for the three months ended March 31, 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the three months ended March 31, 2018 and 2017 was approximately $563,000 and $626,000, respectively, representing a decrease of $63,000 or 10%. The primary reasons for the decrease in the net loss are attributable to:

●
Higher revenue and gross profit of approximately $213,000 and $138,000, respectively, offset by;
●
Increased operating expenses of approximately $23,000, and;
●
Increased Interest expense of approximately $46,000.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of approximately $3,867,000 and working capital of $8,724,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

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

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. We may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. Currently, we are using the proceeds from the private placement for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes. In February and March 2018, we and the holders of the Notes extended the maturity date of the $5,300,000 principal amount of Notes to April 1, 2019 and the $700,000 principal amount of Notes to June 8, 2019.

In May 2018, one of the noteholders with a principal balance of $700,000 agreed to convert its Note into shares of common stock at a reduced conversion price of $0.46 per share.

For the three months ended March 31, 2018 and 2017, we incurred losses from operations of approximately $496,000 and $612,000, respectively.  The cash used in operations was approximately $683,000 and $248,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 and 2017 was approximately $683,000 and $248,000, respectively. Cash used in operating activities increased in 2018 approximately $435,000 as compared to the prior year period primarily due to an increase in our accounts receivable, a decrease in our accounts payable, offset by a decrease in our inventory.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 and 2017 was approximately $0 and $4,800, respectively.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $0.

Cash provided by financing activities for the three months ended March 31, 2017 consisted of the $5,300,000 in aggregate gross proceeds received from the issuance of the Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material proceedings or threatened proceedings as of the date of this Form 10-Q.

Item 1A. Risk Factors.

While, as a smaller reporting company, we are not required to provide the information required by this Item 1A, you should carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 15, 2018	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Employment Agreement, entered into as of January 5, 2018, by and between the Company and Elissa J. Shane, effective as of January 1, 2018.	8-K	000-09908	10.1	1/8/2018

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.