Form 10-Q
period 2018-06-30
TOMI Environmental Solutions, Inc.
filed 2018-08-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-09908

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2018, the registrant had 124,290,418 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “estimate,” “assume,” “can,” “could,” “plan,” “predict,” “should” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
Current Assets:	June 30, 2018 (Unaudited)	December 31, 2017
Cash and Cash Equivalents	$3,335,637	$4,550,003
Accounts Receivable – net	2,165,014	1,835,949
Inventories (Note 3)	3,012,569	3,518,884
Deposits on Merchandise	87,213	-
Prepaid Expenses	361,343	270,419
Total Current Assets	8,961,774	10,175,255

Property and Equipment – net (Note 4)	585,974	712,822

Other Assets:
Intangible Assets – net (Note 5)	1,363,778	1,548,532
Deposits	90,959	4,700
Total Other Assets	1,454,737	1,553,232
Total Assets	$11,002,486	$12,441,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$665,015	$751,730
Accrued Expenses and Other Current Liabilities (Note 10)	350,580	267,136
Accrued Interest (Note 6)	66,667	80,000
Customer Deposits	1,000	3,062
Deferred Rent	-	781
Convertible Notes Payable, net of discount of $39,684	5,260,316	-
at June 30, 2018 (Note 6)
Total Current Liabilities	6,343,578	1,102,709

Convertible Notes Payable, net of discount of $55,625
at December 31, 2017 (Note 6)	-	5,944,375
Total Long-Term Liabilities	-	5,944,375
Total Liabilities	6,343,578	7,047,084

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at June 30, 2018 and December 31, 2017	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2018 and December 31, 2017	-	-
Common Stock; par value $0.01 per share, 200,000,000 shares authorized;
124,290,418 and 122,049,958 shares issued and outstanding
at June 30, 2018 and December 31, 2017, respectively.	1,242,904	1,220,499
Additional Paid-In Capital	42,930,773	42,139,675
Accumulated Deficit	(39,519,869)	(37,971,049)
Total Shareholders’ Equity	4,658,908	5,394,225
Total Liabilities and Shareholders’ Equity	$11,002,486	$12,441,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales, net	$1,246,472	$1,379,769	$2,558,938	$2,478,653
Cost of Sales	557,810	512,494	1,049,469	928,851
Gross Profit	688,661	867,275	1,509,469	1,549,802

Operating Expenses:
Professional Fees	85,714	394,710	192,172	666,721
Depreciation and Amortization	152,468	148,923	315,206	308,074
Selling Expenses	431,655	371,095	635,660	550,480
Research and Development	109,823	18,119	242,310	48,765
Equity Compensation Expense (Note 7)	-	232,345	12,685	243,897
Consulting Fees	38,352	86,060	73,378	117,112
General and Administrative	736,919	771,869	1,400,806	1,382,224
Total Operating Expenses	1,554,931	2,023,120	2,872,217	3,317,273
Loss from Operations	(866,270)	(1,155,845)	(1,362,748)	(1,767,472)

Other Income (Expense):
Amortization of Debt Discounts	(7,904)	(757)	(15,941)	(894)
Induced Conversion Costs	(57,201)	-	(57,201)	-
Interest Income	1,751	636	2,949	636
Interest Expense	(55,878)	(57,123)	(115,878)	(71,256)
Total Other Income (Expense)	(119,233)	(57,244)	(186,072)	(71,514)

Net Loss	$(985,502)	$(1,213,089)	$(1,548,820)	$(1,838,986)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	123,457,386	121,032,400	122,847,063	120,929,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2017	510,000	$5,100	122,049,958	$1,220,499	$42,139,675	$(37,971,049)	$5,394,225

Equity Based Compensation					13,590		13,590
Common Stock Issued for Services Provided			362,500	3,625	33,875		37,500
Conversion of Convertible Notes Payable and Accrued Interest into Common Stock			1,877,960	18,780	686,432		705,212
Induced Conversion Costs					57,201		57,201
Net Loss for the Six Months Ended June 30, 2018						(1,548,820)	(1,548,820)
Balance at June 30, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,930,773	$(39,519,869)	$4,658,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash Flow From Operating Activities:
Net Loss	$(1,548,820)	$(1,838,986)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	315,206	308,074
Amortization of Debt Discount	15,941	894
Equity Based Compensation	13,590	220,973
Value of Equity Issued for Services	37,500	35,000
Induced Conversion Costs	57,201	-
Reserve for Bad Debts	(175,000)	50,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(154,065)	(252,091)
Inventory	506,315	(16,809)
Prepaid Expenses	(90,924)	(106,447)
Deposits on Merchandise	(87,213)	67,890
Deposits	(86,259)	-
Increase (Decrease) in:
Accounts Payable	(86,716)	5,323
Accrued Expenses	83,444	7,085
Accrued Interest	(8,122)	71,256
Deferred Rent	(781)	(3,880)
Customer Deposits	(2,062)	(22,632)
Net Cash Used in Operating Activities	(1,210,763)	(1,474,350)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(3,604)	(6,453)
Net Cash Used in Investing Activities	(3,604)	(6,453)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—CONTINUED
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash Flow From Financing Activities:
Proceeds from Convertible Notes	-	6,000,000
Net Cash Provided by Financing Activities	-	6,000,000
Increase (Decrease) In Cash and Cash Equivalents	(1,214,366)	4,519,197
Cash and Cash Equivalents—Beginning	4,550,003	948,324
Cash and Cash Equivalents—Ending	$3,335,637	$5,467,521

Supplemental Cash Flow Information:
Cash Paid For Interest	$124,000	$-
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities :
Establishment of Discount on Convertible Debt	$-	$61,904
Conversion of Convertible Note Payable and Accrued Interest into Common Stock	$705,212	$-

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

Our mission is to help our customers create a healthier world through our product line in our divisions (Healthcare, Life Sciences, TSN or TOMI Service Network and Food Safety) and our motto is “innovating for a safer world” for healthcare and life.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three and six months ended June 30, 2018 was approximately $64,000. Bad debt expense for the three and six months ended June 30, 2017 was approximately $60,000.

At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $325,000 and $500,000, respectively.

As of June 30, 2018, two customers accounted for 32% of accounts receivable. Two customers accounted for 26% of net revenue for the three months ended June 30, 2018 and one customer accounted for 12% of net revenue for the six months ended June 30, 2018.

As of December 31, 2017, two customers accounted for 24% of accounts receivable. Two customers accounted for 26% of net revenue for the three months ended June 30, 2017 and two customers accounted for 24% of net revenue for the six months ended June 30, 2017.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods. At June 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accounts Payable

As of June 30, 2018 and December 31, 2017, one vendor accounted for approximately 51% and 45% of total accounts payable, respectively.

For the three and six months ended June 30, 2018, one vendor accounted for 78% and 74% of cost of goods sold, respectively. For the three and six months ended June 30, 2017, one vendor accounted for 68% and 67% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2018 and December 31, 2017, our warranty reserve was $5,000.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2018 and December 31, 2017. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of June 30, 2018 consisted of 9,814,805 shares of common stock from convertible debentures, 35,076,411 shares of common stock issuable upon exercise of outstanding warrants, 320,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 45.7 million and 49.9 million shares of common stock were outstanding at June 30, 2018 and 2017, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended June 30,
	2018 (Unaudited)	2017 (Unaudited)

Net loss	$(985,502)	$(1,213,089)
Adjustments for convertible debt - as converted
Interest on convertible debt	55,878	57,123
Amortization of debt discount on convertible debt	7,904	757
Net loss attributable to common shareholders	$(921,720)	$(1,155,209)
Weighted average number of common shares outstanding:
Basic and diluted	123,457,386	121,032,400
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2018 (Unaudited)	2017 (Unaudited)

Net loss	$(1,548,820)	$(1,838,986)
Adjustments for convertible debt - as converted
Interest on convertible debt	115,878	71,256
Amortization of debt discount on convertible debt	15,941	894
Net loss attributable to common shareholders	$(1,417,001)	$(1,766,836)
Weighted average number of common shares outstanding:
Basic and diluted	122,847,063	120,929,340
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

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

Net Revenue

Product and Service Revenue

	Three Months Ended June 30, (Unaudited)
	2018	2017
SteraMist Product	$1,018,000	$1,099,000
Service and Training	228,000	281,000
Total	$1,246,000	$1,380,000

	Six Months Ended June 30, (Unaudited)
	2018	2017
SteraMist Product	$2,110,000	$1,921,000
Service and Training	449,000	558,000
Total	$2,559,000	$2,479,000

Revenue by Geographic Region

	Three Months Ended June 30, (Unaudited)
	2018	2017
United States	$850,000	$1,002,000
International	396,000	378,000
Total	$1,246,000	$1,380,000

	Six Months Ended June 30, (Unaudited)
	2018	2017
United States	$1,801,000	$1,831,000
International	758,000	648,000
Total	$2,559,000	$2,479,000

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

Contract Balances

As of June 30, 2018 and December 31, 2017 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the six months ended June 30, 2018, we issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2018 and 2017.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2018 were approximately $58,000 and $112,000, respectively. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2017 were approximately $19,000 and $28,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and six months ended June 30, 2018, research and development expenses were approximately $110,000 and $242,000, respectively. For the three and six months ended June 30, 2017, research and development expenses were approximately $18,000 and $49,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $40,000 and $92,000 for the three and six months ended June 30, 2018, respectively. Shipping and handling costs included in general and administrative expense were approximately $32,000 and $53,000 for the three and six months ended June 30, 2017, respectively.

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

NOTE 3. INVENTORIES

Finished goods inventory at June 30, 2018 and December 31, 2017, was $3,012,569 and $3,518,884, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at:

	June 30,	December 31,
	2018 (Unaudited)	2017
Furniture and fixtures	$91,216	$91,216
Equipment	1,192,293	1,192,293
Vehicles	56,410	56,410
Computer and software	116,923	113,319
Leasehold improvements	15,554	15,554
	1,472,396	1,468,792
Less: Accumulated depreciation	886,421	755,969
	$585,974	$712,822

For the three and six months ended June 30, 2018, depreciation was $60,091 and $130,452, respectively. For the three and six months ended June 30, 2017, depreciation was $56,545 and $123,320, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $184,754 for the three and six months ended June 30, 2018 and 2017, respectively.

              Definite life intangible assets consist of the following:

	June 30, 2018 (Unaudited)	December 31, 2017

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	1,924,522	1,739,768
Intangible Assets, net	$923,778	$1,108,532

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000

Total Intangible Assets, net	$1,363,778	$1,548,532

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending June 30,	Amount

2019	$370,000
2020	370,000
2021	184,000
2022	-
2023	-
$924,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three and six months ended June 30, 2018 was $55,878 and $115,878, respectively. Interest expense related to the Notes for the three and six months ended June 30, 2017 was $57,123 and $71,256, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. The Company recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the three and six months ended June 30, 2018 was $7,904 and $15,941, respectively. Amortization expense for the three and six months ended June 30, 2017 was $757 and $894, respectively.

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

In May 2018, we offered a noteholder the option to convert its Note at a reduced conversion price of $0.46. The noteholder accepted and converted at such price. Pursuant to the terms of the conversion offer, an aggregate of $700,000 of principal and $5,212 of accrued interest outstanding under the Note were converted into 1,877,960 shares of common stock.  The Company recognized an induced conversion cost of $57,201 related to the conversion.

Convertible notes consist of the following at:

	June 30, 2018 (Unaudited)	December 31, 2017

Convertible notes	$5,300,000	$6,000,000
Initial discount	(57,106)	(61,904)
Accumulated amortization	17,422	6,279
Convertible notes, net	$5,260,316	$5,944,375

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2018 and December 31, 2017, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2018 and December 31, 2017, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the six months ended June 30, 2017, the Company issued 218,824 shares of common stock valued at $35,000 for professional services rendered, of which 200,000 shares were valued at $32,000 and issued to members of our board of directors.

During the six months ended June 30, 2018, we issued 362,500 shares of common stock valued at $37,500 to members of our board of directors (see Note 9).

In May 2018, we issued 1,877,960 shares of common stock in connection with the conversion of $705,212 of principal and accrued interest outstanding under a Note (see Note 6).

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

The following table summarizes stock options outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)		December 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	200,000	$0.76
Granted	120,000	$0.12	—	—
Exercised	—	—	—	—
Outstanding, end of period	320,000	$0.52	200,000	$0.76

Options outstanding and exercisable by price range as of June 30, 2018 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	2.78	20,000	$0.05
$0.10	20,000	9.58	20,000	$0.10
$0.12	100,000	4.52	100,000	$0.12
$0.27	40,000	6.51	40,000	$0.27
$0.55	100,000	7.60	100,000	$0.55
$2.10	40,000	1.51	40,000	$2.10
	320,000	5.55	320,000	$0.52

Stock Warrants

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

In June 2017, we modified the terms of outstanding warrants to purchase an aggregate of 4,000,000 shares of common stock.  Pursuant to a settlement agreement, we extended the term of the warrants by 2 years and decreased the exercise price by $0.03 per share to $0.12.  Pursuant to ASC 718, the modified terms of the warrants resulted in approximately $196,000 in incremental equity compensation expense for the six months ended June 30, 2017.  We utilized the Black-Scholes model to fair value the warrants under the original and modified terms with the following range of assumptions: volatility, 81%–97%; expected dividend yield, 0%; risk free interest rate, 1.28%; and a life of 0.33–2.33 years, respectively. The grant date fair value of each share underlying the warrants was $0.01 and $0.06, respectively.

               As of June 30, 2017, we accrued for and expensed approximately $23,000 in equity compensation expense in connection with the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.10 per share, which we issued in July 2017 to our CEO in connection with his employment agreement. The warrant has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by our CEO with the following assumptions: volatility, 153%; expected dividend yield, 0%; risk free interest rate, 1.90%; and a life of 5 years. The grant date fair value of each share underlying the warrant was $0.09.

In March and May 2017, in connection with the issuance of the Notes, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share (see Note 6).

The following table summarizes the outstanding common stock warrants as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,501,411	$0.33	37,076,413	$0.31
Granted	-	-	4,774,998	0.24
Exercised	-	-	(975,000)	0.05
Expired	(425,000)	(0.24)	(5,375,000)	0.13
Outstanding, end of period	35,076,411	$0.33	35,501,411	$0.33

Warrants outstanding and exercisable by price range as of June 30, 2018 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.10	265,000	4.04	265,000	$0.10
$0.12	7,500,000	2.78	7,500,000	$0.12
$0.17	10,000	4.32	10,000	$0.17
$0.27	250,000	3.50	250,000	$0.27
$0.29	10,125,613	2.30	10,125,613	$0.29
$0.30	11,925,800	0.25	11,925,800	$0.30
$0.32	250,000	3.25	250,000	$0.32
$0.33	75,000	0.25	75,000	$0.33
$0.42	250,000	3.00	250,000	$0.42
$0.50	250,000	2.75	250,000	$0.50
$0.55	100,000	2.58	100,000	$0.55
$0.62	75,000	0.05	75,000	$0.62
$0.69	999,998	1.71	999,998	$0.69
$1.00	3,000,000	1.84	3,000,000	$1.00
	35,076,411	1.82	35,076,411	$0.33

There were no unvested warrants outstanding as of June 30, 2018.

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

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commences on December 1, 2018 and provides for annual rent of $143,460, contains an escalation clause that increases the rent 3% year over year and a landlord tenant improvement allowance of $405,000.

Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending June 30,	Amount
2019	$84,000
2020	146,000
2021	150,000
2022	155,000
2023	159,000
Thereafter	951,000
$1,645,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of June 30, 2018, and December 31, 2017, there were no claims against us for product liability.

NOTE 9. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of June 30, 2018 and December 31, 2017, balances due to RG Group, Inc. accounted for approximately 51% and 45% of total accounts payable, respectively. For the three and six months ended June 30, 2018, RG Group, Inc. accounted for 78% and 74% of cost of goods sold, respectively. For the three and six months ended June 30, 2017, RG Group, Inc. accounted for 68% and 67% of cost of goods sold, respectively.

Agreements with Directors

In December 2017, we increased the annual board fee to directors to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. The board fee also includes the issuance of 75,000 shares of common stock on an annual basis. For the six months ended June 30, 2018, we issued an aggregate of 362,500 shares of common stock that were valued at $37,500 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSP’s”). The licensing agreements grant protected territories to PSP’s to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSP’s whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSP’s for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSP’s various training, ongoing support and facilitate a referral network call center. As of June 30, 2018, we had entered into 74 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2018 (Unaudited)	December 31, 2017
Commissions	$130,978	$115,506
Payroll and related costs	101,894	43,484
Director fees	51,250	27,750
Accrued warranty	5,000	5,000
Other accrued expenses	61,458	75,396
Total	$350,580	$267,136

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

              The following table presents warranty reserve activities at:

	June 30, 2018 (Unaudited)	December 31, 2017
Beginning accrued warranty costs	$5,000	$-
Cost of warranty claims	-	-
Settlement of warranty claims	(2,875)	(5,731)
Provision for product warranty costs	2,875	10,731
Ending accrued warranty costs	$5,000	$5,000

NOTE 12. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of June 30, 2018, two customers accounted for 32% of accounts receivable. Two customers accounted for 26% of net revenues for the three months ended June 30, 2018 and one customer accounted for 12% of net revenues for the six months ended June 30, 2018.

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

On July 31, 2018, 8,625,800 warrants to purchase shares of our common stock expired.

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

We currently target both domestic and international markets for the control of microorganisms and the decontamination of large and small indoor space for biological pathogens and chemical agents including infectious diseases in hospitals, bio-secure labs, pharmaceutical, biodefense, biosafety (including isolation and transfer chambers), tissue banks, food safety and many other commercial and residential settings.

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

Our revenue for the six months ended June 30, 2018 and 2017 was $2,559,000 and 2,479,000, respectively, an increase of $80,000, or 3%, in the current year period. The increase in the current year period was attributable to large equipment orders from new customers during the six months ended June 30, 2018, and steady repeat solution orders from our existing customer base. During the six months ended June 30, 2018, we added 36 new customers and continued to see an increase in repeat solution orders from our existing client base.

Our revenue for the three months ended June 30, 2018 and 2017 was $1,246,000 and $1,380,000, respectively, a decrease of $134,000, or 10%, in the current year period. The company allocated significant amount of resources during the second quarter working on large projects, many of which have been approved and will shortly be made public.

Domestically, our revenue for the three and six months ended June 30, 2018 was $850,000 and $1,801,000, respectively. We continued to expand our customer base in the Life Science, hospital-healthcare domestic and TOMI Service Network (“TSN”) markets.

Internationally, our revenue for the three and six months ended June 30, 2018 was $396,000 and $758,000, respectively. During the three and six months ended June 30, 2018, we saw increased orders from existing customers in Europe and Asia. While regulatory and product registrations have slowed our anticipated growth in Asia and Europe, we continue to make strides in the registration process, which we anticipate will position us to generate additional revenue in those regions. In March 2018, SteraMist™ BIT™ technology was registered with the Taiwan Environmental Protection Agency.

During the first quarter of 2018, we began participating in a large study that compares hospital manual cleans to a SteraMist™ mechanical clean using iHP™ disinfecting technology. The study is being conducted at three Los Angeles Public Hospitals, LAC-USC Medical Center being the largest along with UCLA Olive View Medical Center, and Harbor-UCLA Medical Center. Early study details and progress looks very encouraging and further results will be released as obtained from the study’s lead investigators.

To further expand efforts in our Healthcare division, we recently brought on two full time healthcare managers and plan to add an additional one in the near future. Their initiatives are focused on expanding use sites for current SteraMist™ hospital clients, developing new clients, and securing greater penetration in the medical transport industry. With a Director of Hospital-HealthCare in place his goal will be accelerating revenue growth and sales channel development in TOMI’s Healthcare division. We anticipate that the addition of these full time professionals will improve client penetration in this division.

In order to secure continued penetration in this division we are continuing to add independent sales representatives who specialize in infectious disease control in order to drive revenue in the Hospital-Healthcare market. We anticipate by the end of 2018 to have a base of greater than 40 independent representatives.

We continue to build our portfolio of platinum Life Science customers , which includes some of the largest multinational pharmaceutical companies in the world and prominent universities. In May 2018, we delivered a customized built-in system to one of our customers in the United Kingdom, where our technology was built into the facility to provide automated decontamination. In the Life Science market, we continue to see growing demand both domestically and internationally for our technology and customized built-in systems.

During 2018, we have added 8 new members to the TSN. In July 2018, we announced the expansion of the TSN into Canada with the addition of our first Canada-based service provider.

During the second quarter of 2018 we performed many food safety tests, showing very encouraging results. Along with a new research contract partnering with the USDA our Food Safety division should start showing measurable revenue results by the end of this year.

In May 2018, we entered a lease for a 9,000-square-foot facility in Frederick Maryland, to accommodate our expanding operations. The new space will have additional office and warehouse space, a dedicated laboratory, larger research and development space and will feature a one-of-a-kind, state-of-the-art built-in decontamination chamber to demonstrate the ease, quickness and effectiveness of our core product “SteraMistTM” while applying it to numerous types of vehicles from neighboring communities. The facility will be located at Riverside Corporate Park in the heart of emerging bio-tech companies and research centers.

               In May 2018, we announced that our U.K. distributor, Westbury Decontamination, completed a decontamination service job at one of the facilities of the Metropolitan Police Service, which is the territorial police force responsible for law enforcement in Greater London, and also has significant national responsibilities, such as coordinating and leading on U.K. wide national counter-terrorism matters and protecting senior members of the British Royal Family, in addition to members of the Cabinet of the United Kingdom and other ministerial members of Her Majesty's Government of the United Kingdom.

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

Contract Balances

As of June 30, 2018 and December 31, 2017, we did not did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventories consist primarily of finished goods. At June 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Stock-based compensation will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the six months ended June 30, 2018, we issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2018 and 2017.

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

Financial Operations Overview

Our financial position as of June 30, 2018 and December 31, 2017 was as follows:
	June 30, 2018 (Unaudited)	December 31, 2017

Total shareholders’ equity	$4,659,000	$5,394,000
Cash and cash equivalents	$3,336,000	$4,550,000
Accounts receivable, net	$2,165,000	$1,836,000
Inventories	$3,013,000	$3,519,000
Deposits on merchandise	$87,000	$-
Current liabilities	$6,344,000	$1,103,000
Long-term liabilities	$-	$5,944,000
Working capital	$2,618,000	$9,073,000

During the six months ended June 30, 2018, our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $1,211,000.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months
	Ended June 30, (Unaudited)
	2018	2017
Revenues, Net	$1,246,000	$1,380,000
Gross Profit	$689,000	$867,000
Total Operating Expenses(1)	$1,555,000	$2,023,000
Loss from Operations	$(866,000)	$(1,156,000)
Total Other Income (Expense)	$(119,000)	$(57,000)
Net Loss	$(986,000)	$(1,213,000)
Basic Net Loss per Share	$(0.01)	$(0.01)
Diluted Net Loss per Share	$(0.01)	$(0.01)

(1)
Includes approximately $0 and $232,000 in non-cash equity compensation expense for the three months ended June 30, 2018 and 2017, respectively.

Net Revenue

Sales

During the three months ended June 30, 2018 and 2017, we had net revenue of approximately $1,246,000 and $1,380,000, respectively, representing a decrease in revenue of $134,000, or 10%. The decline in revenue is attributable to product mix in our sales as there was a high concentration of large equipment orders and emergency service work in the second quarter of 2017.

Product and Service Revenue

	Three Months Ended June 30, (Unaudited)
	2018	2017
SteraMist Product	$1,018,000	$1,099,000
Service and Training	228,000	281,000
Total	$1,246,000	$1,380,000

Revenue by Geographic Region

	Three Months Ended June 30, (Unaudited)
	2018	2017
United States	$850,000	$1,002,000
International	396,000	378,000
Total	$1,246,000	$1,380,000

Cost of Sales

During the three months ended June 30, 2018 and 2017, our cost of sales was approximately $558,000 and $512,000, respectively, representing an increase of $46,000, or 9%. The primary reason for the increase in cost of sales is attributable to our product mix in sales during the three months ended June 30, 2018 as compared to the prior year period, which also resulted in a decline in our gross profit margin as a percentage of sales for the three months ended June 30, 2018.

Professional Fees

Professional fees for the three months ended June 30, 2018 were approximately $86,000, as compared to $395,000 during the prior year period, representing a decrease of approximately $309,000, or 78%. The decrease is attributable to professional fees incurred in the prior year period in connection with our increased efforts to protect and strengthen our intellectual property and our lawsuit with Astro Pak Corporation, which we settled in July 2017. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $152,000 and $149,000 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $3,000, or 2%, in the current year period.

Selling Expenses

Selling expenses for the three months ended June 30, 2018 were approximately $432,000, as compared to $371,000 in the prior year period, representing an increase of $61,000, or 16%. The increase in selling expenses is attributable to higher salaries due to an increased headcount, marketing and advertising costs incurred in the three months ended June 30, 2018 as compared to the prior year period. Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses for the three months ended June 30, 2018 were approximately $110,000, as compared to $18,000 for the three months ended June 30, 2017, representing an increase of $92,000, or 511%. The primary reason for the increase is attributable to current and ongoing studies and testing in connection with our product related to a more effective and quicker hospital terminal cleans. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which consists of non-cash charges, for the three months ended June 30, 2018 was $0, as compared to approximately $232,000 during the three months ended June 30, 2017, representing a decrease of $232,000, or 100%. The decrease in equity compensation expense relates to a one-time charge of $196,000 incurred in the prior year period in connection with the modification of warrants.

Consulting Fees

Consulting fees for the three months ended June 30, 2018 were approximately $38,000, as compared to $86,000 during the three months ended June 30, 2017, representing a decrease of approximately $48,000, or 56%. The decrease in consulting fees relates to a one-time fee that was incurred in the prior year period with no such charge in the current period.

General and Administrative Expense

General and administrative expense was approximately $737,000 and $772,000 for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $35,000, or 5%. The primary reason for the decrease in general and administrative expense is attributable to lower product registration costs for the three months ended June 30, 2018. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $8,000 and $800 during the three months ended June 30, 2018 and 2017, respectively. Amortization of debt discount in the three months ended June 30, 2018 consisted of the amortization of debt discount on the $6,000,000 principal amount of unregistered senior callable convertible promissory notes (the “Notes”) issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the three months ended June 30, 2018 were incurred in connection with conversion of $700,000 convertible note payable

Interest income for the three months ended June 30, 2018 and 2017 was approximately $1,800 and $600, respectively.

Interest expense for the three months ended June 30, 2018 and 2017 was approximately $56,000 and $57,000, respectively. Interest expense for the three months ended June 30, 2018 and 2017 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the three months ended June 30, 2018 and 2017 was approximately $986,000 and $1,213,000, respectively, representing a decrease of $227,000, or 19%. The primary reasons for the decrease in the net loss are attributable to:

●
Lower operating expenses of approximately $468,000, offset by;
●
Lower revenue and gross profit of approximately $134,000 and $178,000, respectively; and
●
Induced conversion costs of approximately $57,000.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months
	Ended June 30, (Unaudited)
	2018	2017
Revenues, Net	$2,559,000	$2,479,000
Gross Profit	$1,509,000	$1,550,000
Total Operating Expenses(1)	$2,872,000	$3,317,000
Loss from Operations	$(1,363,000)	$(1,767,000)
Total Other Income (Expense)	$(186,000)	$(72,000)
Net Loss	$(1,549,000)	$(1,839,000)
Basic Net Loss per Share	$(0.01)	$(0.02)
Diluted Net Loss per Share	$(0.01)	$(0.02)

(1) Includes approximately $13,000 and $244,000 in non-cash equity compensation expense for the six months ended June 30, 2018 and 2017, respectively.

Net Revenue

Sales

During the six months ended June 30, 2018 and 2017, we had net revenue of approximately $2,559,000 and $2,479,000, respectively, representing an increase in revenue of $80,000, or 3%. The increase in the current year period was attributable to large equipment orders from new customers during the six months ended June 30, 2018, and steady repeat solution orders from our existing customer base.

Product and Service Revenue

	Six Months Ended June 30, (Unaudited)
	2018	2017
SteraMist Product	$2,110,000	$1,921,000
Service and Training	449,000	558,000
Total	$2,559,000	$2,479,000

Revenue by Geographic Region

	Six Months Ended June 30, (Unaudited)
	2018	2017
United States	$1,801,000	$1,831,000
International	758,000	648,000
Total	$2,559,000	$2,479,000

Cost of Sales

During the six months ended June 30, 2018 and 2017, our cost of sales was approximately $1,049,000 and $929,000, respectively, representing an increase of $120,000, or 13%. The primary reason for the increase in cost of sales is attributable to our product mix in sales during the six months ended June 30, 2018 as compared to the prior year period, which also resulted in a decline in our gross profit margin as a percentage of sales for the six months ended June 30, 2018.

Professional Fees

Professional fees for the six months ended June 30, 2018 were approximately $192,000, as compared to $667,000 during the prior year period, representing a decrease of approximately $475,000, or 71%. The decrease is attributable to professional fees incurred in the prior year period in connection with our increased efforts to protect and strengthen our intellectual property and our lawsuit with Astro Pak Corporation, which we settled in July 2017. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization was approximately $315,000 and $308,000 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $7,000, or 2%, in the current year period.

Selling Expenses

Selling expenses for the six months ended June 30, 2018 were approximately $636,000, as compared to $550,000 in the same period in 2017, representing an increase of $86,000, or 16%. The increase in selling expenses is attributable to higher salaries due to an increased headcount, marketing and advertising costs incurred in the six months ended June 30, 2018 as compared to the prior year period. Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses for the six months ended June 30, 2018 were approximately $242,000, as compared to $49,000 for the three months ended June 30, 2017, representing an increase of $193,000, or 394%. The primary reason for the increase is attributable to current and ongoing studies and testing in connection with our product related to a more effective and quicker hospital terminal cleans. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which consists of non-cash charges, for the six months ended June 30, 2018 was approximately $13,000, as compared to $244,000 during the six months ended June 30, 2017, representing a decrease of $231,000, or 95%. The decrease in equity compensation expense relates to a one-time charge of $196,000 incurred in the prior year period in connection with the modification of warrants.

Consulting Fees

Consulting fees for the six months ended June 30, 2018 were approximately $73,000, as compared to $117,000 during the six months ended June 30, 2017, representing a decrease of approximately $44,000, or 38%. The decrease in consulting fees relates to a one-time fee that was incurred in the prior year period with no such charge in the current period.

General and Administrative Expense

General and administrative expense was approximately $1,401,000 and $1,382,000 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $19,000, or 1%. The primary reason for the increase in general and administrative expense is attributable to higher salaries and wages due to an increased number of employees for the current year period. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $16,000 and $900 during the six months ended June 30, 2018 and 2017, respectively. Amortization of debt discount in the six months ended June 30, 2018 consisted of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the six months ended June 30, 2018 were incurred in connection with the conversion of $700,000 convertible note payable

Interest income for the six months ended June 30, 2018 and 2017 was approximately $3,000 and $600, respectively.

Interest expense for the six months ended June 30, 2018 and 2017 was approximately $116,000 and $71,000, respectively. Interest expense for the six months ended June 30, 2018 and 2017 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the six months ended June 30, 2018 and 2017 was approximately $1,549,000 and $1,839,000, respectively, representing a decrease of $290,000, or 16%. The primary reasons for the decrease in the net loss are attributable to:

●
Lower operating expenses of approximately $445,000, offset by;
●
Lower gross profit of $41,000;
●
Higher interest expense of approximately $45,000; and
●
Induced conversion costs of approximately $57,000.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of approximately $3,336,000 and working capital of $2,618,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

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

In May 2018, one of the noteholders with a principal balance of $700,000 agreed to convert its Note into shares of common stock at a conversion price of $0.46 per share.

For the six months ended June 30, 2018 and 2017, we incurred losses from operations of approximately $1,363,000 and $1,767,000, respectively.  The cash used in operations was approximately $1,211,000 and $1,474,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 and 2017 was approximately $1,211,000 and $1,474,000, respectively. Cash used in operating activities decreased in 2018 approximately $263,000 as compared to the prior year period primarily due to a decrease in our inventory offset by a decrease in our accounts payable.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 and 2017 was approximately $3,600 and $6,500, respectively.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $0.

Cash provided by financing activities for the six months ended June 30, 2017 consisted of the $6,000,000 in aggregate gross proceeds received from the issuance of the Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2018, we issued 62,500 shares of common stock valued at $7,500 to a member of our board of directors.

On May 10, 2018, we issued 1,877,960 shares of common stock in connection with the conversion of an aggregate of $700,000 of principal and $5,212 of accrued interest outstanding under a Note at a conversion price of $0.46 per share.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2018	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Nick Jennings
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

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act