Form 10-Q
period 2018-09-30
TOMI Environmental Solutions, Inc.
filed 2018-11-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, the registrant had 124,290,418 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.
TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	September 30, 2018 (Unaudited)	December 31, 2017
Cash and Cash Equivalents	$3,177,145	$4,550,003
Accounts Receivable - net	2,284,828	1,835,949
Inventories (Note 3)	3,069,148	3,518,884
Deposits	185,893	-
Prepaid Expenses	373,568	270,419
Total Current Assets	9,090,582	10,175,255

Property and Equipment – net (Note 4)	648,384	712,822

Other Assets:
Intangible Assets – net (Note 5)	1,271,401	1,548,532
Deposits	11,395	4,700
Total Other Assets	1,282,796	1,553,232
Total Assets	$11,021,761	$12,441,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,052,618	$751,730
Accrued Expenses and Other Current Liabilities (Note 10)	396,313	267,136
Accrued Interest (Note 6)	17,667	80,000
Customer Deposits	1,245	3,062
Deferred Rent	-	781
Convertible Notes Payable, net of discount of $31,833	5,268,167	-
at September 30, 2018 (Note 6)
Total Current Liabilities	6,736,010	1,102,709

Convertible Notes Payable, net of discount of $55,625
at December 31, 2017 (Note 6)	-	5,944,375
Total Long-Term Liabilities	-	5,944,375
Total Liabilities	6,736,010	7,047,084

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2018 and December 31, 2017	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock; par value $0.01 per share, 200,000,000 shares authorized;
124,290,418 and 122,049,958 shares issued and outstanding
at September 30, 2018 and December 31, 2017, respectively.	1,242,904	1,220,499
Additional Paid-In Capital	42,930,773	42,139,675
Accumulated Deficit	(39,893,026)	(37,971,049)
Total Shareholders’ Equity	4,285,751	5,394,225
Total Liabilities and Shareholders’ Equity	$11,021,761	$12,441,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales, net	$1,947,570	$1,030,095	$4,506,508	$3,508,748
Cost of Sales	912,466	389,170	1,961,935	1,318,021
Gross Profit	1,035,104	640,925	2,544,573	2,190,727

Operating Expenses:
Professional Fees	78,684	72,197	270,856	738,918
Depreciation and Amortization	153,572	145,760	468,778	453,834
Selling Expenses	368,733	319,807	1,004,393	870,287
Research and Development	129,924	79,747	372,234	128,512
Equity Compensation Expense (Note 7)	-	(20,597)	12,685	223,300
Consulting Fees	19,711	63,293	93,089	180,405
General and Administrative	598,679	696,028	1,999,485	2,078,252
Other	-	(319,388)	-	(319,388)
Total Operating Expenses	1,349,303	1,036,848	4,221,520	4,354,121
Loss from Operations	(314,199)	(395,923)	(1,676,947)	(2,163,394)

Other Income (Expense):
Amortization of Debt Discounts	(7,851)	(1,688)	(23,792)	(2,582)
Induced Conversion Costs	-	-	(57,201)	-
Interest Income	1,893	585	4,842	1,221
Interest Expense	(53,000)	(60,000)	(168,878)	(131,256)
Total Other Income (Expense)	(58,958)	(61,103)	(245,029)	(132,617)

Net Loss	$(373,158)	$(457,025)	$(1,921,977)	$(2,296,010)

Loss Per Share of Common Stock
Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Shares of Common Stock Outstanding	124,290,418	121,567,328	123,333,468	121,144,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	510,000	$5,100	122,049,958	$1,220,499	$42,139,675	$(37,971,049)	$5,394,225

Equity Compensation Expense					13,590		13,590
Common Stock Issued for Services Provided			362,500	3,625	33,875		37,500
Conversion of Notes Payable and Accrued Interest into Common Stock			1,877,960	18,780	686,432		705,212
Induced Conversion Costs					57,201		57,201
Net Loss for the Nine Months Ended September 30, 2018						(1,921,977)	(1,921,977)
Balance at September 30, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,930,773	$(39,893,026)	$4,285,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flow From Operating Activities:
Net Loss	$(1,921,977)	$(2,296,010)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	468,778	453,834
Amortization of Debt Discount	23,792	2,582
Equity Compensation Expense	13,590	221,808
Value of Equity Issued for Services	37,500	38,100
Induced Conversion Costs	57,201	-
Bad Debt Expense	64,434	163,882
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(513,312)	(245,985)
Inventory	449,736	(583,291)
Prepaid Expenses	(103,149)	(174,253)
Deposits on Merchandise	(185,893)	147,010
Deposits	(6,695)	-
Increase (Decrease) in:
Accounts Payable	300,888	613,769
Accrued Expenses	129,117	(51,355)
Accrued Interest	(57,122)	20,000
Deferred Rent	(781)	(5,820)
Customer Deposits	(1,817)	(22,632)
Net Cash Used in Operating Activities	(1,245,650)	(1,718,361)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(27,579)	(8,398)
Costs Incurred from Construction In Progress	(99,629)	-
Net Cash Used in Investing Activities	(127,208)	(8,398)

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants	-	48,750
Proceeds from Convertible Notes	-	6,000,000
Net Cash Provided by Financing Activities	-	6,048,750
Increase (Decrease) In Cash and Cash Equivalents	(1,372,858)	4,321,991
Cash and Cash Equivalents - Beginning	4,550,003	948,324
Cash and Cash Equivalents – Ending	$3,177,145	$5,270,315

Supplemental Cash Flow Information:
Cash Paid For Interest	$226,000	$111,256
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities :
Establishment of discount on convertible debt	$-	$61,904
Reclassification of demo equipment from inventory to property and equipment	$-	$210,154
Conversion of Convertible Note Payable and Accrued Interest into Common Stock	$705,212	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc. (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through its premier Binary Ionization Technology® (BIT™) platform, under which it manufactures, licenses, services and sells its SteraMist™ brand of products, including SteraMist™ BIT™, a hydrogen peroxide-based mist and fog.

Invented under a defense grant in association with the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (“EPA”) and uses a low percentage hydrogen peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical (.OH ion), known as ionized Hydrogen Peroxide (“iHP™”). Represented by the SteraMist™ brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

                TOMI’s products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, universities and research facilities, vivarium labs, all service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, and athletic facilities. TOMI products are also used in single-family homes and multi-unit residences.

                TOMI’s mission is to help its customers create a healthier world through its product line in its divisions (Healthcare, Life Sciences, TOMI Service Network and Food Safety) and its motto is “innovating for a safer world” for healthcare and life.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three and nine months ended September 30, 2018 was approximately $0 and $64,000, respectively. Bad debt expense for the three and nine months ended September 30, 2017 was approximately $103,000 and $164,000, respectively.

At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $325,000 and $500,000, respectively.

As of September 30, 2018, three customers accounted for 47% of accounts receivable. One customer accounted for 32% of net revenue for the three months ended September 30, 2018 and one customer accounted for 16% of net revenue for the nine months ended September 30, 2018.

As of December 31, 2017, two customers accounted for 24% of accounts receivable. Three customers accounted for 39% of net revenue for the three months ended September 30, 2017 and two customers accounted for 24% of net revenue for the nine months ended September 30, 2017.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods. At September 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Accounts Payable

As of September 30, 2018, and December 31, 2017, one vendor accounted for approximately 58% and 45% of total accounts payable, respectively.

For the three and nine months ended September 30, 2018, one vendor accounted for 80% and 76% of cost of goods sold, respectively. For the three and nine months ended September 30, 2017, one vendor accounted for 72% and 69% of cost of goods sold, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2018, and December 31, 2017, our warranty reserve was $5,000.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2018 and December 31, 2017. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Leases

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date that the Company takes possession of or controls the physical use of the property. Deferred rent is included in other liabilities on the consolidated balance sheet.

We record landlord allowances and incentives received as deferred rent based on their short-term or long-term nature.  These landlord allowances are amortized over the reasonably assured lease term as a reduction of rent expense. Additionally, payments made by us and reimbursed by the landlord for improvements deemed to be lessor assets have no impact on the Statements of Income. We consider improvements to be a lessor asset if all of the following criteria are met:

●
the lease specifically requires the lessee to make the improvement;
●
the improvement is fairly generic;
●
the improvement increases the fair value of the property to the lessor; and
●
the useful life of the improvement is longer than the lease term.

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

Potentially dilutive securities as of September 30, 2018 consisted of 9,814,805 shares of common stock from convertible debentures, 26,375,611 shares of common stock issuable upon exercise of outstanding warrants, 320,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 37.0 million and 47.5 million shares of common stock were outstanding at September 30, 2018 and 2017, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended September 30,
	2018 (Unaudited)	2017 (Unaudited)
Net loss	$(373,158)	$(457,025)
Adjustments for convertible debt - as converted
Interest on convertible debt	53,000	60,000
Amortization of debt discount on convertible debt	7,851	1,688
Net loss attributable to common shareholders	$(312,307)	$(395,337)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,290,418	121,567,328
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)

	Nine Months Ended September 30,
	2018 (Unaudited)	2017 (Unaudited)
Net loss	$(1,921,977)	$(2,296,010)
Adjustments for convertible debt - as converted
Interest on convertible debt	168,878	131,256
Amortization of debt discount on convertible debt	23,792	2,582
Net loss attributable to common shareholders	$(1,729,307)	$(2,162,172)
Weighted average number of shares of common stock outstanding:
Basic and diluted	123,333,468	121,144,339
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.02)

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Net Revenue

Product and Service Revenue

	Three Months Ended September 30, (Unaudited)
	2018	2017
SteraMist Product	$1,613,000	$792,000
Service and Training	335,000	238,000
Total	$1,948,000	$1,030,000

	Nine Months Ended September 30, (Unaudited)
	2018	2017
SteraMist Product	$3,723,000	$2,713,000
Service and Training	784,000	796,000
Total	$4,507,000	$3,509,000

Revenue by Geographic Region

	Three Months Ended September 30, (Unaudited)
	2018	2017
United States	$1,754,000	$755,000
International	194,000	275,000
Total	$1,948,000	$1,030,000

	Nine Months Ended September 30, (Unaudited)
	2018	2017
United States	$3,545,000	$2,497,000
International	962,000	1,012,000
Total	$4,507,000	$3,509,000

Product revenue includes sales from our standard and customized equipment, solution and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

               Service and training revenue include sales from our high-level decontamination and service engagements, validation of our equipment and technology and customer training. Service revenue is recognized as the agreed upon services are rendered to our customers in an amount that reflects the consideration we expect to receive in exchange for those services.

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

Contract Balances

As of September 30, 2018, and December 31, 2017 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Equity Compensation Expense

We account for equity compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the nine months ended September 30, 2018, the Company issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2018 and 2017.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2018 were approximately $44,000 and $156,000, respectively. Advertising and promotional expenses for the three and nine months ended September 30, 2017, were approximately $11,000 and $39,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2018, research and development expenses were approximately $130,000 and $372,000, respectively. For the three and nine months ended September 30, 2017, research and development expenses were approximately $80,000 and $129,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $52,000 and $143,000 for the three and nine months ended September 30, 2018, respectively. Shipping and handling costs included in general and administrative expense were approximately $32,000 and $84,000 for the three and nine months ended September 30, 2017, respectively.

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

NOTE 3. INVENTORIES

Finished goods inventory at September 30, 2018 and December 31, 2017 was $3,069,148 and $3,518,884, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at:

	September 30,	December 31,
	2018 (Unaudited)	2017
Furniture and fixtures	$91,216	$91,216
Equipment	1,192,293	1,192,293
Vehicles	60,703	56,410
Computer and software	136,604	113,319
Leasehold improvements	15,554	15,554
Construction in Progress	99,629	-
	1,595,999	1,468,792
Less: Accumulated depreciation	947,616	755,969
	648,384	$712,822

For the three and nine months ended September 30, 2018, depreciation was $61,195 and $191,647, respectively. For the three and nine months ended September 30, 2017, depreciation was $53,383 and $176,703, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $277,131 for the three and nine months ended September 30, 2018 and 2017, respectively.

Definite life intangible assets consist of the following:

	September 30, 2018 (Unaudited)	December 31, 2017

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	2,016,899	1,739,768
Intangible Assets, net	$831,401	$1,108,532

Indefinite life intangible assets consist of the following:

Trademarks	$440,000	$440,000
Total Intangible Assets, net	$1,271,401	$1,548,532

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending September 30,	Amount

2019	$370,000
2020	370,000
2021	92,000
2022	-
2023	-
$832,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three and nine months ended September 30, 2018 was $53,000 and $168,878, respectively. Interest expense related to the Notes for the three and nine months ended September 30, 2017 was $60,000 and $131,256, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. The Company recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the three and nine months ended September 30, 2018 was $7,851 and $23,792, respectively. Amortization expense for the three and nine months ended September 30, 2017 was $1,688 and $2,582, respectively.

In February and March 2018, we extended the maturity date of the Notes—we extended the maturity dates for $5,300,000 of principal on the Notes to April 1, 2019 and $700,000 in principal of the Notes to June 8, 2019. No additional consideration was paid or accrued by the Company. The stated rate of the Notes was unchanged, and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

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

Convertible notes consist of the following at:

	September 30, 2018 (Unaudited)	December 31, 2017

Convertible notes	$5,300,000	$6,000,000
Initial discount	(57,106)	(61,904)
Accumulated amortization	25,274	6,279
Convertible notes, net	$5,268,167	$5,944,375

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2018 and December 31, 2017, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2018 and December 31, 2017, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the nine months ended September 30, 2017, the Company issued 249,824 shares of common stock valued at $38,100 for professional services rendered, of which the Company issued 200,000 shares that were valued at $32,000 and issued to our board of directors.

In August 2017, warrants to purchase 375,000 and 600,000 shares of common stock were exercised, which resulted in gross proceeds to the Company of $18,750 and $30,000, respectively.

During the nine months ended September 30, 2018, we issued 362,500 shares of common stock valued at $37,500 to members of our board of directors (see Note 9).

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

The following table summarizes stock options outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)		December 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	200,000	$0.76
Granted	120,000	$0.12	—	—
Exercised	—	—	—	—
Outstanding, end of period	320,000	$0.52	200,000	$0.76

Options outstanding and exercisable by price range as of September 30, 2018 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	2.27	20,000	$0.05
$0.10	20,000	9.33	20,000	$0.10
$0.12	100,000	4.27	100,000	$0.12
$0.27	40,000	6.26	40,000	$0.27
$0.55	100,000	7.35	100,000	$0.55
$2.10	40,000	1.26	40,000	$2.10
	320,000	5.30	320,000	$0.52

Stock Warrants

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

The following table summarizes the outstanding common stock warrants as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,501,411	$0.33	37,076,413	$0.31
Granted	-	-	4,774,998	0.24
Exercised	-	-	(975,000)	0.05
Expired	(9,125,800)	(0.30)	(5,375,000)	0.13
Outstanding, end of period	26,375,611	$0.34	35,501,411	$0.33

Warrants outstanding and exercisable by price range as of September 30, 2018 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.10	265,000	3.78	265,000	$0.10
$0.12	7,500,000	2.53	7,500,000	$0.12
$0.17	10,000	4.07	10,000	$0.17
$0.27	250,000	3.25	250,000	$0.27
$0.29	10,125,613	2.05	10,125,613	$0.29
$0.30	3,300,000	0.42	3,300,000	$0.30
$0.32	250,000	3.00	250,000	$0.32
$0.33	75,000	0.01	75,000	$0.33
$0.42	250,000	2.75	250,000	$0.42
$0.50	250,000	2.50	250,000	$0.50
$0.55	100,000	2.33	100,000	$0.55
$0.69	999,998	1.47	999,998	$0.69
$1.00	3,000,000	1.59	3,000,000	$1.00
	26,375,611	2.24	26,375,611	$0.34

There were no unvested warrants outstanding as of September 30, 2018.

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

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commences on December 1, 2018 and provides for annual rent of $143,460, contains an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement

Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending September 30,	Amount
2019	$120,000
2020	146,000
2021	150,000
2022	155,000
2023	159,000
Thereafter	915,000
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

Product Liability

As of September 30, 2018, and December 31, 2017, there were no claims against us for product liability.

NOTE 9. CONTRACTS AND AGREEMENTS

Manufacturing Agreement

In November 2016, we entered into a manufacturing and development agreement with RG Group Inc. The agreement does not provide for any minimum purchase commitments and is for a term of two years with provisions to extend. The agreement also provides for a warranty against product defects for one year.

As of September 30, 2018, and December 31, 2017, balances due to RG Group, Inc. accounted for approximately 58% and 45% of total accounts payable, respectively. For the three and nine months ended September 30, 2018, RG Group, Inc. accounted for 80% and 76% of cost of goods sold, respectively. For the three and nine months ended September 30, 2017, RG Group, Inc. accounted for 72% and 69% of cost of goods sold, respectively.

Agreements with Directors

In December 2017, we increased the annual board fee to directors to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. The board fee also includes the issuance of 75,000 shares of common stock on an annual basis. For the nine months ended September 30, 2018, we issued an aggregate of 362,500 shares of common stock that were valued at $37,500 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of September 30, 2018, we had entered into 78 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

            Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2018 (Unaudited)	December 31, 2017
Commissions	$132,666	$115,506
Payroll and related costs	147,023	43,484
Director fees	41,250	27,750
Accrued warranty	5,000	5,000
Other accrued expenses	70,374	75,396
Total	$396,313	$267,136

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

The following table presents warranty reserve activities at:

	September 30, 2018 (Unaudited)	December 31, 2017
Beginning accrued warranty costs	$5,000	$-
Cost of warranty claims	-	-
Settlement of warranty claims	(3,045)	(5,731)
Provision for product warranty costs	3,045	10,731
Ending accrued warranty costs	$5,000	$5,000

NOTE 12. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of September 30, 2018, three customers accounted for 47% of accounts receivable. One customer accounted for 32% of net revenue for the three months ended September 30, 2018 and one customer accounted for 16% of net revenue for the nine months ended September 30, 2018.

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

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist™ brand of products, including SteraMist™ BIT™, a hydrogen peroxide-based mist and fog.

In response to the 2001 Anthrax spore attacks, the United States Defense Advanced Research Projects Agency (“DARPA”) and a leading defense company, Titan Corporation, developed BIT™ to defend against chemical and biological agents under a DARPA grant. In June 2005, L-3 Communications, Inc. (“L-3”) a leading defense company, acquired the technology through the acquisition of Titan Corporation. In 2011, TOMI recognized the importance of this disruptive and innovative technology and, after two years of negotiations, in April 2013, won the right to purchase the technology from L-3. Subsequently, we began the long process of registering BIT™ with the Environmental Protection Agency (“EPA”), using good laboratory practice testing, as a hospital-healthcare disinfectant. TOMI introduced SteraMist™ to the commercial market in June 2013, using our inherited and pre-existing EPA mold label. In June 2015, we successfully registered SteraMist™ BIT™ as a hospital-healthcare disinfectant for use as a misting/fogging agent, at which time it became the first EPA-registered hospital-healthcare and general disinfectant registered solution and technology disinfection system on the market.

TOMI’s cold plasma technology produces ionized Hydrogen Peroxide (iHP™), a mist/fog consisting of Reactive Oxygen Species, mainly hydroxyl radicals (“OH”). The technology converts TOMI’s BIT™ solution, a low-percentage hydrogen peroxide solution, the only active ingredient of BIT™, to OH by passing it through an atmospheric cold plasma arc.

Markets

TOMI’s SteraMist™ products are designed to address multiple industries with various needs. Presently, our operations are organized into four main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network and Food Safety.

TOMI is committed to global customer satisfaction and client retention in all of our divisions. Our core values are a commitment to reducing harmful pathogens and combating public health threats worldwide, which are evidence by our motto of “Innovating for a Safer World®”.

Regulation and Registrations

Under United States federal guidelines, TOMI is required to register with the EPA and certain state regulatory authorities as a seller of our solution and technology. In June 2015, SteraMist™ BIT™ was registered with the EPA as a hospital-healthcare disinfectant for use as a misting/fogging agent. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control and air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include Clostridium difficile spores (C. diff), Methicillin-resistant Staphylococcus aureus (MRSA), and influenza virus H1N1. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 2017, our product line was one of 53 published on the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, the EPA’s K List, and in December 2017, SteraMist™ earned publications on EPA Lists G, L and M, which pertain to norovirus, Ebola, and avian influenza (H5N1), respectively. Since 2016, the SteraMist™ BIT™ EPA-registered label has been accepted in all 50 U.S. states, which registrations we continue to maintain.

We have expanded our SteraMist™ BIT™ Technology beyond the initial chemical and biological warfare applications to the killing of problem and resistant microorganisms (including spores) in a wide variety of commercial settings. SteraMist™ BIT™ is designed to provide fast-acting biological six-log kill, which is a 99.9999% kill, and work in hard-to-reach areas, while leaving no residue or noxious fumes.

All of our SteraMist™ products are fully validated to comply with good manufacturing practice standards, have received Conformité Européene marks in the European Economic Area and are approved by Underwriters Laboratory. Our solution is manufactured at an EPA-registered solution blender and our products are manufactured in an ISO 9001 certified facility.

Products

We now offer our customers a wide range of innovative products designed to be easily incorporated into current disinfection and decontamination procedures. Further, we offer equipment installations, qualifications, and maintenance and are structured to address iHP® service disinfection and decontamination needs globally.

Divisions

Hospital-Healthcare

In 2018, TOMI launched the E-Z SteraMist™ Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist™ Surface Unit and all accompanying supplies. Our product is designed to make the terminal cleaning of patient rooms easier and faster than traditional manual cleans. We believe that our E-Z SteraMist™ Disinfection Cart will allow our customers within the Hospital-Healthcare industry to address the growing concern regarding the level of hospital acquired infections (“HAIs”) and multiple drug resistant organisms.

Life Sciences

TOMI’s SteraMist™. Environment System, SteraMist™ Complete Room System, SteraMist™ Select Surface Unit, iHP™ implementation to decontamination chambers and cage washers, and our iHP® Service Division, are designed to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and validations processes within the life sciences industry.

TOMI Service Network

The TOMI Service Network (“TSN”) division is a network comprised of professionals who are exclusively licensed and trained to use SteraMist™ products. TSN sells, trains and services professional remediation companies in the use of SteraMist™. These companies specialize in mold abatement, water damage (including damage from black and grey water) and fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, TSN is comprised of 83 such companies throughout the United States and Canada. TSN members use SteraMist™ as a standalone service or incorporate our products into their existing business. TOMI derives a continuous revenue stream from our TSN customers through recurring purchases of our BIT™ solution.

Food Safety

TOMI recently launched a Food Safety division. Food safety is quickly becoming one of our largest targeted markets, as we believe it presents the potential for substantial growth, particularly in light of the implementation of rules in the United States under the U.S. Food and Drug Administration (“FDA”) Food Safety Modernization Act and in Canada under the Safe Food for Canadians Act and the Safe Food for Canadians Regulations, the latter two of which will become effective in January 2019. In part due to this increased focus on concerns over food safety in North America and globally, in general, we recently submitted to the EPA and FDA a request to expand our current labels from the treatment of food processing machinery, restaurants and food contact areas where food has been removed to include direct food contact and growing crops applications.

Initially, we intend to target the following segments, with an initial emphasis on the profitable organic market:

●
Growing crops
●
Transportation of produce and food storage
●
Food processing

In each area, our main goal is to prevent or minimize food decay without utilizing harsh chemicals that leave toxic residues.

In the crops' application, we are targeting crops grown indoors, in particular, including high value crops such as vegetables grown in greenhouses and medical cannabis, the latter of which represents a rapidly expanding market. Additionally, with the help of partners, we have explored and obtained positive preliminary results from the application of SteraMist™ to a particular disease that afflicts mushrooms.

We believe that the treatment of truck trailers and containers to prevent pathogen cross-contamination between cargo is a high priority market based on its volume and potential. Recently, we treated certain rooms utilized by a large global distributor for apple storage and successfully demonstrated a clear pathogen reduction.

Food processing premises (including industrial kitchens) and equipment both require constant sanitation to prevent the spread of foodborne illnesses. We continue to seek to identify opportunities to apply our SteraMist™ products within this segment.

As reported in an article published in the International Journal of Food Microbiology by the United States Department of Agriculture (“USDA”) and Public Health Dept. of Harvard University, research has shown that SteraMist™ is effective in reducing harmful microbes, such as Escherichia coli, Salmonella Typhimurium, and Listeria innocua, that are found on the surfaces of tomatoes, spinach leaves, and cantaloupe rinds. SteraMist™ has also reduced harmful pathogens on chicken breasts and eggs, as demonstrated by research from the Department of Poultry Science at the University of Arkansas and published in the Journal of Applied Poultry Science.

TOMI and a corporate partner have continued agricultural testing with the USDA to determine the efficacy of SteraMist™ against viral threats to honey bees and hives. Initial results from such testing suggest that SteraMist™ may be effective in inactivating such viral threats. Additionally, in the third quarter of 2018, TOMI partnered with a major global agricultural seed distributor to begin testing the efficacy of SteraMist™ against common viral, fungal and bacterial threats to corn seeds and other large and small seeds. While such testing continues, to the extent the results indicate efficacy, we intend to pursue available opportunities within the seed development industry.

Recent Events

In 2017, TOMI trained and contracted independent manufacturing representatives for our Life Sciences division, and in 2018, we focused on hiring a direct sales team and contracting independent manufacturing representatives for our Hospital-Healthcare division. We continue to build our international presence and recently added distributors and representatives in Asia, Australia, Europe and South America.

In January 2018, we appointed our new Chief Operating Officer, Elissa Shane, who had previously served us in other roles for several years, and in September 2018, we announced the appointment of Dr. Lim Boh Soon to our board of directors.

Since early 2017, we have further advanced our intellectual property portfolio. We hold a variety of intellectual property both domestically and internationally-registered design and utility patents, and registered trademarks, both word and image, with some marks registered across four separate classes. TOMI continues to renew a total of twenty-one (21) patents and seven (7) trademarks. Since 2017, TOMI has added a total of sixteen (16) patents and fifteen (15) trademarks and we are waiting for acceptance of eight (8) additional patents and six (6) additional registered trademarks.

Highlights

In August 2018, we announced that SwedishAmerican, a division of UW Health, recently purchased a significant number of SteraMist™ disinfection units for use throughout its hospital in Rockford, Illinois. Given SwedishAmerican Hospital’s satisfaction with the purchase of the first SteraMist™ Surface Unit, it determined that expanding use of SteraMist™ hospital-wide with a purchase of an additional 10 SteraMist™ units would allow the hospital to disinfect additional departments to proactively reduce the transference of harmful pathogens in a variety of spaces. Planned use sites for the newly purchased systems include Intensive Care Units, inpatient beds, the emergency department and the continued use and expansion in operating rooms.

In September 2018, we announced the addition of our first U.S. Department of Veterans Affairs hospital to a growing list of U.S. hospitals. The protocol TOMI implemented for this facility will use one gallon of BIT™ solution per operating room, and the facility will be treating eight operating rooms nightly, in addition to using the handheld units in patient rooms and waiting areas.

We continue to participate in a large study (“SHIELD study”) that compares hospital manual cleans to a SteraMist™ clean. The study is being conducted at three Los Angeles Public Heath Hospitals, LAC-USC Medical Center, UCLA Olive View Medical Center and Harbor-UCLA Medical Center. Early study details have demonstrated progress and more recent data shows that there is a significant decrease in the transference of HAIs in the rooms that used SteraMist™ for their terminal clean, as compared to the manual clean rooms. Further results will be released as obtained from each of the lead investigators.

The positive results to date from the SHIELD study have led to a partnership with MaxAir, a purifying respiratory protection helmet. This high-tech helmet will be worn by hospital Environmental Service employees and outside service providers during TOMI’s hospital terminal clean. TOMI has developed a terminal clean protocol of approximately one hour in connection with our MaxAir partnership. TOMI has also recently partnered with MaxAir’s national sales team, which regularly sells to the infection disease/safety market in the healthcare industry. TOMI and MaxAir have partnered and hired manufacturing sales representatives, sales groups and companies to sell and promote SteraMist™ along with MaxAir. TOMI will manage the orders and logistics of training and supplies to the end users. We believe this partnership will enable us to penetrate the United States healthcare market more effectively.

In September 2018, we manufactured, delivered and installed an iHP™ Complete Room system for a Life Science U.S. customer, and permanently installed 20 applicators spread among four separate suites and controlled by panels mounted in a single location. Further, in September 2018, we implemented into a decontamination chamber and validated an iHP™ Complete Room system for a well-renowned university.

We continue to see demand in the life science and academic marketplace, both domestically and internationally for our technology. Many of our platinum Life Science customers include Bristol-Myers Squibb, Merck, Novartis, Pfizer, Medimmune and Emergent.

During 2018, we have added 13 new members to our TSN network, which brings the total number of TSN contracts to 83 domestic companies. In July 2018, we announced the expansion of our TSN network into Canada with the addition of our first Canada-based service provider, and we recently added a second Canada-based member during the third quarter of 2018.

We have partnered with the Global BioRisk Advisory Council (“GBAC”) to use SteraMist™ as one of the training technologies taught in its certification classes and used during decontamination of everyday crises and forensic restoration scenes.

In September 2018, TOMI launched the Forensic Restoration Service Team (“FRST”), a TOMI-certified forensic restoration and crime clean network. The network is comprised of service providers who are certified and specialize in forensic restoration, mass casualty cleanup, crime scene cleanup, suicide cleanup, unattended death cleanup, hoarding and bio-recovery. Participating FRST members will receive specialized training and certifications by GBAC. Currently, we have two certified FRST forensic restoration professional's members.

Recently, the World Health Organization (“WHO”) identified SteraMist™ as the only “Disinfecting solution and technology” in its 2016–2017 “WHO compendium of innovative health technologies for low-resource settings”. As part of its selection process, the 562 technologies were evaluated by 35 internal WHO staff and 87 external reviewers, who presented no conflict of interest. Once the evaluations were received and compiled, a total of 39 prototypes and 29 commercially available products were selected and are presented in the compendium in order to illustrate certain innovative technologies that can empower healthcare workers and might support people and patients to have a healthier life.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.

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

Contract Balances

As of September 30, 2018, and December 31, 2017, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method. Inventories consist primarily of finished goods. At September 30, 2018 and December 31, 2017, we did not have a reserve for slow-moving or obsolete inventory.

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

Leases

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date that the Company takes possession of or controls the physical use of the property. Deferred rent is included in other liabilities on the consolidated balance sheet.

We record landlord allowances and incentives received as deferred rent based on their short-term or long-term nature.  These landlord allowances are amortized over the reasonably assured lease term as a reduction of rent expense. Additionally, payments made by us and reimbursed by the landlord for improvements deemed to be lessor assets have no impact on the Statements of Income. We consider improvements to be a lessor asset if all of the following criteria are met:

●
the lease specifically requires the lessee to make the improvement;
●
the improvement is fairly generic;
●
the improvement increases the fair value of the property to the lessor; and
●
the useful life of the improvement is longer than the lease term.

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

Equity Compensation Expense

We account for equity compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, we issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the nine months ended September 30, 2018, we issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2018 and 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. We adopted ASU Nos. 2014-09 and 2015-14 on January 1, 2018 on a modified retrospective basis, which did not impact our beginning accumulated deficit and additional paid-in capital.

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

Financial Operations Overview

Our financial position as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018 (Unaudited)	December 31, 2017

Total shareholders’ equity	$4,286,000	$5,394,000
Cash and cash equivalents	$3,177,000	$4,550,000
Accounts receivable, net	$2,285,000	$1,836,000
Inventories	$3,069,000	$3,519,000
Deposits	$186,000	$-
Current liabilities	$6,736,000	$1,103,000
Long-term liabilities	$-	$5,944,000
Working capital	$2,355,000	$9,073,000

During the nine months ended September 30, 2018, our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $1,246,000.

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months
	Ended September 30, (Unaudited)
	2018	2017
Revenues, Net	$1,948,000	$1,030,000
Gross Profit	$1,035,000	$641,000
Total Operating Expenses (1)	$1,349,000	$1,037,000
Loss from Operations	$(314,000)	$(396,000)
Total Other Income (Expense)	$(59,000)	$(61,000)
Net Loss	$(373,000)	$(457,000)
Basic Net Loss per Share	$(0.00)	$(0.00)
Diluted Net Loss per Share	$(0.00)	$(0.00)

(1)
Includes approximately $0 and ($20,597) in non-cash equity compensation expense for the three months ended September 30, 2018 and 2017, respectively.

Net Revenue

Sales

Revenue was approximately $1,948,000 and $1,030,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $918,000, or 89%, in the current year period.

The increase in sales in the current year period was attributable to large equipment orders from new customers, and steady repeat solution orders from our existing customer base.

Product and Service Revenue

	Three Months Ended September 30, (Unaudited)
	2018	2017
SteraMist Product	$1,613,000	$792,000
Service and Training	335,000	238,000
Total	$1,948,000	$1,030,000

Revenue by Geographic Region

	Three Months Ended September 30, (Unaudited)
	2018	2017
United States	$1,754,000	$755,000
International	194,000	275,000
Total	$1,948,000	$1,030,000

Cost of Sales

Cost of sales was approximately $912,000 and $389,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $523,000, or 134%, in the current year period. The primary reason for the increase in cost of sales is attributable to the increase in revenue and the related product mix in the current year period as compared to the prior year period.

Professional Fees

Professional fees were approximately $79,000 and $72,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of approximately $7,000, or 10%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization were approximately $154,000 and $146,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $8,000, or 5%, in the current year period.

Selling Expenses

Selling expenses were approximately $369,000 and $320,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $49,000, or 15%, in the current year period. The increase in selling expenses is attributable to higher salaries due to increases in headcount and marketing and advertising costs incurred in the current year period as compared to the prior year period. Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $130,000 and $80,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $50,000, or 63%, in the current year period. The primary reason for the increase is attributable to current and ongoing studies and testing of our product in connection with hospital terminal cleans. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which consists of non-cash charges, was $0 and ($21,000) for the three months ended September 30, 2018 and 2017, respectively.

Consulting Fees

Consulting fees were approximately $20,000 and $63,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately $43,000, or 68%, in the current year period. The decrease in the current year period is due to increased consulting fees incurred in the prior year period in connection with the expansion of our EPA label.

General and Administrative Expense

General and administrative expense was approximately $599,000 and $696,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $97,000, or 14%, in the current year period. The primary reason for the decrease is attributable to lower payroll costs for the current year period. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $8,000 and $1,700 during the three months ended September 30, 2018 and 2017, respectively. Amortization of debt discount in the three months ended September 30, 2018 consisted of the amortization of debt discount on the $5,300,000 principal amount of unregistered senior callable convertible promissory notes (the “Notes”) issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was approximately $1,900 and $600 for the three months ended September 30, 2018 and 2017, respectively.

Interest expense was approximately $53,000 and $60,000 for the three months ended September 30, 2018 and 2017, respectively. Interest expense for the three months ended September 30, 2018 and 2017 consisted of the interest incurred on the $5,300,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $373,000 and $457,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $84,000, or 18%, in the current year period. The primary reasons for the decrease in net loss are attributable to:

●
Higher revenue and gross profit of approximately $918,000 and $394,000, respectively, offset by;
●
Higher operating expenses of approximately $312,000.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months
	Ended September 30, (Unaudited)
	2018	2017
Revenues, Net	$4,507,000	$3,509,000
Gross Profit	$2,545,000	$2,191,000
Total Operating Expenses (1)	$4,222,000	$4,354,000
Loss from Operations	$(1,677,000)	$(2,163,000)
Total Other Income (Expense)	$(245,000)	$(133,000)
Net Loss	$(1,922,000)	$(2,296,000)
Basic Net Loss per Share	$(0.02)	$(0.02)
Diluted Net Loss per Share	$(0.02)	$(0.02)

(1) Includes approximately $13,000 and $223,000 in non-cash equity compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

Net Revenue

Sales

Revenue was approximately $4,507,000 and $3,509,000 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $998,000, or 28%, in the current year period.

The increase in sales in the current year period was attributable to large equipment orders from new customers, and steady repeat solution orders from our existing customer base.

Product and Service Revenue

	Nine Months Ended September 30, (Unaudited)
	2018	2017
SteraMist Product	$3,723,000	$2,713,000
Service and Training	784,000	796,000
Total	$4,507,000	$3,509,000

Revenue by Geographic Region

	Nine Months Ended September 30, (Unaudited)
	2018	2017
United States	$3,545,000	$2,497,000
International	962,000	1,012,000
Total	$4,507,000	$3,509,000

Cost of Sales

Cost of sales was approximately $1,962,000 and $1,318,000 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $644,000, or 49%, in the current year period. The primary reason for the increase in cost of sales is attributable to the increase in revenue and the related product mix in the current year period as compared to the prior year period.

Professional Fees

Professional fees were approximately $271,000 and $739,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately $468,000 , or 63%, in the current year period. The decrease is attributable to professional fees incurred in the prior year period in connection with our increased efforts to protect and strengthen our intellectual property and our lawsuit with Astro Pak Corporation, which we settled in July 2017. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization were approximately $469,000 and $454,000 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $15,000, or 3%, in the current year period.

Selling Expenses

Selling expenses were approximately $1,004,000 and $870,000 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $134,000, or 15%, in the current year period. The increase in selling expenses is attributable to higher salaries due to increases in headcount and marketing and advertising costs incurred in the nine months ended September 30, 2018 as compared to the prior year period. Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $372,000 and $129,000 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $243,000, or 188%, in the current year period. The primary reason for the increase is attributable to current and ongoing studies and testing in connection with our product related to more effective and quicker hospital terminal cleans. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense, which consists of non-cash charges, was approximately $13,000 and $223,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $210,000, or 94%, in the current year period. The decrease in equity compensation expense relates to a one-time charge of $196,000 incurred in the prior year period in connection with the modification of warrants.

Consulting Fees

Consulting fees were approximately $93,000 and $180,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately $87,000, or 48%, in the current year period. The decrease in consulting fees relates to a one-time fee that was incurred in the prior year period with no such charge in the current period.

General and Administrative Expense

General and administrative expense was approximately $1,999,000 and $2,078,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $79,000, or 4%, in the current year period. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $24,000 and $3,000 during the nine months ended September 30, 2018 and 2017, respectively. Amortization of debt discount in the nine months ended September 30, 2018 consisted of the amortization of debt discount on the $5,300,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the nine months ended September 30, 2018 were incurred in connection with the conversion of $700,000 convertible note payable

Interest income was approximately $5,000 and $1,000 for the nine months ended September 30, 2018 and 2017, respectively.

Interest expense was approximately $169,000 and $131,000 for the nine months ended September 30, 2018 and 2017, respectively. Interest expense for both the current and prior year periods consisted of the interest incurred on the $5,300,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $1,922,000 and $2,296,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $374,000, or 16%, in the current year period. The primary reasons for the decrease in the net loss are attributable to:

●
Higher revenue and gross profit of approximately $998,000 and $354,000, respectively;
●
Lower operating expenses of approximately $132,000, offset by;
●
Higher interest expense of approximately $38,000; and
●
Induced conversion costs of approximately $57,000.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of approximately $3,177,000 and working capital of approximately $2,355,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In September 2016, our common stock was up-listed to the OTCQX Best Market. We intend to apply to further up-list our common stock to a national securities exchange in the future. Due to the applicable qualitative and quantitative standards required to successfully list on a national securities exchange, we may need to raise additional capital in order to meet such benchmarks. If we fail to satisfy the applicable listing standards of a national securities exchange, we may be unable to successfully list our common stock on such an exchange.

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

For the nine months ended September 30, 2018 and 2017, we incurred losses from operations of approximately $1,677,000 and $2,163,000, respectively.  Cash used in operations was approximately $1,246,000 and $1,718,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Management has taken and will endeavor to continue to take a number of actions designed to improve our results of operations and the related cash flows generated from operations in order to strengthen our financial position, including the following:

●
Expansion of our label with the EPA to further our product registration internationally;
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

Operating Activities

Cash used in operating activities was approximately $1,246,000 and $1,718,000 for the nine months ended September 30, 2018 and 2017, respectively. Cash used in operating activities decreased in the current year period approximately $472,000 as compared to the prior year period primarily due to a decrease in our inventory.

Investing Activities

Cash used in investing activities was approximately $127,000 and $8,000, respectively, for the nine months ended September 30, 2018 and 2017. The increase of approximately $119,000 is due to the costs incurred in connection with our construction in progress.

Financing Activities

Cash provided by financing activities was $0 for the nine months ended September 30, 2018.

Cash provided by financing activities for the nine months ended September 30, 2017 consisted of the $6,049,000 in aggregate gross proceeds received from the issuance of the Notes and the exercise of warrants.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 above.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  We are a smaller reporting company as defined by Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to disclose the information required by this Item 3 pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. Regardless of the outcome, any litigation could have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

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

None

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 14, 2018	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Nick Jennings
Nick Jennings
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.