Form 10-K
period 2018-12-31
TOMI Environmental Solutions, Inc.
filed 2019-04-01
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,980,134, based upon the closing price of the registrant’s common stock as reported on the OTCQX Marketplace on such date.

As of March 15, 2019, the registrant had 124,690,418 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

Item 1.
BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, the “Company”, “we”, “our” and “us”) is a global company that specializes in disinfection and decontamination essentials using its premier Binary Ionization Technology® (“BIT™”)platform through the manufacturing, licensing, servicing, and selling of its SteraMist® brand of products. SteraMist is a hydrogen peroxide-based mist/fog registered with the U.S. Environmental Protection Agency (“EPA”) as a hospital-healthcare and effective broad-spectrum surface disinfectant. Our operating structure consists of four divisions: Hospital-HealthCare, Life Sciences, TOMI Service Network (“TSN®”) and Food Safety. We provide environmental solutions for indoor and outdoor surface and air decontamination. Our mission is to help create a healthier world through the implementation and integration of our state-of-the-art product line and set of services, remaining committed to our motto, Innovating for a Safer World®.

TOMI introduced SteraMist® to the commercial market in June 2013. In June 2015, we successfully registered SteraMist® BIT™ as a hospital-healthcare disinfectant for use as a misting/fogging agent, at which time it became the first EPA-registered hospital-healthcare and general disinfectant registered solution and technology disinfection system on the market.

We have expanded our SteraMist® BIT™ Technology beyond the initial chemical and biological warfare applications to the killing of problem and resistant microorganisms, including spores, in a wide variety of commercial settings. SteraMist® BIT™ is designed to provide fast-acting biological six-log kill (a 99.9999% kill) in even the hardest-to-reach areas, while leaving no residue or noxious fumes.

We currently disinfect and decontaminate a variety of large and small indoor spaces threatened and thought to be threatened by biological pathogens and chemical agents for our domestic and international target markets. SteraMist® is used in the control of the spread of microorganisms and infectious diseases in a variety of use sites under our four (4) divisions, including hospitals, healthcare facilities (acute & chronic care), bio-safety labs of all levels including the most stringent BSL-3 and BSL-4, pharmaceutical (compounding and manufacturing), biodefense, isolation and transfer chambers, bio-safety cabinets (BSCs), food safety and other commercial and residential settings.

We believe we have the potential to become the industry standard in the prevention of transference and the overall solution for the concern regarding the level of healthcare acquired infections around the world, the impact of increased regulatory inspection of cleaning and validation processes for both pharmaceutical and food processing facilities, and the increased concern of bacterial, viral and mold infections that affects our industries, functionality, and communities’ everyday living.

Our Technology

BIT™ was developed in response to Amerithrax, the weaponized anthrax spore attacks that occurred in Washington, D.C. shortly after the September 11, 2001 U.S. terrorist attacks. BIT™ is a patented process that aerosolizes and activates a low concentration hydrogen peroxide solution, producing a fine aqueous mist (0.5-3 um in diameter) that contains a high concentration of Reactive Oxidative Species (“ROS”), mostly hydroxyl radicals (“.OH”). ROS cause damage to pathogenic and resistant organisms, such as bacteria, bacteria spores, viruses, mold spores, other fungi and yeast, via oxidation of proteins carbohydrates, lipids and rendering the building blocks of nature- amino acids, DNA and RNA inactive - leading to cellular death, disruption and/or dysfunction.

Testing detailed by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense demonstrates these hydroxyl radicals, aggressively break the double bonds and other bonds in bacterial spores, biological and chemical warfare agents and neutralize their threat while producing nontoxic by-products. The unique alteration of the chemistry of our solution occurs after our EPA-registered solution passes through a high-energy-atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule, the net result - our .OH hydroxyl radical. This hydroxyl radical is known as Ionized Hydrogen Peroxide (“iHP™”). This patented process allows these hydroxyl radicals to exist in high concentrations without rapidly recombining and losing their reactivity, while seeking to attach with any and all surfaces within the proximity of TOMI’s mist.

The sole active ingredient of BIT™ is a low percentage (7.8%) Hydrogen Peroxide and is represented by the TOMI™ SteraMist® brand of products. Our technology produces a germ-killing aerosol that moves throughout a space like a gas. Our technology is able to efficiently and effectively kill pathogenic and resistant organisms in the air and on the surfaces without damaging delicate equipment or computers, and the only by-product is oxygen and water in the form of humidity. SteraMist® is designed to be easily incorporated into any industry’s current cleaning procedures; is economical, non-corrosive and easy to apply; leaves behind no residues; and requires no manual wiping.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of pesticides. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include C. diff spores and MRSA, as well as the influenza virus h1n1, which we believe has better positioned us to penetrate all industries including the bio-defense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). Currently, our EPA-registered label in all fifty (50) U.S. states as well as many other countries.

SteraMist® is being used throughout the world and has been demonstrated to reduce certain problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), Clostridium difficile spores (“C. diff”), Middle East Respiratory Syndrome (“MERS”) and Ebola Virus Disease (“Ebola”). In U.S. hospitals where SteraMist® is being used for terminal cleaning, evidence has demonstrated a reduction of C. diff spore rates. SteraMist® has reduced outbreaks of nosocomial MDRO’s (Klebsiella pneumoniae, AB, pseudomonas aeruginosa) at large hospital to small clinics and has contributed to the control of MERS and Ebola throughout the world.

Our technology passed a sanctioned test showing six-log reduction against Geobacillus stearothermophilus. Geobacillus stearothermophilus is the laboratory testing gold standard and is commonly used as a challenge organism for sterilization validation studies and periodic check of sterilization cycles. In May 2015, the United States Agency for International Development (USAID) awarded us a grant in the amount of $559,000 for the development of SteraMist™ Mobile Decontamination Chambers to fight Ebola. In May 2016, upon the decontamination and decommissioning of an Ebola treatment center in West Africa, we fully achieved the milestones upon which the grant was conditioned. Additionally, BIT™ has also been shown to effectively decontaminate weaponized biological agents, including anthrax, chemical agents such as VX (an extremely toxic organophosphate) and sulfur mustard (otherwise known as mustard gas) when applied using properly developed international protocols.

All our SteraMist® products are fully validated to comply with good manufacturing practice standards, have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”). Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, Salmonella, Norovirus, mold spores, MRSA, h1n1, Geobacillus stearothermophilus and C. diff spores.

Our Products and Services

SteraMist Surface Unit

Our SteraMist Surface Unit is a fully portable, handheld, point and spray disinfection/decontamination system intended to provide quick turnover of any affected space. The single applicator unit enables disinfection of all surfaces, including high touch, sensitive equipment and electronics. An application time of only five seconds per square foot and seven-minute contact time allows for safe re-entering of the space within minutes after applying the iHP mist.

Our SteraMist Surface Unit is lightweight, easy to transport and capable of achieving reliable disinfection/decontamination results, as it is easily incorporated into existing cleaning procedures and protocols. It can be used as a standalone hospital terminal clean product or as an adjunct to ultraviolet disinfection and is a perfect solution to exit and entry barrier points of a facility. The SteraMist Surface Unit does not require heating, ventilation or air conditioning systems to be shut down. Further, its touchless application (no wipe, no rinse) reduces risk of cross-contamination between treated surfaces.

SteraMist Environment System

Our SteraMist Environment System is a transportable, remotely-controlled (robotic) system that provides complete room disinfection/decontamination of a sealed space up to 103.8 m3 (3,663 ft3) in just over 75 minutes (application, contact, and aeration time). Individually, each remote applicator can be used to treat a space of approximately 34.6 m3 (1,221 ft3). Injection times are based on individual room size and number of applicators. Multiple SteraMist Environment Systems can be used simultaneously to accommodate larger or multiple spaces with fast application and minimal down time. Our hybrid technology applicators can be used in both manual and/or fogging modes.

Our SteraMist Environment System features additional programmable and printable features in PDF format. Other key features include lot # of BIT Solution, location identifier, injection/dwell/aeration times, and error notifications.

The E-Z SteraMist Disinfection Cart

The E-Z Cart was designed by request of multiple public healthcare facilities EVS (Environmental Service) teams using our equipment for the SHIELD study that TOMI is participating in. The cart houses our Surface Unit, a portable H2O2 monitor, Carbon Air Scrubber, MaxAir Helmet Respiratory Protection System with positive pressure air flow, storage hooks, and a sign notifying the room is being treated. Included with the E-Z Cart is a custom ICU 45-minute terminal cleaning protocol.

SteraMist Select Surface Unit

Our Select Unit was designed to meet the needs of our customers who have smaller enclosures in need of decontamination. This unit is lightweight and easy to transport with the added ability to function between a lower flow operation and standard operation, such as the SteraMist Surface Unit. The user can adjust air flow, adjust pump fluid flow, set the programmable timer for automatic runs, modify spray/dwell times and number of cycles, and is equipped with start and stop buttons.

Stainless Steel 90 Degree Applicator

TOMI’s standard applicator was converted to a 90 degree and manufactured using 316 stainless steel, the ideal applicator to accompany the Select Surface Unit, affording many 90-degree build-in opportunities. This applicator can be purchased with a flange for ease of installation either permanently or semi-permanently.

SteraMist Permanent iHP Complete Disinfection Room

The SteraMist Permanent iHP Disinfection Room is an automated system that is plumbed utilizing the facilities’ existing HVAC system. This involves permanently installing SteraMist applicators within the designated space to achieve maximum results. The generator and Programmable Logic Control (PLC) are housed in a National Electrical Manufacturers Association (NEMA) enclosure in a central remote location. The entire system can be developed for multiple rooms and various specifications, controlled remotely through the NEMA interface. The status of the decontamination cycle is monitored with indicators and can be integrated into a Supervisory Control And Data Acquisition (SCADA) monitoring board.

iHP Plasma Decontamination Chamber

With prior approval our patented cold plasma technology can be integrated with a chamber or cage washer by competitive manufacturers. Current examples are Lynx and BetterBuilt. The photo demonstrates our IHP Decontamination Chamber built into a lab at the University of Houston. Our custom generator/chamber is built into a stainless-steel single door panel and is permanently mounted next to the chamber or washer, while a SteraMist applicator is permanently or semi-permanently mounted in the enclosure. This SteraMist product line includes but is not limited to an internally mounted air compressor, regulator for air pressure adjustment, E-stop button, lever power switch, data logging functions, and multiple dry contract outputs determined by the needs of the customer.

iHP Service Decontamination

TOMI offers full room, equipment, facility, and emergency disinfection/decontamination services. Our goal is to reduce bioburden and eliminate the potential for costly microbial contamination preventing laboratory outbreaks. If a lab is dealing with a current outbreak TOMI’s iHP service will contain and prevent future outbreaks. Single and routine services are provided to TOMI customers to coincide with maintenance, mandatory facility shut downs, or to control a specific threat.

● The SteraMist systems are versatile and easy to maintain with relatively low upkeep. In fact, preventive maintenance is not required to be performed by a service engineer and remote guidance can be provided upon request.

Industries & Market Segments

We believe that our technology, service, and product offerings provide a significant opportunity to help reduce the spread of Community Associated and Healthcare-Acquired Infections (“HAI’s”).

SteraMist® and TOMI’s related service platforms are currently being used in a broad spectrum of industries, including but not limited to:

● Pharmaceutical companies
● Clean rooms
● Hospitals & medical facilities
● Bio-safety labs
● Tissue labs
● Vivariums
● Research Universities
● Military & Government Agencies;
● Office buildings
● Hospitality
● Schools
● Transportation;
● Athletic facilities;
● Single-family homes and multi-unit residences;
● Cannabis processing, manufacturing, and testing labs;
● Patient Medical Transport Airline;
● Cruise Ships;
● Entertainment establishments;

Life Sciences. Our SteraMist® line of products is a decontamination solution to use sites in this industry, specifically pharmaceutical (compounding and manufacturing), vivariums, research universities, BSLs of any level, BSC’s, chambers, isolators, cage washers, and cleanrooms. With proper implementation SteraMist® can reduce the risk of infectious as well as potentially infectious agents and/or materials, facilities such as these handle on a routine basis.

There are many requirements and restrictions on the type of decontamination agents our Life Sciences customers may use to prevent these risks and remediate adverse incidents. In light of these regulations, our rapid deployment of our effective ionized hydrogen peroxide aerosolized mist is the solution to lower risks, reduce damage to expensive laboratory equipment and furniture, eliminate other labor intense procedures, and perform decontamination clean-up in these spaces quickly, less caustically, requiring no wipe and with no residue.

Our team of technicians and representatives train, maintain, and troubleshoot capital equipment globally for our Life Sciences customers. Further, our iHP™ service decontamination team provides routine, emergency, and/or commissioning or decommissioning of facilities equipment or full complete space decontamination for its customer base.

Hospital-HealthCare. Our SteraMist® line of products, specifically the SteraMist® Surface Unit and EZ SteraMist Disinfection Cart are solutions to aid our Hospital-HealthCare customers in providing the quality of care and safety they provide to their patients by disinfecting patient and operating rooms, pharmacies, ambulances, and emergency environments in a hospital or healthcare facility. Our team of technicians and representatives train, maintain, and troubleshoot capital equipment throughout the world for our Hospital-HealthCare customers.

We continue to penetrate the hospital-healthcare market segment, and under the United States Patient Protection and Affordable Care Act’s (also known as the Affordable Care Act or ACA) Hospital Readmissions Reduction Program, hospitals that have high rates of infections and HAIs are facing significant financial penalties. Our SteraMist® BIT™ technology has proven to reduce the transference spread of infections leading to an overall reduction in the number of patients being infected as a result of the prior poor manual cleaning of these patient rooms, infectious disease rooms and operatory suites, with a corresponding return on investment to the hospital of up to 20-to-1 in the first year. At this time, we cannot predict the effect of any potential healthcare reform legislation, including the potential repeal of the Patient Protection and Affordable Care Act, on such penalties.

The TOMI Service Network. The TSN, has allowed us to enhance our corporate service division by creating a multi-nation-wide network composed of existing, full-service specialists. Since the launch of TSN, we have recruited and entered into eighty-eight (88) licensing agreements across the United States and Canada. These are professional leaders and first responders that specialize within the mold remediation and mitigation fields, bio-safety and biohazard specialists including forensic restoration specialists. These servicing specialists focus their businesses in the commercial and residential space. Our team of TSN Business Managers and SteraMist® technicians train, maintain and troubleshoot capital equipment for these individuals with the goal of implementing servicing procedures and protocols throughout the United States and Canada for our TSN network members.

 In September 2018, we partnered with the Global BioRisk Advisory Council (“GBAC”) to use SteraMist® as one of the training technologies used in their certification classes. This also allows for the decontamination of everyday crises as well as forensic restoration and bio-hazard scenes as needed. TOMI also launched the Forensic Restoration Service Team (or “FRST”), a U.S. based TOMI-certified forensic restoration and crime clean network. This network is comprised of service providers who specialize in forensic restoration such as mass casualty, crime scene, suicide and unattended death cleanup. Also included within this field are hoarding and bio-recovery services. Participating FRST members will receive specialized training and certifications by GBAC. We have four (4) certified FRST members to date.

Food Safety Industry. SteraMist™ is an effective decontaminant in the food safety industry. According to the CDC, 80 million people per year in the United States contract, and 5,000 people die from, food poisoning or other food-related illnesses. Current food safety cleaning techniques involve time intensive processes, which can reduce food manufacturers’ profit. Our iHP™ degrades into only harmless water and oxygen. After we obtain approval by the United States Food and Drug Administration (the “FDA”) and the United States Department of Agriculture (the “USDA”), we anticipate that our solution can be applied directly to all foods. Currently we use SteraMist on all food packing and storage equipment as SteraMist® is safe for use on electronics and kitchenware, along with high touch surfaces where most pathogens are found (such as phones, computers and kitchen appliances). We believe that SteraMist® could be useful for decontamination at all phases of food production, from the farm, slaughterhouse, packaging and canning facilities, food storage locations to the transportation of food and to the restaurants and grocery stores.

Medical Cannabis. TOMI is looking to enter the global medical and recreational cannabis market. Currently we are researching how the BIT Solution and the iHP process can be used to rid the cannabis plant of the following:

-  Powdery Mildew (odium, white mold)
-  Spider Mites, Thrips, Root Aphids & Fungus Gnats
-  Bud Rot (Botrytis cinerea)
-  Load counts on coliform, microbes, bacteria, e. coli and other molds.
-  Direct plant application, soil application and whole room application
-  Residuals left on the plant

All tests will also include whether or not the process affects the THC and Cannabinoid levels of the plant.

SteraMist® can be used in cannabis facilities globally upping the industry standard of disinfecting areas between grows. For example, the cannabis drying/curing/cloning/grow rooms, manufacturing/packaging areas, on-site laboratories, storage rooms, and employee restrooms and locker rooms. According to the Canadian Imperial Bank of Commerce analysts forecast the projected 2019 sale of both medical and recreational cannabis in North America is currently being estimated to reach $7 billion in Canada and $4.5 billion in the United States, with the expectation of the U.S. market doubling the Canadian market in sales if a full federal legalization is passed by 2020.

Homeland Defense and Border Protection. Countries around the world, including the United States, need to protect their borders and cities against a potential terrorist attack. Our SteraMist® line of products will give governmental bodies an added tool in their arsenal to mitigate the risk of a weaponized biological attack. In addition, SteraMist® could assist in mitigating the spread of emerging pandemic viruses, including strains of Ebola, MERS, MLAV, h1n1, h5n1, h7n9 and h10n8. Our SteraMist® line of products may assist border patrol agents in controlling the spread of infectious disease introduced by foreign individuals by decontaminating interview rooms, containment rooms, holding cells and quarantine areas after a potential infected carrier’s condition either improves or the carrier dies.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Manufacturing

We outsource the manufacturing and blending of our SteraMist® line of equipment and BIT™ Solution. Our SteraMist® equipment manufacturer is an ISO9001 registered company with facilities in Pennsylvania, New York and New Jersey.

Our solution is blended by an EPA approved blender; our blend includes as the only active ingredients 7.8% Hydrogen Peroxide.

TOMI maintains sole source distribution of all the SteraMist® product lines, including our BIT™ Solution. Neither our manufacturer or chemical blender may make modifications to the manufacturing or blending of our products without our request or consent in written format. TOMI maintains all creative control throughout the design and manufacturing process, which includes research & development through final product fabrication.

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

As part of our intellectual property protection strategy, we have registered our BIT™ solution with the Environmental Protection Agency (“EPA”), all fifty (50) states in the United States, and multiple countries worldwide. We have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”).

We currently hold thirty-four (34) Utility patents across the globe and have submitted for four (4) additional utility patents to the USPTO and a PCT with the International Authorities. Further, we were granted twenty-one (21) design patents, with two (2) additional ones pending approval. Our patents (utility and design) are in countries which include but are not limited to Canada, China, Korea, Singapore, Taiwan, Belgium, Italy, and Spain. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of December 31, 2018, we had a total of seven (7) trademark registrations in the United States across as many of seven (7) separate classes, many of which are registered in multiple classes, and we have three (3) additional trademark submissions in review with the USPTO. In addition, we hold three (3) of these trademark registrations in various foreign countries in as many as five (5) separate classes, many of which are registered in multiple classes.

Marketing and Distribution

Through our brand awareness, marketing, and sales, our business growth objective is to be a global leader in disinfection and decontamination products, services, and manufacturing. We intend to continue to expand and support research and development on other decontamination and remediation solutions (including hydroxyl radicals and other ROS), and to form more business alliances with strategic partners.

We continue to perform decontamination services within cleanrooms, bio-safety labs, tissue and blood labs, pharmaceutical labs, universities and we continue to secure additional license agreements with major remediation, construction and bio-safety servicing companies. Both of these strategies assist in the brand awareness and use of our suite of products.

We sell our products domestically through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. We have shipped our equipment and solution into twenty (20) countries worldwide.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive and highly regulated. Competition is intense in all four (4) of our divisions and includes many large and small competitors.

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

We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in this industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

We believe that our growth in these industries as a leading global disinfection/decontamination company depends on our abilities to discover, develop, market, and innovate, disruptive cost-effective products and services.

Competitive Advantages

 We believe the SteraMist® technology has many competitive advantages over its competition. Our technology can turn over a space to an end-user far faster than its competition. Our technology requires limited preparation to an area compared to our competitors and does not rely on fans to move throughout a space. Our “.OH” is a small 0.5 to 3-micron particle that receives a charge and can move around an area like a gas, going above, below, and beyond the hardest to reach areas.

SteraMist® offers the following competitive advantages:

●
Provides a 99.9999% or six-log kill and above kill (i.e. the statistical destruction of all microorganisms and their spores) on all challenged pathogens, on multiple surfaces including Bacillus atrophaeus spores, Bacillus subtilis spores and Geobacillus stearothermophilus, the spore that is considered a gold standard for validation of sterilization versus household/industrial cleaners that offer a 99.9% (sanitizing) or three-log, kill to 99.99%,(disinfection) or four-log, kill.
●
Easy to use.
●
Does not require mixing of materials
●
No Wipe, No Rinse
●
Does not include silver ions or peracetic acid.
●
Leaves no residue.
●
Not affected by humidity or temperature.
●
Non-corrosive.
●
Does not damage medical or electronic equipment.
●
By-products converts to humidity.

Research & Development

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2018 and 2017, were approximately $916,000 and $454,000, respectively.

Government Regulation

Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the EPA, the FDA and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations include detailed inspection of, and controls over, research and development, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices. We believe that we are currently compliant in all material respects with applicable regulatory requirements.

Employees

As of March, 15, 2019, we have nineteen (19) full-time executive, operational and administrative employees working within the United States and one (1) consultant. Most of our sales are conducted by global exclusive distribution agreements or domestically by independent manufacturing representatives.

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

We incurred net losses of approximately $3.2 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively. We may continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Further, to finance our product development and grow our business, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. We may be unable to raise funds on commercially reasonable terms or at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If we do not obtain additional resources or achieve and sustain profitability, our ability to capitalize on business opportunities will be limited, the growth of our business will be harmed, our business may fail, and investors may lose all of their investment.

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

A portion of our sales are made to customers outside the United States. As such, we may be denied access to our customers as a result of a closing of the borders of the countries in which we sell our products due to economic, legislative, political and military conditions in such countries. International operations are subject to a number of other inherent risks, and our future results could be adversely affected by a number of factors, including:

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

We rely upon third parties to supply us with components for our products. We outsource the manufacturing of our SteraMist™ line of equipment to a manufacturing company and use contract manufacturers to build our BIT™-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, which would have a material and adverse effect on our business. Further, any disruption in the manufacturing process could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that alternative production capacity would be available in the event of a disruption, or if it would be available, it could be obtained on favorable terms.

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

Our success depends upon broad market acceptance of our technology that has not yet been achieved.

Our BIT technology is relatively new, having received EPA registration in mid-2015. Our sales are dependent upon broad market acceptance of our technology that replaces long-standing failing manual cleaning techniques such as quaternary ammonium compounds and bleach for disinfection, with our mechanical process. The failure to obtain broad market acceptance inevitably leads to substantially increased lead times for sales, until our prospective customers-particularly in the hospital-healthcare market-are accustomed to the use of newer mechanical technology. The inability to timely meet our sales goals could adversely affect our financial condition and results of operations.

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

Competition for highly-skilled personnel is often intense in the United States. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs.

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

Certain of our products may be hazardous if not deployed properly. We are exposed to significant risks for product liability claims if death, personal injury or property damage results from the use of our products. While we currently maintain insurance against product liability claims, we may experience material product liability losses in the future. Our insurance coverage may not continue to be available on terms that we accept, if at all, and our insurance coverage also may not adequately cover liabilities that we incur. A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our business, financial condition and results of operations. In addition, product liability and other claims can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. Further, claims of this nature may cause our customers to lose confidence in our products and us. As a result, an unsuccessful defense of a product liability or other claim could have a material adverse effect on our financial condition, results of operations and cash flows.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We have and likely will continue to incur significant legal, accounting and other expenses as a public company subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd–Frank Wall Street Reform and Consumer Protection Act and other applicable rules and regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, applicable rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (the “Board”) or as executive officers.

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
● changes in revenue or earnings; and
● competition.

Moreover, the OTCQX Best Marketplace (“OTCQX”) is a trading platform, and trading of securities quoted on the OTCQX is often more sporadic than the trading of securities listed on a national securities exchange like The NASDAQ Stock Market or the New York Stock Exchange. Even if we were to seek to list our securities on a national securities exchange, there is no assurance we will be able to do so, and if we do so, many of these same forces and limitations may still impact our trading volumes and market price in the near term. Additionally, the sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock.

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

We have a substantial number of options, warrants and convertible debt outstanding, which could give rise to additional issuances of our common stock and potential dilution of ownership to existing shareholders.

As of December 31, 2018, we had outstanding options and warrants to purchase an aggregate of 26.9 million shares of our common stock at exercise prices ranging from $0.05 to $2.10 per share. Of these, 320,000 represent shares underlying options with exercise prices ranging from $0.05 to $2.10 per share and 26.6 million represent shares underlying warrants at exercise prices ranging from $0.08 to $1.00 per share. To the extent any holders of options or warrants exercise same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders. Additionally, as a result of our 2017 financing, with a remaining principal balance of $5,000,000 (See Note 6—Convertible Debt), the promissory notes issued are convertible at $0.54 per share into an aggregate of 9,259,250 shares of common stock, if fully converted. If we fail to pay the notes on or before the revised maturity dates of April 3, 2020, the notes may be convertible at $0.11 per share into an aggregate of 45,454,545 common shares. As part of the original transaction, we also issued warrants to purchase up to an additional 999,998 shares of common stock at an exercise price of $0.69 per share.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The innovative facility includes a warehouse, training room, quality control room, qualification laboratory, and upon further installation will house its own custom iHP SteraMist Complete Room System. The new warehouse is significantly larger, than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory - quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist virtually around the world. As the company keeps up with the demand for SteraMist, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $143,000.

We lease a 300 square foot office and conference space located at 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212. We lease this space for $22,500 annually on a month-to-month tenancy in a professional office building. The property serves as our sales and executive office in the western region of the United States and is used for meetings, sales demonstrations and various administrative functions.

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

PART II

Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX Best Marketplace under the symbol “TOMZ.” The market quotations were for OTCQX Best Marketplace reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

As of March 15, 2019, there were 771 record holders of our common stock. On March 15, 2019, the last reported sale price of our common stock on the OTCQX was $0.12 per share.

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
SELECTED FINANCIAL DATA

Not Required.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2018 and 2017. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist™ brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist/fog.

In response to the 2001 Anthrax spore attacks, the United States Defense Advanced Research Projects Agency (“DARPA”) and a leading defense company, Titan Corporation, developed BIT™ to defend against chemical and biological agents under a DARPA grant. In June 2005, L-3 Communications, Inc. (“L-3 Communications”) a leading defense company, acquired the technology through the acquisition of Titan Corporation. In 2011, TOMI recognized the importance of this disruptive and innovative technology and, after two years of negotiations, won the right to purchase the technology from L-3 Communications. Subsequently, we began the long process of registering BIT™ with the Environmental Protection Agency (“EPA”), using good laboratory practice testing. TOMI introduced SteraMist™ to the commercial market in June 2013, using our inherited and pre-existing EPA mold label. In June 2015, we successfully registered SteraMist™ BIT™ as a hospital-healthcare disinfectant and broad-spectrum general use disinfectant for use as a misting/fogging agent, at which time our technology became the first EPA-registered hospital-healthcare disinfectant solution and equipment on the market. TOMI proudly maintains this registration and we continuously update our label with additional pathogens.

TOMI’s cold plasma technology produces ionized Hydrogen Peroxide (iHP™, a mist/fog consisting of Reactive Oxygen Species, mainly hydroxyl radicals (“.OH”). This technology converts TOMI’s BIT™ solution, which contains only one active ingredient, a low-percentage hydrogen peroxide solution to .OH by passing it through an atmospheric cold plasma arc.

Markets

TOMI’s SteraMist™ products are designed to address multiple industries with various needs. Our operations are organized into four main divisions based on our current target industries: Life Sciences, Hospital-Healthcare, TOMI Service Network and Food Safety.

TOMI is committed to customer satisfaction and client retention in all of our divisions both domestically and internationally. Our core values revolve around our commitment to the reduction of harmful pathogens and combating public health threats worldwide, which are evidence by our motto of Innovating for a Safer World®.

Regulation and Registrations

Under United States federal guidelines, TOMI is required to register with the EPA and certain state regulatory authorities as a seller of solution and technology. SteraMist™ BIT™ holds EPA registrations both as a hospital-healthcare and general disinfectant (EPA Registration 90150-2) and for mold control air and surface remediation (EPA Registration 90150-1). In February 2016, we expanded our label with the EPA to include C. diff spores. Methicillin-resistant Staphylococcus aureus (MRSA), and influenza virus h1n1. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 2017, our product line is one of fifty-three (53) published products on the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile spores”, the EPA’s K List. In December 2017, SteraMist® earned publications on EPA Lists G, L and M, which pertain to norovirus, Ebola, and avian influenza (h1n1), respectively. Since 2016, the SteraMist™ BIT™ EPA-registered label has been accepted in all 50 U.S. states, and over 20 countries worldwide including the EU, Canada and Taiwan which registrations we continue to maintain.

We have expanded our SteraMist® BIT™ Technology beyond the initial chemical and biological warfare applications to resistant microorganisms (including spores) in a wide variety of commercial and residential settings. SteraMist® BIT™ is designed to provide fast-acting biological six-log reduction, which is a 99.9999% kill, and works in hard-to-reach areas, leaving no residue, requiring no manual wiping, and leaves behind no noxious fumes.

All of the SteraMist® products are fully validated to comply with good manufacturing practice standards, have received CE marks in the European Economic Area and are approved by UL. Our solution is manufactured at an EPA-registered solution blender and our products are manufactured in an ISO 9001 certified facility.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures. In addition, we offer equipment installations, qualifications, and performance maintenance needs all of which are structured to address iHP® service disinfection and decontamination needs globally.

Divisions

Life Sciences

TOMI’s SteraMist®. Environment System, iHP Decontamination Complete Room, SteraMist® Select Surface Unit, iHP™ implementation to decontamination chambers and cage washers, and our iHP® Service Division, are designed to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and validation processes within the life sciences industry.

 Hospital-Healthcare

In 2018, TOMI launched the E-Z SteraMist® Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit as well as accompanying supplies. This product is designed to make the terminal cleaning process of patient rooms more efficient than traditional manual cleaning methods. We believe that our E-Z SteraMist™ Disinfection Cart will allow our customers within the Hospital-Healthcare industry to address the growing concern regarding the increasing high level of transference of pathogens including multiple drug resistant organisms (MDRO’s) leading to HAI’s from hospital and healthcare related environmental surfaces and equipment to patients and healthcare workers.

TOMI Service Network

TSN is our network comprised of outside professionals who are exclusively licensed and trained to use the SteraMist® products. TSN sells, trains and services professional remediation companies in the use of SteraMist®. These companies specialize in mold abatement, water damage (including damage from CAT 1 though 3 water loss) and fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, TSN is comprised of eighty-eight (88) such companies throughout the United States and Canada. TSN members use SteraMist® as a standalone service as well as incorporating our products into their existing business models. TOMI derives a continuous revenue stream from our TSN customers through recurring purchases of our BIT™ solution.

Our TSN network continues to grow and currently the total number of TSN provider contracts fully executed to date is eighty-eight (88), expanding our network membership across thirty-five (35) U.S. States and two (2) Canadian provinces.  Our service providers have a total of one hundred and eleven (111) SteraMist® Surface Units and forty-two (42) SteraMist® Environment Systems in the field allowing for rapid deployment at a moment’s notice.

In September 2018, we partnered with the Global BioRisk Advisory Council (“GBAC”) to use SteraMist® as one of the training technologies used in their certification classes. This also allows for the decontamination of everyday crises as well as forensic restoration and bio-hazard scenes as needed. TOMI also launched the Forensic Restoration Service Team (or “FRST”), a U.S. based TOMI-certified forensic restoration and crime clean network. This network is comprised of service providers who specialize in forensic restoration such as mass casualty, crime scene, suicide and unattended death cleanup. Also included within this field are hoarding and bio-recovery services. Participating FRST members will receive specialized training and certifications by GBAC. We have four (4) certified FRST members to date.

Food Safety

In 2017, TOMI launched a Food Safety division. Food safety is quickly becoming one of our largest targeted markets, as we believe it presents a clear potential for substantial growth. This is in light of the implementation and enforcement of new and existing rules in the United States under the FDA Food Safety Modernization Act and in Canada under the Safe Food for Canadians Act and the Safe Food for Canadians Regulations, the latter two of which became effective in January 2019. This is in part due to this increased focus on concerns within the food safety industry in North America and abroad. We have consultants submitting to the EPA and FDA a request to expand our current labels from the treatment of food processing machinery, restaurants and food contact areas, to include direct food and crop applications.

We intend to target the following segments, with an initial emphasis on the profitable organic market:

●
Growing crops
●
Seeds
●
Packaging facilities
●
Food storage (produce, meats, fish)
●
Food transportation vehicle’s
●
Food processing
●
Cannabis

In each area, our main objective is to prevent and/or minimize food decay without utilizing harsh chemicals that leave toxic residues. This could create an opportunity to supplement, or replace, current pesticides and fungicides currently being used by these industry leaders.

With regards to the Food Safety industry, we believe that the routine treatment of tractor trailers and shipping containers will reduce pathogen cross-contamination between cargo shipments. This is a high priority within this market based on volume and potential. In 2018, we treated specific rooms utilized by a global distributor with regards to their apple storage and lemon shelf life. In both decontamination situations SteraMist successfully demonstrated a clear pathogen reduction.

Business Highlights and Recent Events

During 2018 management was focused on allocating significant resources into research and product development, raising brand awareness through marketing and advertising initiatives, expanding our internal and external sales infrastructure, increasing product registrations, expanding our operational bandwidth with development of our new facility and growing our revenue and customer list.

Research and product development:

During 2018 we executed on our R&D initiatives in Healthcare, Life Science and Food Safety areas and further developed the line of products we offer. Our R&D expenses increased in 2018 by approximately 102% compared to prior year as a result of the 2018 initiatives and product development.

On the product development front, in 2018 we developed the following three new lines of product:

EZ SteraMist® Cart - offers our Hospital-Healthcare customers a more efficient way to perform a terminal clean of their patient rooms.  The EZ SteraMist® Cart was introduced in the third quarter of 2018 in connection with the Shield Study.

SteraMist® Select Surface Unit - developed for our customers who have smaller enclosures in need of decontamination. This unit is lightweight and easy to transport with the added ability to function between a lower flow operation and standard operation, such as the SteraMist Surface Unit. The user can adjust air flow, adjust pump fluid flow, set the programmable timer for automatic runs, modify spray/dwell times and number of cycles, and is equipped with start and stop buttons

Stainless Steel 90-Degree Applicator - rolled out in the third quarter of 2018 and provides a solution for applications needs for small enclosures and very tight spaces.

Environment System software and reporting upgrades – the upgrades include PDF printing capabilities and allows for reports to be generated providing our Life Sciences customers with the necessary information to be cGMP compliant.

Research studies

We continue to participate in a large study, a “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. This study is being conducted at Los Angeles Public Health Hospitals; UCLA Olive View Medical Center, Harbor-UCLA Medical Center. Preliminary results have shown that there has been a significant decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. Future results will be released as obtained from the study’s lead investigators.

The initial results received from the SHIELD study directly led to the partnership between TOMI and MaxAir formed in 2018. TOMI developed a terminal clean protocol that is less than one hour. MaxAir developed a purifying respiratory protection helmet, this high-tech helmet pushes 6-liters of cool clean air to the face of the hospital Environmental Service employees and outside service providers during TOMI’s hospital terminal clean protocol.

TOMI and one of our corporate partners have continued agricultural testing with the USDA to determine the efficacy of SteraMist® against viral threats to honey bees and hives. Initial results from such testing suggest that SteraMist® may be effective in inactivating such virus threating this particular vertical.

In the third quarter of 2018, a major global agricultural seed distributor began testing the efficacy of SteraMist® against common viral, fungal and bacterial threats to corn seeds and various other large and small seeds of size. While testing continues into 2019, to the extent the results indicate clear efficacy, we intend to pursue all available opportunities within the seed development industry.

As for direct crop application, we are targeting those crops grown indoors, in particular, high value crops such as vegetables, mushrooms and cannabis. Additionally, with the help of strategic corporate partners, we have conducted tests and obtained positive preliminary results from the application of SteraMist® to a particular pathogen that is a current threat to the mushrooms industry.

During 2018, the World Health Organization (“WHO”) published and identified SteraMist® as the only “Disinfecting solution and technology” in its 2016–2017 “WHO compendium of innovative health technologies for low-resource settings”. As part of the selection process, 562 technologies were evaluated by 35 internal WHO staffers and 87 external independent reviewers, who presented no conflict of interest. Once these evaluations were received and the data compiled, a total of 39 prototypes and 29 commercially available products were selected and presented in the compendium in order to illustrate the innovative technologies that can empower healthcare workers with the goal of supporting people and patients to have a healthier life. SteraMist was the only disinfecting technology cited.

In September 2018, we partnered with the Global BioRisk Advisory Council (“GBAC”) to use SteraMist® as one of the training technologies used in their certification classes. This also allows for the decontamination of everyday crises as well as forensic restoration and bio-hazard scenes as needed. TOMI also launched the Forensic Restoration Service Team (or “FRST”), a U.S. based TOMI-certified forensic restoration and crime clean network. This network is comprised of service providers who specialize in forensic restoration such as mass casualty, crime scene, suicide and unattended death cleanup. Also included within this field are hoarding and bio-recovery services. Participating FRST members will receive specialized training and certifications by GBAC. We have four (4) certified FRST members to date.

Registrations:

In 2018, we received our Taiwan Registration and added our Canadian label to the Organic Materials Review Institute (“OMRI”) certifying that our product follows Canadian organic standards adding to our already robust BIT Solution registrations.

Marketing and Advertising Campaigns:

In early 2018 we established a plan to increase our marketing and advertising initiatives in order to further build brand awareness. As a result of our digital campaigns that were carried out in 2018, our website statistics have improved significantly from 2017 to 2018. With our continual efforts in advertising within targeted publications, Google search engine optimized campaigns, and organic brand awareness built by our team we further increased our digital footprint. We have increased our 2017 to 2018 digital advertising in publications impressions. Our marketing director continues to focus on digital campaigns to drive users to TOMI’s website with the goal of creating higher lead conversations.

During 2018 we also attended fifty-two (52) national, state and local tradeshows and conferences to increase our growing base of sales leads and further build brand awareness. Our increased tradeshow presence has increased our leads, sales opportunities and has resulted in growth in our sales pipeline for 2019.

Personnel:

In January 2018, we appointed our new Chief Operating Officer, Elissa Shane, who had previously served us in other roles for several years, and in January 2018, we announced the appointment of Dr. Lim Boh Soon to our Board.

In 2018, we allocated resources into building our sales infrastructure, training on our products and equipment and expanding our internal and sales representative presence. We grew our overall sales force in 2018 compared to 2017 from (2) to (5) dedicated internal full-time dedicated sales personnel and from (26) in 2017 to (56) independent sales representatives in the U.S. We added consultants to assist with building brand awareness while also providing sales and technical support. Internationally, we continuously build our presence by the addition of distributors and representatives throughout Asia, Australia, Europe and South America.

In addition, we also continued to build internal base of employees by increasing our overall full-time employee headcount from 13 to 19 or by approximately 46% in 2018.

Facilities:

Management also focused and allocated resources in 2018 on building our internal operating infrastructure and bandwidth. In February 2018 we announced the relocation of our U.S. corporate headquarters, and in April 2018 we finalized our lease for our new facility. Our new state of the art facility is approximately 9,000 square feet and is outfitted with an iHP Decontamination Complete room system, a 40-seat training room, a qualification laboratory, a quality control room and increased warehouse space to accommodate our anticipated growth.  Full time business operations were moved here and began out of this facility in December 2018.

Financial:

On the sales and business development front, we continued to grow our customer base and build revenue in 2018. Since bringing SteraMist® to the commercial market, we have added approximately 300 customers. During 2018, we added 65 customers and sold 85 machines which includes 2 Permanent iHP Complete Disinfection Rooms that were installed during the year.

Our revenue for the years ended December 31, 2018 and 2017 was $5,584,612 and $4,993,668, respectively, representing a 12% year over year increase. Q3 2018 was a record quarter with revenues of $1,948,000.

Internationally, our revenue for the years ended December 31, 2018 and 2017 were $1,388,000 and $1,499,000, respectively. While regulatory and product registrations have slowed our anticipated growth in Asia and Europe, we continue to make strides in the registration process, which we anticipate will position us to generate additional revenue in those regions.

During 2018, we experienced a year over year 14% increase in our reoccurring BIT Solution sales due to higher repeat orders from our existing customer base. As our user base grows, we expect this metric to improve over time.

Recently, TOMI was audited by Pfizer Global Supply Manufacturing and Supplier Quality Assessments and were reported to be “Acceptable”, the highest given rank, allowing us to continue expanding SteraMist® implementation into Pfizer facilities.

In 2018, we finalized our Installation & Performance Qualification documentation allowing for an additional avenue to generate company revenue. Along with this document we formalized User Requirement Specifications for our SteraMist equipment.

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

In December 2018, a noteholder redeemed a note with a principal balance of $300,000 in exchange for $150,000 in cash. We recognized a gain on redemption of convertible note income in the amount of $150,000 as a result of the transacti

Intellectual Property (IP):

Since TOMI’s inception we have continuously advanced our intellectual property portfolio.  Currently we hold a variety of intellectual property both domestically and internationally - registered design and utility patents as well as registered trademarks that include both word and image marks registered across four separate classes.  TOMI continues to maintain and renew a total of thirty-four (34) patents and seven (7) trademarks.  Since 2017, TOMI added a total of sixteen (16) patents and fifteen (15) trademarks and is waiting for acceptance of eight (8) additional patents, including two (2) Utility Patents, and seven (7) additional registered trademarks.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

Contract Balances

As of December 31, 2018, and December 31, 2017, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level1:
Quoted prices in active markets for identical assets or liabilities.
Level2:
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.
Level3:
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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $300,000 and $500,000, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. Our reserve for obsolete inventory was $100,000 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes warranty against product defects for one year from date of sales, which we extend to our customers upon sales of the product. We assume responsibility for product reliability and results.

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

Leases and Tenant Improvement Allowance

For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences on the date that the Company takes possession of or controls the physical use of the property. Deferred rent is included in liabilities on the consolidated balance sheet.

We record landlord allowances and incentives received as deferred rent based on their short-term or long-term nature.  These landlord allowances are amortized using the straight-line method over the reasonably assured lease term as a reduction of rent expense. We consider improvements to be a lessor asset if all of the following criteria are met:

●             the lease specifically requires the lessee to make the improvement;
●             the improvement is fairly generic;
●             the improvement increases the fair value of the property to the lessor; and
●             the useful life of the improvement is longer than the lease term.

At December 31, 2018 and 2017 our short term deferred rent was $13,215 and $0, respectively. At December 31, 2018 and 2017, our long term deferred rent and tenant allowances was $401,734 and $0, respectively.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, we issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the year ended December 31, 2018, we issued 300,000 shares of common stock out of the 2016 Plan. The balance of common shares authorized for issuance at December 31, 2018, was 4,500,000.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2018 and 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We will adopt the ASUs on January 1, 2019 on a modified retrospective basis through a cumulative adjustment to our beginning accumulated deficit balance. Prior comparative periods will not be restated under this method, and we will adopt all available practical expedients, as applicable. Upon adoption, our consolidated balance sheet will include an overall increase in assets of approximately $800,000 and an increase in liabilities of approximately $800,000. The ASUs are not expected to have a material impact on our beginning accumulated deficit, consolidated statement of operations or the consolidated statement of cash flows.

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

Financial Operations Overview

Our financial position as of December 31, 2018 and 2017, respectively, was as follows:

	As of December 31,
	2018	2017
Total shareholders’ equity	$2,995,000	$5,394,000
Cash and cash equivalents	$2,005,000	$4,550,000
Accounts receivable, net	$2,146,000	$1,836,000
Inventories, net	$2,682,000	$3,519,000
Deposits	$109,000	$-
Current liabilities	$1,700,000	$1,103,000
Convertible notes payable, net	$4,982,000	$5,944,000 -
Long-term liabilities (excluding long-term convertible notes)	$402,000	$-

Working capital	$5,544,000	$9,073,000

During the year ended December 31, 2018, our debt and liquidity positions were affected by the following:

●
Net cash used in operations of approximately $1,767,000; and
●
Purchases of property and equipment of approximately $628,000.
●
Redemption and conversion of convertible notes payable aggregating $1,000,000 in principal.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Revenue, Net	$5,585,000	$4,994,000
Gross Profit	$3,117,000	$3,066,000
Total Operating Expenses (1)	$6,188,000	$6,510,000
Loss from Operations	$(3,070,000)	$(3,444,000)
Total Other Income (Expense)	$(160,000)	$(196,000)
Net Loss	$(3,230,000)	$(3,640,000)
Basic (loss) per share	$(0.03)	$(0.03)
Diluted (loss) per share	$(0.03)	$(0.03)

(1)
Includes approximately $77,000 and $649,000 in non-cash equity compensation expense for the years ended December 31, 2018 and 2017, respectively.

Sales

During the years ended December 31, 2018 and 2017, we had net revenue of approximately $5,585,000 and $4,994,000, respectively, representing an increase in revenue of approximately $591,000 or 12%. The increase in sales in the current year period was attributable to large equipment orders from new customers, and steady repeat solution orders from our existing customer base.

Net Revenue

Product and Service Revenue

	For the year ended December 31,
	2018	2017
SteraMist Product	$4,652,000	$4,097,000
Service and Training	933,000	897,000
Total	$5,585,000	$4,994,000

Revenue by Geographic Region

	For the year ended December 31,
	2018	2017
United States	$4,197,000	$3,495,000
International	1,388,000	1,499,000
Total	$5,585,000	$4,994,000

Cost of Sales

During the years ended December 31, 2018 and 2017, our cost of sales was approximately $2,467,000 and $1,928,000, respectively, representing an increase of approximately $539,000 or 28%. The primary reason for the increase in cost of sales is attributable to the increase in revenue and the related product mix in the current year period as compared to the prior year period and our inventory reserve that was recorded in the fourth quarter of 2018. Our gross profit margins as a percentage of sales for the year ended December 31, 2018 decreased as compared to the prior period as a result of the customer and product mix in sales and our inventory reserve established in 2018

Professional Fees

Professional fees for the year ended December 31, 2018 were approximately $330,000, as compared to $877,000 for the prior year, representing a decrease of approximately $547,000, or 62%. The decrease is attributable to high professional fees incurred in the prior year period in connection with a lawsuit we initiated and settled in July 2017. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization were approximately $635,000 and $607,000 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $28,000, or 5%. The increase in depreciation expense is attributable to additional property and equipment acquired in 2018 and 2017.

Selling Expenses

Selling expenses for the year ended December 31, 2018 were approximately $1,360,000, as compared to $1,256,000 for the year ended December 31, 2017, representing an increase of approximately $104,000 or 8%. The increase in selling expenses is attributable to higher salaries due to increases in headcount and marketing and advertising costs incurred for the year ended December 31, 2018 as compared to the prior year period. Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses for the year ended December 31, 2018 were approximately $916,000, as compared to $454,000 for the year ended December 31, 2017, representing an increase of approximately $462,000, or 102%. The primary reason for the increase is attributable to current and ongoing studies and testing in connection with our product related to more effective and quicker hospital terminal cleans and product development costs we incurred in 2018. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

Equity Compensation Expense

Equity compensation expense for the year ended December 31, 2018 was approximately $77,000, as compared to $649,000 for the year ended December 31, 2017, representing a decrease of approximately $572,000 or 88%. The decline in equity compensation expense relates to the timing of certain issuances that occurred in the prior period. Equity compensation expense is incurred upon the issuance of warrants and stock options. On the date of a grant, we determine the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the award is calculated using the Black-Scholes Method option-pricing model.

Consulting Fees

Consulting fees for the year ended December 31, 2018 were approximately $141,000, as compared to $211,000 for the year ended December 31, 2017, representing a decrease of approximately $70,000, or 33%. The decrease in consulting fees relates to a one-time fee that was incurred in the prior year period in connection with a short-term consulting agreement with no such charge in the current period.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $2,729,000 and $2,775,000 for the years ended December 31, 2018 and 2017, respectively, representing a decrease of approximately $46,000 or 2%.

Other Income and Expense

Gain on redemption of convertible note was $150,000 for the year ended December 31, 2018.

Amortization of debt discount was $38,000 and $6,000 during the years ended December 31, 2018 and 2017, respectively. Amortization of debt discount for the years ended December 31, 2018 and 2017, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the year ended December 31,2018 were incurred in connection with the conversion of $700,000 convertible note payable.

Interest income for the years ended December 31, 2018 and 2017 was approximately $7,000 and $2,000, respectively.

Interest expense for the years ended December 31, 2018 and 2017 was approximately $222,000 and $191,000 respectively. Interest expense for the years ended December 31, 2018 and 2017 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the years ended December 31, 2018 and 2017 was approximately ($3,230,000) and ($3,640,000), respectively. Net loss per common share, basic and diluted, for the year ended December 31, 2018 was ($0.03). Net loss per common share, basic and diluted, for the year ended December 31, 2017 was ($0.03). The primary reasons for the decreased net loss can be attributed to:

●
Higher revenue and gross profit of approximately $591,000 and $51,000, respectively;
●
Lower operating expenses of approximately $322,000,
●
Gain on redemption of convertible note of $150,000, offset by
●
Higher interest expense of approximately $31,000; and
●
Induced conversion costs of approximately $57,000.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of approximately $2,005,000 and working capital of $5,544,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted. The Notes are convertible at any time by the holder into common stock at a conversion price of $0.54 per share. We may redeem the Notes at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year at a rate of 4 percent per annum. In addition, we issued three-year warrants to purchase up to an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share. Currently, we are using the proceeds from the private placement for research and development, international product registration, expansion of our internal sales force, marketing, public relations, expansions of our EPA label and for working capital and general corporate purposes. In February and March 2018, we and the holders of the Notes extended the maturity date of the $5,000,000 principal amount of Notes to April 1, 2019.

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

In December 2018, a noteholder redeemed a note with a principal balance of $300,000 in exchange for $150,000 in cash. We recognized a gain on redemption of convertible note income in the amount of $150,000 as a result of the transaction.

On March 30, 2019, the remaining note holders agreed to extend the maturity dates of their aggregate of $5,000,000 in notes to April 3, 2020.

For the years ended December 31, 2018 and 2017, we incurred losses from operations of approximately $3,070,000 and $3,444,000, respectively.  The cash used in operations was approximately $1,767,000 and $2,432,000 for the years ended December 31, 2018 and 2017, respectively.

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
●
Expansion of international distributors; and
●
Continued growth of TSN, our new Forensic Restoration FRST sub-division and new growth in the food safety market which includes using SteraMist for increasing the storage time of pre- and post-harvest produce. Increasing transportation shelf life by installing SteraMist in semitrucks and ships that are transporting food.

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months We cannot make any assurances that management’s strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our strategies or to complete any other financing may mean that we would have to significantly reduce costs and/or delay projects, which would adversely affect our business, customers and program development, and would adversely impact us.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce our scope of operations and current rate of spending through reductions in staff and delaying, scaling back, or stopping our research and development or sales and marketing activities.

Operating Activities

Cash used in operating activities for the years ended December 31, 2018 and 2017 was approximately $1,767,000 and $2,432,000, respectively. Cash used in operating activities decreased in 2018 approximately $665,000 as compared to the prior year period primarily due to the (reduced loss) incurred in 2018, decrease in our inventory and increase in our accounts payable.

Investing Activities

Cash used in investing activities for the years ended December 31, 2018 and 2017 was approximately $628,000 and $15,000, respectively. Cash used in investing activities increased $613,000 compared to the prior year period primarily due to equipment, furniture and leasehold improvements acquired in connection with our new facility.

Financing Activities

Cash used in financing activities for the year ended December 31, 2018 consisted of the $150,000 paid in connection with the redemption of convertible notes payable with a principal balance of $300,000.

Cash provided by financing activities for the year ended December 31, 2017 consisted of the $6,000,000 in aggregate gross proceeds received from the issuance of the Notes and proceeds from the exercise of warrants of $48,750.

Off-Balance Sheet Arrangements

None.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

Our management, with the participation of our Principal Chief Executive Officer and our Principal Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Chief Executive Officer along with our Principal Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm as we are not an accelerated filer, nor a large accelerated filer.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 15, 2019 are presented below.

Name	Age	Position
Halden S. Shane	74	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	39	Chief Operating Officer
Nick Jennings	41	Chief Financial Officer
Harold W. Paul	70	Director, Secretary
Walter C. Johnsen	68	Director
Kelly J. Anderson	51	Director
Lim Boh Soon	63	Director

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

Elissa J. Shane: Ms. Shane has been our Chief Operating Officer since January 2018. Previously, she served as our Chief Regulatory and Compliance Officer from September 2015 to December 2017 and as our Corporate Secretary in 2016. From January 2014 to September 2015, Ms. Shane served as a paralegal with Levi Lubarsky Feigenbaum & Weiss LLP, where she worked with the firm’s managing partners and staff attorneys and directed all operational aspects of the litigation cycle from inception through appeal. From September 2009 to January 2014, she served as a paralegal with Olshan Frome Wolosky LLP, where she managed all regulatory and compliance issues, litigation procedures and advertising and promotional matters. Ms. Shane received a B.A. in Psychology and Communications with a minor in Economics from the University of Southern California in 2001.

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

Kelly J. Anderson: Ms. Anderson has been one of our directors since January 2016. Ms. Anderson is a partner in C Suite Financial Partners, a financial consulting services company dedicated to serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Between July 2014 and March 2015, Ms. Anderson was CFO of Mavenlink, a SaaS company. Between October 2012 and January 2014, Ms. Anderson was Chief Accounting Officer of Fisker Automotive. Between April 2010 and February 2012, Ms. Anderson was the President and Chief Financial Officer of T3 Motion, Inc., (“T3”), an electric vehicle technology company. Between March 2008 and April 2010, she served as T3’s Executive Vice President and Chief Financial Officer, and as a director from January 2009 until January 2010. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit reporting agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties and its affiliates. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company. Ms. Anderson is an inactive California CPA and a 1989 graduate of the College of Business and Economics at California State University, Fullerton. Ms. Anderson brings to our Board experience in finance.

Dr. Lim Boh Soon: Dr. Lim has been one of our directors since January 2018. Dr. Lim has more than 25 years of experience in the banking and finance industry. For more than the past five years, he has been and continues to be a fellow of the Singapore Institute of Directors, and is currently an independent non-executive director on the board of two publicly-listed companies on the Singapore Stock Exchange – since October 2015, he has been a director of Jumbo Group Limited and since June 2017, he has been a director of OUE Commercial REIT Management Pte. Ltd. In addition, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985.

Family Relationships

Ms. Elissa J. Shane, our Chief Operating Officer, is the daughter of Dr. Halden Shane, our Chief Executive Officer and Chairman of the Board.

Board Composition

Our Board currently consists of five members. Our bylaws provide that our directors will hold office until their successors have been duly elected and qualified. Our Board is responsible for the business and affairs of our Company and considers various matters that require its approval. Our executive officers are appointed by our Board and serve at its discretion.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the fiscal year ended December 31, 2018, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2018 and 2017, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option/ Warrant Awards ($)(1)	All Other Compensation ($)	Total ($)

Halden S. Shane	2018	360,000	40,000(6)	—	17,932(2)	—	417,932
Chairman and CEO (2)	2017	360,000	—	—	434,847(3)	—	794,847

Elissa J. Shane (4)	2018	200,000	20,000(6)	—	36,474	9,000(4)	265,474
COO	2017	—	—	—	—	—	—

Nick Jennings (5)	2018	155,000	10,000(6)	—	—	—	165,000
CFO	2017	144,000	—	—	—	—	144,000

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
(2)
During the year ended December 31, 2018, we issued Dr. Shane five-year warrants to purchase an aggregate of 250,000 shares of common stock as executive compensation. The exercise price of the warrant was $0.08 per share, based on the three-day trailing VWAP on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $18,000, with the following assumptions: volatility, 142%; expected dividend yield, 0%; risk free interest rate, 2.95%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants was $0.07. We recognized equity-based compensation to Dr. Shane of approximately $18,000 on the warrants during the year ended December 31, 2018. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.
(3)
Pursuant to his employment agreement, during the year ended December 31, 2017, we issued Dr. Shane five-year warrants to purchase an aggregate of 3,750,000 shares of common stock as executive compensation. The exercise prices of the warrants range from $0.10 to $0.12 per share, based on the three day trailing VWAP on the date of issuance . Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $435,000, with the following assumptions: volatility, 145%–153%; expected dividend yield, 0%; risk free interest rate, 1.90%–2.23%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants ranged from $0.09–$0.12. We recognized equity-based compensation to Dr. Shane of approximately $435,000 on the warrants during the year ended December 31, 2017.
(4)
In connection with the execution of Ms. Shane’s employment agreement, on January 5, 2018, we issued her an option under the 2016 Plan to purchase 100,000 shares of common stock. The exercise price of the option was $0.12 per share, based on the closing price of our common stock on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Ms. Shane was approximately $12,000, with the following assumptions: volatility, 146%; expected dividend yield, 0%; risk free interest rate, 2.27%; and a life of 5 years. The grant date fair value of each share of common stock underlying the option was $0.12. In addition, pursuant to her employment agreement, on January 3, 2019, we issued her an option under the 2016 Plan to purchase 250,000 shares of common stock. The exercise price of the option was $0.11 per share, based on the closing price of our common stock on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Ms. Shane was approximately $25,000, with the following assumptions: volatility, 144%; expected dividend yield, 0%; risk free interest rate, 2.47%; and a life of 5 years. The grant date fair value of each share of common stock underlying the option was $0.10. The option was accrued for as of December 31, 2018. We recognized total equity-based compensation to Ms. Shane of approximately $37,000 on the options during the year ended December 31, 2018. The other compensation in the amount of $9,000 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item11 Employment Agreements for additional details of Ms. Shane’s annual compensation.
(5)
Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.
(6)
In December 2018, the compensation committee approved cash bonuses to the CEO, COO and CFO which were paid in 2019.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth certain information with respect to outstanding warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Warrants/Options Exercisable (#)	Number of Securities Underlying Unexercised Warrants/Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiration Date
Halden S. Shane	3,000,000 (1)	—	—	$0.30	2/11/2019-2/11/2021
	250,000 (2)	—	—	$0.50	3/31/2021
	250,000 (3)	—	—	$0.42	6/30/2021
	250,000 (4)	—	—	$0.32	9/30/2021
	250,000 (5)	—	—	$0.27	12/30/2021
	250,000 (8)	—	—	$0.10	7/17/2022
	3,500,000 (9)	—	—	$0.12	12/22/2022
	250,000(11)	—	—	$0.08	11/19/2023

Elissa J. Shane	100,000 (10)	—	—	$0.12	1/5/2023
Nick Jennings	300,000 (6)	—	—	$0.30	10/1/2019-10/1/2021
	100,000 (7)	—	—	$0.55	1/26/2021

(1)
Warrants vested in increments of 1,000,000 on 2/11/2014, 2/11/2015 and 2/11/2016 and have a term of 5 years
(2)
Warrants vested on 3/31/2016 and have a term of 5 years
(3)
Warrants vested on 6/30/2016 and have a term of 5 years
(4)
Warrants vested on 9/30/2016 and have a term of 5 years
(5)
Warrants vested on 12/30/2016 and have a term of 5 years
(6)
Warrants vested in increments of 100,000 on 10/1/2014, 10/1/2015 and 10/1/2016 and have a term of 5 years
(7)
Warrants vested on 1/26/2016 and have a term of 5 years
(8)
Warrants vested on 7/17/2017 and have a term of 5 years
(9)
Warrants vested on 12/22/2017 and have a term of 5 years
(10)
Options vested on 1/5/2018 and have a term of 5 years
(11)
Warrants vested on 11/19/2018 and have a term of 5 years

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

In the event Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two years salary at the time of such termination and will be granted an option to purchase 3,000,000 shares of common stock that are cashless and, when exercised, will have piggyback registration or demand registration rights, and if applicable, any and all outstanding stock grants will be accelerated and be fully vested.

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

Nick Jennings

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he continues to serve as our Chief Financial Officer. Mr. Jennings’ annual salary is $132,000, which is reviewed annually. On January 26, 2016, we issued Mr. Jennings a five-year warrant to purchase up to 100,000 shares of common stock at an exercise price of $0.55 per share. The agreement also provided for the issuance of an additional five-year warrant to purchase 100,000 shares of common stock in 2016, however, this provision was modified to grant a salary increase in lieu of the options. In January 2018, Mr. Jennings’ annual salary was increased to $155,000 per year. Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Jennings for certain business and entertainment expenses. In the event of a change in control of the Company that results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such termination date after the second employment anniversary.

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Harold W. Paul (1)	40,000	7,500	—	60,000	107,500
Walter Johnsen (2)	40,000	7,500	—	—	47,500
Kelly Anderson (3)	45,000	7,500	—	—	52,500
Lim Boh Soon (4)	40,000	7,500	—	—	47,500
Ronald E. Ainsworth (5)	20,000	3,500	—	—	23,500

(1)
Mr. Paul also received $60,000 in cash compensation in exchange for legal services rendered during 2018.

(2)
Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In February 2018, we issued Mr. Johnsen 75,000 shares of common stock that were valued at $7,500.

(3)
Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Ms. Anderson provides for an annual fee in the amount of $45,000 paid on a quarterly basis and an annual grant of shares of common stock. In February 2018, we issued Ms. Anderson 75,000 shares of common stock that were valued at $7,500.

(4)
Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years and until a successor is elected, or resignation or removal. Our agreement with Mr. Lim provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In February 2018, we issued Mr. Lim 75,000 shares of common stock that were valued at $7,500.

(5)
Mr. Ainsworth was elected to the Board on July 7, 2017. The term of his agreement as director commenced on July 7, 2017 for up to one year and until a successor is elected, or resignation or removal. In July 2018, Mr. Ainsworth was removed from the Board. During 2018, Mr. Ainsworth received cash fees in the amount of $20,000 and was issued 62,500 shares of common stock that were valued at $3,500.

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

The following table provides information as of December 31, 2018 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	320,000(1)	$0.52	4,180,000
Equity compensation plans not approved by security holders	15,425,000(2)	$0.36	—
Total	15,745,000	$0.36	—

(1)	Prior to August 25, 2015, we granted awards under the 2008 Plan.
(2)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.
(3)	On July 7, 2017, the 2016 Plan received shareholder approval, which permits the grant up to 5,000,000 shares of common stock

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 15, 2019 for:

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

Applicable percentage ownership is based on 124,690,418 shares of common stock and 510,000 shares of Series A preferred stock outstanding at March 15, 2019. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 15, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock
	Shares	% of Class	Shares	% of Class	% of Total Voting Power(1)
Named Executive Officers and Directors:
Halden S. Shane, CEO and Chairman of the Board	28,345,048(2)	21.3%	510,000	100%	21.6%
Elissa J. Shane, Chief Operating Officer	2,241,310(3)	1.7%			1.7%
Nick Jennings, Chief Financial Officer	562,145(4)	*	—	—	*
Harold W. Paul, Secretary, Director	1,479,774(5)	1.1%	—	—	1.1%
Walter Johnsen, Director	250,000(6)	*	—	—	*
Kelly Anderson, Director	250,000(7)	*	—	—	*
Lim Boh Soon, Director	690,190(8)	*	—	—	*
All current directors and executive officers as a group (7 persons)	33,818,467(9)	25.4%	510,000	100%	25.7%

5% Beneficial Owners:
Lau Sok Huy	17,361,111(10)	13.9%	—	—	13.9%
Ah Kee Wee	11,666,669(11)	9.4%	—	—	9.4%

* Denotes ownership of less than 1%

(1)
Percentage of total voting power represents voting power with respect to all shares of our common stock and Series A preferred stock, as a single class. The holders of common stock and Series A preferred stock are each entitled to one vote per share.

(2)
Consists of (i) 18,845,048 shares of common stock held of record by Dr. Shane, (ii) 1,500,000 shares of common stock held of record by the Shane Family Trust, (iii) 1,000,000 shares of common stock held of record by Belinha Shane and (iv) 8,000,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Dr. Shane that are exercisable within 60 days of March 15, 2019. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(3)
Consists of (i) 1,891,310 shares of common stock held of record by Ms. Shane and (ii) 350,000 shares of common stock issuable upon the exercise of options to purchase common stock held by Ms. Shane that are exercisable within 60 days of March 15, 2019.

(4)
Consists of (i) 112,145 shares of common stock held of record by Mr. Jennings and (ii) 450,000 shares of common stock issuable upon the exercise of warrants and options to purchase common stock held by Mr. Jennings that are exercisable within 60 days of March 15, 2019.

(5)
Consists of (i) 1,414,774 shares of common stock held of record by Mr. Paul and (ii) 65,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 15, 2019.

(6)
Consists of (i) 225,000 shares of common stock held of record by Mr. Johnsen and (ii) 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 15, 2019.

(7)
Consists of (i) 225,000 shares of common stock held of record by Ms. Anderson and (ii) 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 15, 2019.

(8)	Consists of 690,190 shares of common stock held of record by Dr. Lim.
(9)
Consists of (i) 24,903,467 shares of common stock, (ii) 8,400,000 shares of common stock issuable upon the exercise of warrants to purchase common stock and (iii) 515,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 15, 2019.

(10)	Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.
(11)
Based on information reported by Mr. Wee to the Company. Consists of (i) 8,666,669 shares of common stock and (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Mr. Wee that are exercisable within 60 days of March 15, 2019.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Independence of the Board

Based upon information submitted by Mr. Johnsen, Ms. Anderson, Dr. Lim and Mr. Paul the Board has determined that each of them is “independent” for purposes of OTC Governance Guidelines for directors. Mr. Shane is not an independent director. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C, during the 2018 and 2017 fiscal years:

	For the Fiscal Years Ended December 31,
	2018	2017
Audit Fees(1)	$108,000	$99,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$108,000	$99,000

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

DATED: April 1, 2019	TOMI ENVIRONMENTAL SOLUTIONS, INC.

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

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2019
Halden S. Shane

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2019
Nick Jennings

/s/ HAROLD W. PAUL	Director	April 1, 2019
Harold W. Paul

/s/ WALTER C. JOHNSEN	Director	April 1, 2019
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	April 1, 2019
Kelly J. Anderson

/s/ LIM BOH SOON	Director	April 1, 2019
Lim Boh Soon

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	10/24/11	3.1(a)
3.3	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.4	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
10.1+	2016 Equity Incentive Plan, as adopted by the Registrant’s Board of Directors on January 29, 2016	10-Q	000-09908	5/16/16	10.6
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Employment Agreement, dated February 8, 2016, by and between the Registrant and Robert Wotczak	10-Q	000-09908	5/16/16	10.2
10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3
10.5+	Offer Letter, dated September 2, 2015, by and between the Registrant and Norris Gearhart	10-Q	000-09908	5/16/16	10.4
10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.8+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/18/18	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/07	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor since 2007.
Rockville Centre, NY
April 1, 2019

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	December 31, 2018	December 31, 2017
Cash and Cash Equivalents	$2,004,938	$4,550,003
Accounts Receivable - net	2,145,622	1,835,949
Inventories (Note 3)	2,682,014	3,518,884
Deposits	109,441	-
Prepaid Expenses	301,797	270,419
Total Current Assets	7,243,812	10,175,255

Property and Equipment – net (Note 4)	1,588,591	712,822

Other Assets:
Intangible Assets – net (Note 5)	1,235,816	1,548,532
Security Deposits	11,395	4,700
Total Other Assets	1,247,211	1,553,232
Total Assets	$10,079,614	$12,441,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,133,649	$751,730
Accrued Expenses and Other Current Liabilities (Note 11)	415,199	267,136
Accrued Officers Compensation	70,000	-
Accrued Interest (Note 6)	66,667	80,000
Customer Deposits	1,486	3,062
Deferred Rent	13,215	781
Total Current Liabilities	1,700,216	1,102,709

Long-Term Liabilities:
Deferred Rent and Tenant Improvement Allowances	401,734	-
Convertible Notes Payable, net of discount of $17,534 and $55,625
at December 31, 2018 and 2017, respectively (Note 6)	4,982,466	5,944,375
Total Long-Term Liabilities	5,384,200	5,944,375
Total Liabilities	7,084,416	7,047,084

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at December 31, 2018 and December 31, 2017	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock; par value $0.01 per share, 200,000,000 shares authorized;
124,290,418 and 122,049,958 shares issued and outstanding
at December 31, 2018 and December 31, 2017, respectively.	1,242,904	1,220,499
Additional Paid-In Capital	42,948,705	42,139,675
Accumulated Deficit	(41,201,511)	(37,971,049)
Total Shareholders’ Equity	2,995,198	5,394,225
Total Liabilities and Shareholders’ Equity	$10,079,614	$12,441,309

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended
	December 31,
	2018	2017

Sales, net	$5,584,612	$4,993,668
Cost of Sales	2,467,114	1,927,773
Gross Profit	3,117,498	3,065,895

Operating Expenses:
Professional Fees	329,674	876,880
Depreciation and Amortization	634,671	607,127
Selling Expenses	1,360,430	1,256,465
Research and Development	916,003	454,089
Equity Compensation Expense (Note 7)	77,242	649,348
Consulting Fees	140,858	210,538
General and Administrative	2,728,840	2,774,916
Other	-	(319,388)
Total Operating Expenses	6,187,718	6,509,976
Loss from Operations	(3,070,219)	(3,444,081)

Other Income (Expense):
Gain on Redemption of Convertible Note	150,000	-
Amortization of Debt Discounts	(38,091)	(6,279)
Induced Conversion Costs	(57,201)	-
Interest Income	6,928	1,800
Interest Expense	(221,878)	(191,256)
Total Other Income (Expense)	(160,242)	(195,735)

Net Loss	$(3,230,462)	$(3,639,815)

Loss Per Common Share
Basic and Diluted	$(0.03)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	123,574,672	121,372,605

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2016	510,000	$5,100	120,825,134	$1,208,252	$41,367,946	$(34,331,234)	$8,250,064

Equity Compensation Expense					635,223		635,223
Common stock issued for services provided			249,824	2,498	35,602		38,100
Warrants exercised			975,000	9,750	39,000		48,750
Warrants issued as part of debt private placement					61,904		61,904
Net Loss for the year ended December 31, 2017						(3,639,814)	(3,639,814)

Balance at December 31, 2017	510,000	5,100	122,049,958	1,220,499	42,139,675	(37,971,049)	5,394,225

Equity Compensation Expense					31,522		31,522
Common Stock Issued for Services Provided			362,500	3,625	33,875		37,500
Conversion of Notes Payable and Accrued Interest into Common Stock			1,877,960	18,780	686,432		705,212
Induced Conversion Costs					57,201		57,201
Net Loss for the year ended December 31, 2018						(3,230,462)	(3,230,462)
Balance at December 31, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,948,705	$(41,201,511)	$2,995,198

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017
Cash Flow From Operating Activities:
Net Loss	$(3,230,462)	$(3,639,814)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	634,671	607,127
Amortization of Debt Discount	38,091	6,279
Equity Compensation Expense	31,522	635,223
Value of Equity Issued for Services	37,500	38,100
Induced Conversion Costs	57,201	-
Reserve for Bad Debt	(200,000)	200,000
Inventory Reserve	100,000	-
Gain on Redemption of Convertible Note	(150,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(109,673)	(514,572)
Inventory	629,023	204,622
Prepaid Expenses	(88,170)	(165,971)
Deposits	(109,441)	147,010
Security Deposits	(6,695)	-
Increase (Decrease) in:
Accounts Payable	381,919	15,851
Accrued Expenses	148,063	(11,277)
Accrued Interest	(8,122)	80,000
Accrued Officer Compensation	70,000	-
Deferred Rent	9,168	(7,760)
Customer Deposits	(1,576)	(27,058)
Net Cash Used in Operating Activities	(1,766,980)	(2,432,241)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(628,085)	(14,829)
Net Cash Used in Investing Activities	(628,085)	(14,829)

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For the Year Ended
	December 31,
	2018	2017
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants	-	48,750
Repayment of Principal Balance on Convertible Note	(150,000)	-
Proceeds from Convertible Notes	-	6,000,000
Net Cash Provided (used) by Financing Activities	(150,000)	6,048,750
Increase (Decrease) In Cash and Cash Equivalents	(2,545,065)	3,601,679
Cash and Cash Equivalents - Beginning	4,550,003	948,324
Cash and Cash Equivalents – Ending	$2,004,938	$4,550,003

Supplemental Cash Flow Information:
Cash Paid For Interest	$230,000	$111,256
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Establishment of discount on convertible debt	$-	$61,904
Transfer of equipment from
inventory to property and equipment	$107,846	$323,805
Trademark Costs Reclassified
to intangible assets, net	$56,792	$-
Establishment of Tenant Improvement Allowance	$405,000	$-
Abandonment of Fully Depreciated
Property and Equipment	$66,428	$-
Common Stock Issued Upon Conversion of
Note Payable and Accrued Interest	$705,212	$-

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the years ended December 31, 2018 and 2017 was $96,929 and $263,882, respectively.

At December 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $300,000 and $500,000, respectively.

As of December 31, 2018, two customers accounted for 37% of accounts receivable. One customer accounted for 13% of net revenues for the year ended December 31, 2018.

As of December 31, 2017, two customers accounted for 24% of accounts receivable. Two customers accounted for 22% of net revenues for the year ended December 31, 2017.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. Our reserve for obsolete inventory was $100,000 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

Accounts Payable

As of December 31, 2018, three vendors accounted for approximately 63% of total accounts payable. As of December 31, 2017, one vendor accounted for approximately 45% of total accounts payable.

One vendor accounted for 70% and 73% of cost of sales for the years ended December 31, 2018 and 2017, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We make an estimate of expected costs that will be incurred by us during the warranty period and charge that expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2018, and 2017, our warranty reserve was $30,000 and $5,000, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2018 and 2017. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Leases and Tenant Improvement Allowance

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

We record landlord allowances and incentives received as deferred rent based on their short-term or long-term nature.  These landlord allowances are amortized using the straight-line method over the reasonably assured lease term as a reduction of rent expense. We consider improvements to be a lessor asset if all of the following criteria are met:

●
the lease specifically requires the lessee to make the improvement;
●
the improvement is fairly generic;
●
the improvement increases the fair value of the property to the lessor; and
●
the useful life of the improvement is longer than the lease term.

At December 31, 2018 and 2017 our short term deferred rent was $13,215 and $0, respectively. At December 31, 2018 and 2017, our long term deferred rent and tenant improvement allowances was $401,734 and $0, respectively.

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

Potentially dilutive securities as of December 31, 2018 consisted of 9,259,250 shares of common stock from convertible debentures, 26,550,611 shares of common stock issuable upon exercise of outstanding warrants, 320,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 36.6 million and 47.3 million shares of common stock were outstanding at December 31, 2018 and 2017, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	For the Year Ended December 31,
	2018	2017

Net loss	$(3,230,462)	$(3,639,815)
Adjustments for convertible debt - as converted
Interest on convertible debt	221,878	191,256
Amortization of debt discount on convertible debt	38,091	6,279
Net loss attributable to common shareholders	$(2,970,473)	$(3,442,279)
Weighted average number of shares of common stock outstanding:
Basic and diluted	123,574,672	121,372,605
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.02)	$(0.03)

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

Net Revenue

Product and Service Revenue

	For the year ended December 31,
	2018	2017
SteraMist Product	$4,652,000	$4,097,000
Service and Training	933,000	897,000
Total	$5,585,000	$4,994,000

Revenue by Geographic Region

	For the year ended December 31,
	2018	2017
United States	$4,197,000	$3,495,000
International	1,388,000	1,499,000
Total	$5,585,000	$4,994,000

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

Contract Balances

As of December 31, 2018, and December 31, 2017 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Equity Compensation Expense

We account for equity compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2017, the Company issued 200,000 shares of common stock out of the 2016 Plan. In addition, for the year ended December 31, 2018, the Company issued 300,000 shares of common stock out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2018 and 2017.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the years ended December 31, 2018 and 2017, were approximately $204,000 and $66,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2018 and 2017, research and development expenses were approximately $916,000 and $454,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $206,000 and $119,000 for the years ended December 31, 2018 and 2017, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require lessees to recognize all leases, with limited exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. The ASU also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, ASU No. 2018-11, Targeted Improvements, and ASU No. 2018-20, Narrow-Scope Improvements for Lessors, to clarify and amend the guidance in ASU No. 2016-02. The ASUs are effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We will adopt the ASUs on January 1, 2019 on a modified retrospective basis through a cumulative adjustment to our beginning accumulated deficit balance. Prior comparative periods will not be restated under this method, and we will adopt all available practical expedients, as applicable. Upon adoption, our consolidated balance sheet will include an overall increase in assets of approximately $800,000 and an increase in liabilities of approximately $800,000. The ASUs are not expected to have a material impact on our beginning accumulated deficit, consolidated statement of operations or the consolidated statement of cash flows.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	December 31, 2018	December 31, 2017
Finished goods	$2,782,014	$3,518,884
Inventory Reserve	(100,000)	-
	$2,682,014	$3,518,884

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at:

	December 31,	December 31,
	2018	2017
Furniture and fixtures	$277,976	$91,216
Equipment	1,300,139	1,192,293
Vehicles	60,703	56,410
Computer and software	143,579	113,319
Leasehold improvements	355,898	15,554
Tenant Improvement Allowance	405,000	-
	2,543,295	1,468,792
Less: Accumulated depreciation	954,704	755,969
	$1,588,591	$712,822

For the years ended December 31, 2018 and 2017, depreciation was $265,163 and $237,619, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $369,508 and $369,508 for the years ended December 31, 2018 and 2017, respectively.

Definite life intangible assets consist of the following:

	December 31, 2018	December 31, 2017

Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	2,109,276	1,739,768
Intangible Assets, net	$739,024	$1,108,532

Indefinite life intangible assets consist of the following:

Trademarks	$496,792	$440,000

Total Intangible Assets, net	$1,235,816	$1,548,532

Approximate amortization over the next five years is as follows:

Twelve Month Period Ending December 31,	Amount

2019	$370,000
2020	369,000
2021	-
2022	-
2023	-
$739,000

NOTE 6. CONVERTIBLE DEBT

In March and May 2017, the Company closed a private placement transaction in which it issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the year ended December 31, 2018 and 2017 was $221,878 and $191,256, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. The Company recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount is being amortized over the life of the Notes using the effective interest method. Amortization expense for the years ended December 31, 2018 and 2017, was $38,091 and $6,279, respectively.

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

In December 2018, a noteholder redeemed a note with a principal balance of $300,000 in exchange for $150,000 in cash. We recognized a gain on redemption of convertible note income in the amount of $150,000 as a result of the transaction.

On March 30, 2019, the remaining note holders agreed to extend the maturity dates of their aggregate of $5,000,000 in notes to April 3, 2020. See Note 14-Subsequent Events.

Convertible notes consist of the following at:

	December 31, 2018	December 31, 2017
Convertible notes	$5,000,000	$6,000,000
Initial discount	(53,873)	(61,904)
Accumulated amortization	36,339	6,279
Convertible notes, net	$4,982,466	$5,944,375

NOTE 7. SHAREHOLDERS’ EQUITY

Our Board of Directors (the “Board”) may, without further action by our shareholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of such preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of our common stock. Furthermore, the Board could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2018 and 2017, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2018 and 2017, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the year ended December 31, 2017, the Company issued 249,824 shares of common stock valued at $38,100 for professional services rendered, of which the Company issued 200,000 shares that were valued at $32,000 and issued to our Board (See Note 9).

In August 2017, warrants to purchase 375,000 and 600,000 shares of common stock were exercised, which resulted in gross proceeds to the Company of $18,750 and $30,000, respectively.

During the year ended December 31, 2018, we issued 362,500 shares of common stock valued at $33,500 to members of our Board (see Note 9).

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

The following table summarizes stock options outstanding as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	200,000	$0.76	200,000	$0.76
Granted	120,000	$0.12	—	—
Exercised	—	—	—	—
Outstanding, end of period	320,000	$0.52	200,000	$0.76

Options outstanding and exercisable by price range as of December 31, 2018 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	2.02	20,000	$0.05
$0.10	20,000	9.08	20,000	$0.10
$0.12	100,000	4.02	100,000	$0.12
$0.27	40,000	6.01	40,000	$0.27
$0.55	100,000	7.10	100,000	$0.55
$2.10	40,000	1.01	40,000	$2.10
	320,000	5.05	320,000	$0.52

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

During the first and second quarter of 2017, we recognized approximately $23,000 in equity compensation expense for the vested and unvested portion of a warrant issued to a former employee pursuant to his agreement with the Company. In September 2017, the employee resigned from his position with the Company and the unvested portion of his warrant was terminated. For the year ended December 31, 2017, we reversed the equity compensation expense for the accrued but unvested portion of his warrant of $22,000.

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

In November 2018 we issued a warrant to purchase 250,000 shares of common stock to the CEO at an exercise price of $0.08 per share pursuant to his employment agreement with the Company. The warrant was valued at approximately $18,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 142%; expected dividend yield, 0%; risk free interest rate, 2.95%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.07.

The following table summarizes the outstanding common stock warrants as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	35,501,411	$0.33	37,076,413	$0.31
Granted	250,000	0.08	4,774,998	0.24
Exercised	-	-	(975,000)	0.05
Expired	(9,200,800)	(0.30)	(5,375,000)	0.13
Outstanding, end of period	26,550,611	$0.34	35,501,411	$0.33

Warrants outstanding and exercisable by price range as of December 31, 2018 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	4.89	250,000	$0.08
$0.10	265,000	3.53	265,000	$0.10
$0.12	3,500,000	3.98	3,500,000	$0.12
$0.12	4,000,000	0.79	4,000,000	$0.12
$0.17	10,000	3.82	10,000	$0.17
$0.27	250,000	3.00	250,000	$0.27
$0.29	10,125,613	1.80	10,125,613	$0.29
$0.30	3,300,000	1.17	3,300,000	$0.30
$0.32	250,000	2.75	250,000	$0.32
$0.42	250,000	2.50	250,000	$0.42
$0.50	250,000	2.25	250,000	$0.50
$0.55	100,000	2.08	100,000	$0.55
$0.69	999,998	1.22	999,998	$0.69
$1.00	3,000,000	1.34	3,000,000	$1.00
	26,550,611	2.24	26,550,611	$0.34

There were no unvested warrants outstanding as of December 31, 2018.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In September 2014, we entered into a lease agreement for office and warehouse space in Frederick, Maryland. As part of the lease agreement, we received a rent holiday in the first 5 months of the lease. The lease also provides for an escalation clause pursuant to which the Company was subject to an annual rent increase of 3%, year over year. The term of the lease expired on January 31, 2018 and was extended on a month-to-month basis through the occupancy date of our new lease.

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement was scheduled to commence on December 1, 2018 or when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018 and the lease was amended in March 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019.

Approximate minimum annual rents under the lease are as follows:

Twelve Month Period Ending December 31,	Amount
2019	$102,000
2020	147,000
2021	151,000
2022	156,000
2023	160,000
Thereafter	923,000
$1,639,000

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of December 31, 2018, and 2017, there were no claims against us for product liability.

NOTE 9. CONTRACTS AND AGREEMENTS

Agreements with Directors

In December 2017, we increased the annual board fee to directors to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. The board fee also includes the issuance of 75,000 shares of common stock on an annual basis. For the year ended December 31, 2018, we issued an aggregate of 362,500 shares of common stock that were valued at $33,500 to members of our Board.

In January 2018, Dr. Lim Boh Soon was elected to our Board. His term is for three years or until his successor is elected, or he resigns or is removed. His director agreement provides for an annual cash board fee of $40,000 and annual issuance of shares of common stock, as indicated above.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of December 31, 2018, we had entered into 87 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 10. INCOME TAXES

The Company’s income tax expense consisted of:

For the Year Ended
	December 31,	December 31,
	2018	2017
Current:
United States	$-	$-
Foreign	-	-
	-	-
Deferred:
United States	-	-
Foreign	-	-
	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:

	For the Year Ended
	December 31,	December 31,
	2018	2017

United States	$(3,230,462)	$(3,639,814)
Foreign	-	-
Total	$(3,230,462)	$(3,639,814)

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

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. As such, in accordance with SAB 118, we completed our analysis during the fourth quarter of 2018 considering current legislation and guidance resulting in no material adjustments from the provisional amounts recorded during the prior year.

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2018 and 2017 was as follows:

	For the Year Ended
	December 31,	December 31,
	2018	2017

Loss before income tax	$(3,230,462)	$(3,639,814)
US statutory corporate income tax rate (federal and state)	28.00%	39.45%
Income tax expense computed at US statutory corporate income tax rate
Income tax expense computed at US statutory corporate income tax rate	(904,529)	(1,435,907)
Reconciling items:
Effect of U.S. tax law change (1)	-	1,793,212
Change in valuation allowance on deferred tax assets	741,982	(675,889)
Provision to prior year tax return	113,068	69,767
Incentive stock options and warrants	21,628	256,168
Amortized debt discount	1,758	2,477
Meals and Entertainment	4,134	5,825
Induced Conversion Costs	16,016	-
Other	5,943	(15,653)
Income tax expense	$-	$-

(1)
Due to the Tax Act, our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 39.45% to 28%. The change in tax rate resulted in a decrease to our gross U.S. deferred tax assets which is offset by a corresponding decrease to our valuation allowance.

Components of our deferred income tax assets (liabilities) are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:

Reserve for Bad Debt	$84,000	$140,000
Inventory Reserve	28,000	-
Inventory Capitalization	-	94,000
Accrued Expenses	52,000	31,000
Deferred Rent	4,000	-
Warranty Reserve	8,000	-
Property and Equipment	-	21,000
Intangible Assets	362,000	208,000
Net operating losses	4,718,000	3,724,000
Valuation Allowance	(4,959,000)	(4,218,000)
Deferred Tax Assets	$297,000	$-

Deferred tax liabilities:
Property Plant and Equipment	$(297,000)	$-
	$(297,000)	-

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2018, we recorded a valuation allowance of $4,959,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $741,000 during the year ended December 31, 2018, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized. The 2017 additional U.S. deferred tax assets are net of re-measurement from 35% to 21% as a result of the Tax act. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards ("NOL") as of December 31, 2018 and 2017 of approximately $17,544,000 and $13,898,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2018 and 2017 of approximately $14,773,000 and $11,506,000 respectively to reduce future state taxable income. If any of the NOL's are not utilized, they will expire at various dates through 2038. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2018, and 2017, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2018	December 31, 2017
Commissions	$136,631	$115,506
Payroll and related costs	144,359	43,484
Director fees	41,250	27,750
Accrued warranty	30,000	5,000
Other accrued expenses	62,959	75,396
Total	$415,199	$267,136

NOTE 12. ACCRUED WARRANTY

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

The following table presents warranty reserve activities at:

	December 31, 2018	December 31, 2017
Beginning accrued warranty costs	$5,000	$-
Provision for warranty expense	47,454	10,731
Settlement of warranty claims	(22,454)	(5,731)
Ending accrued warranty costs	$30,000	$5,000

NOTE 13. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2018, two customers accounted for 37% of accounts receivable. One customer accounted for 13% of net revenues for the year ended December 31, 2018.

As of December 31, 2017, two customers accounted for 24% of accounts receivable. Two customers accounted for 22% of net revenues for the year ended December 31, 2017.

NOTE 14. SUBSEQUENT EVENTS

In January of 2019, TOMI entered into an exclusive co-marketing and supply agreement with Arkema Inc. to further develop a market for our fogging/misting technology within the Food Safety industry.  The agreement provides that the parties will develop the market for TOMI’s Fogging Technology using the TOMI SteraMist Technology for food safety applications. Arkema Inc. will manufacture and supply the food grade hydrogen peroxide for use in an EPA-registered solution. Together, the companies will address the need in the industry for a non-bleach, quick and effective food safety process and bring it to Arkema’s global food clients who currently use its hydrogen peroxide for organic-certified products.

In January 2019 we issued a warrant to purchase 1,000,000 shares of common stock to the CEO at an exercise price of $0.10 per share pursuant to his employment agreement with the Company. The warrant was valued at approximately $90,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.09.

In January 2019 we issued an option to purchase 250,000 shares of common stock to the COO at an exercise price of $0.11 per share pursuant to her employment agreement with the Company. The option was valued at approximately $25,000, has a term of 5 years. We utilized the Black-Scholes method to fair value the option received by the COO with the following assumptions: volatility, 144%; expected dividend yield, 0%; risk free interest rate, 2.47%; and a life of 5 years. The grant date fair value of each share of common stock underlying the option was $0.10. The value of this stock option was included in accrued expenses at December 31, 2018.

               In January 2019 we issued an option to purchase 50,000 shares of common stock to the CFO at an exercise price of $0.10 per share. The option was valued at approximately $4,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the option received by the CFO with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the option was $0.09.

Pursuant to our agreement with our Board, in January 2019, we issued an aggregate of 400,000 shares of common stock valued at approximately $44,000. The agreements with our Board provide for the annual issuance of shares of our common stock.

On March 30, 2019, the two remaining note holders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, the Company agreed that if it does not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into common shares of the Company at a conversion price of $0.11 per share or a total of 45,454,545 shares. All other provisions of the notes remain unchanged.