Form 10-Q
period 2019-03-31
TOMI Environmental Solutions, Inc.
filed 2019-05-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 9, 2019, the registrant had 124,700,418 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

TABLE OF CONTENTS

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	March 31, 2019 (Unaudited)	December 31, 2018
Cash and Cash Equivalents	$1,195,938	$2,004,938
Accounts Receivable - net	2,027,700	2,145,622
Inventories (Note 3)	2,393,188	2,682,014
Deposits	188,716	109,441
Prepaid Expenses	259,140	301,797
Total Current Assets	6,064,682	7,243,812

Property and Equipment – net (Note 4)	1,528,907	1,588,591

Other Assets:
Intangible Assets – net (Note 5)	1,143,439	1,235,816
Operating Lease - Right of Use Asset (Note 6)	703,823	-
Capitalized Software Development Costs (Note 7)	125,704	-
Other Assets	76,309	11,395
Total Other Assets	2,049,275	1,247,211
Total Assets	$9,642,863	$10,079,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$657,798	$1,133,649
Accrued Expenses and Other Current Liabilities (Note 12)	580,426	415,199
Accrued Officers Compensation	29,792	70,000
Accrued Interest (Note 8)	16,667	66,667
Customer Deposits	-	1,486
Current Portion of Long-Term Operating Lease	23,436	-
Deferred Rent	-	13,215
Total Current Liabilities	1,308,119	1,700,216

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 6)	1,089,316	-
Deferred Rent and Tenant Improvement Allowances	-	401,734
Convertible Notes Payable, net of discount of $0 and $17,534
at March 31, 2019 and December 31, 2018, respectively (Note 8)	5,000,000	4,982,466
Total Long-Term Liabilities	6,089,316	5,384,200
Total Liabilities	7,397,435	7,084,416

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at March 31, 2019 and December 31, 2018	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock; par value $0.01 per share, 200,000,000 shares authorized;
124,690,418 and 124,290,418 shares issued and outstanding
at March 31, 2019 and December 31, 2018, respectively.	1,246,904	1,242,904
Additional Paid-In Capital	43,129,467	42,948,705
Accumulated Deficit	(42,136,043)	(41,201,511)
Total Shareholders’ Equity	2,245,428	2,995,198
Total Liabilities and Shareholders’ Equity	$9,642,863	$10,079,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2019	2018

Sales, net	$1,252,658	$1,312,466
Cost of Sales	493,310	491,659
Gross Profit	759,348	820,807

Operating Expenses:
Professional Fees	105,481	106,458
Depreciation and Amortization	176,845	162,738
Selling Expenses	441,670	204,005
Research and Development	92,577	132,487
Equity Compensation Expense (Note 9)	80,917	12,685
Consulting Fees	35,006	35,026
General and Administrative	694,880	663,887
Total Operating Expenses	1,627,376	1,317,287
Loss from Operations	(868,028)	(496,480)

Other Income (Expense):
Amortization of Debt Discounts	(17,534)	(8,037)
Interest Income	1,030	1,198
Interest Expense	(50,000)	(60,000)
Total Other Income (Expense)	(66,504)	(66,839)

Net Loss	$(934,532)	$(563,319)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	124,659,307	122,229,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,948,705	$(41,201,511)	$2,995,198

Equity Compensation					140,762		140,762
Common Stock Issued for Services Provided			400,000	4,000	40,000		44,000
Net Loss for the three months ended March 31, 2019						(934,532)	(934,532)
Balance at March 31, 2019	510,000	$5,100	124,690,418	$1,246,904	$43,129,467	$(42,136,043)	$2,245,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flow from Operating Activities:
Net Loss	$(934,532)	$(563,319)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	176,845	162,738
Lease Expense	39,644	-
Amortization of Debt Discount	17,534	8,037
Equity Compensation Expense	80,917	13,590
Value of Equity Issued for Services	44,000	30,000
Reserve for Bad Debt	(105,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	222,922	(394,453)
Inventory	288,827	245,271
Prepaid Expenses	6,792	(6,266)
Deposits	(79,275)	(15,714)
Other Assets	(64,914)	-
Increase (Decrease) in:
Accounts Payable	(475,851)	(116,927)
Accrued Expenses	225,072	20,725
Accrued Interest	(50,000)	(64,000)
Accrued Officer Compensation	(40,208)	-
Deferred Rent	-	(781)
Customer Deposits	(1,486)	(1,484)
Net Cash Used in Operating Activities	(648,714)	(682,583)

Cash Flow From Investing Activities:
Capitalized Software Costs	(125,704)	-
Purchase of Property and Equipment	(34,582)	-
Net Cash Used in Investing Activities	(160,286)	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENDSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
 (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flow From Financing Activities:	-	-
(Decrease) In Cash and Cash Equivalents	(809,000)	(682,583)
Cash and Cash Equivalents - Beginning	2,004,938	4,550,003
Cash and Cash Equivalents – Ending	$1,195,938	$3,867,420

Supplemental Cash Flow Information:
Cash Paid For Interest	$100,000	$124,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Right of Use Asset Arising from Adoption of ASC 842	$714,421	$-
Warrants and Options as Consideration for Accrued Expenses	$59,845	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through its premier Binary Ionization Technology® (BIT™) platform, under which it manufactures, licenses, services and sells its SteraMist™ brand of products, including SteraMist™ BIT™, a hydrogen peroxide-based mist and fog.

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

TOMI’s mission is to help its customers create a healthier world through its product line in its divisions (Healthcare, Life Sciences, TOMI Service Network and Food Safety).

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on April 1, 2019. The Company follows the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments. The recorded value of convertible debt approximates its fair value as the terms and rates approximate market rates (See Note 8).

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits.

Accounts Receivable

Our accounts receivable are credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three months ended March 31, 2019 and 2018 was $58,490 and $0, respectively.

At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $195,000 and $300,000, respectively.

As of March 31, 2019 and December 31, 2018, two customers accounted for 41% and 37% of accounts receivable, respectively.

Two customers accounted for 45% of net revenue for the three months ended March 31, 2019 and three customers accounted for 33% of net revenue for the three months ended March 31, 2018.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $100,000 as of March 31, 2019 and December 31, 2018.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the modified retrospective basis with a cumulative effect adjustment as of that date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of March 31, 2019.

We have elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Adoption of the new lease standard on January 1, 2019 had a material impact on our interim unaudited condensed consolidated financial statements. The most significant impacts related to the recognition of right-of-use ("ROU") asset of $714,421 and lease liability of $678,556 for our operating lease on the consolidated balance sheet. We also reclassified prepaid expenses of $35,865 and deferred rent balance, including tenant improvement allowances, and other liability balances of $414,949 relating to our existing lease arrangements as of December 31, 2018, into the ROU asset balance as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The standard did not materially impact our consolidated statement of operations and consolidated statement of cash flows.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balances at December 31, 2018	Effect of Adoption of New Lease Standard	Balances at January 1, 2019
Assets
Prepaid Expenses	$301,797	$(35,865)	$265,932
Operating Lease Right of Use Asset	$-	$714,421	$714,421
Liabilities
Deferred Rent	$13,215	$(13,215)	$-
Current Portion of Long-Term Operating Lease	-	-	-
Deferred Rent and Tenant Improvement Allowances	$401,734	$(401,734)	$-
Long-Term Operating Lease, Net of Current Portion	-	$1,093,505	$1,093,505
Shareholders' Equity
Accumulated Deficit	$(41,201,511)	$-	$(41,201,511)

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales.

Accounts Payable

As of March 31, 2019, two vendors accounted for approximately 40% of accounts payable. As of December 31, 2018, three vendors accounted for approximately 63% of accounts payable

One vendor accounted for approximately 67% and 70% of cost of sales for the three months ended March 31, 2019 and 2018, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2019 and December 31, 2018, our warranty reserve was $30,000 (See Note 13).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2019 and December 31, 2018. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of March 31, 2019 consisted of 9,259,250 shares of common stock from convertible debentures, 26,800,611 shares of common stock issuable upon exercise of outstanding warrants, 620,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 37.2 million and 36.6 million shares of common stock were outstanding at March 31, 2019 and December 31, 2018, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended March 31, (Unaudited)
	2019	2018

Net loss	$(934,532)	$(563,319)
Adjustments for convertible debt - as converted
Interest on convertible debt	50,000	60,000
Amortization of debt discount on convertible debt	17,534	8,037
Net loss attributable to common shareholders	$(866,998)	$(495,282)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,659,307	122,229,959
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.00)

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

Net Revenue

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2019	2018
SteraMist Product	$1,029,000	$1,092,000
Service and Training	224,000	220,000
Total	$1,253,000	$1,312,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2019	2018
United States	$1,136,000	$945,000
International	117,000	367,000
Total	$1,253,000	$1,312,000

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

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Contract Balances

As of March 31, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Equity Compensation Expense

We account for equity compensation expense using the Black Scholes model in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense cost is estimated at the grant date based on the award’s fair value.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the three months ended March 31, 2019 and 2018, we issued 400,000 and 300,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2019 and 2018.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2019 and 2018 were approximately $40,000 and $54,000, respectively

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2019 and 2018, research and development expenses were approximately $93,000 and $132,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $39,000 and $51,000 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	March 31, 2019 (Unaudited)	December 31, 2018
Finished goods	$2,493,188	$2,782,014
Inventory Reserve	(100,000)	(100,000)
	$2,393,188	$2,682,014

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at:

	March 31, 2019 (Unaudited)	December 31, 2018
Furniture and fixtures	$280,042	$277,976
Equipment	1,322,910	1,300,139
Vehicles	60,703	60,703
Computer and software	153,324	143,579
Leasehold improvements	355,898	355,898
Tenant Improvement Allowance	405,000	405,000
	2,577,877	2,543,295
Less: Accumulated depreciation	1,048,970	954,704
	$1,528,907	$1,588,591

For the three months ended March 31, 2019 and 2018, depreciation was $84,468 and $70,361, respectively. For the three months ended March 31, 2019, amortization of tenant improvement allowance in the amount of $9,798 was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $92,377 for the three months ended March 31, 2019 and 2018, respectively.

Definite life intangible assets consist of the following:

	March 31, 2019 (Unaudited)	December 31, 2018
Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	2,201,653	2,109,276
Intangible Assets, net	$646,647	$739,024

Indefinite life intangible assets consist of the following:

Trademarks	$496,792	$496,792
Total Intangible Assets, net	$1,143,439	$1,235,816

Approximate amortization over the next five years is as follows:

Year Ended:	Amount

April 1 – December 31, 2019	$277,000
December 31, 2020	370,000
December 31, 2021	-
December 31, 2022	-
December 31, 2023	-
$647,000

NOTE 6. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement was scheduled to commence on December 1, 2018 or when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018 and the lease was amended in March 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2019 (Unaudited)
Assets:
Operating lease right-of-use asset	$703,823
Liabilities:
Current Portion of Long-Term Operating Lease	$23,436
Long-Term Operating Lease, Net of Current Portion	1,089,316
$1,112,752

The components of lease expense are as follows within our condensed consolidated statement of operations:

General and Administrative Expenses:	Three Months Ended March 31, 2019 (Unaudited)
Operating lease expense	$39,644

Other information related to leases where we are the lessee is as follows:

March 31, 2019 (Unaudited)
Weighted-average remaining lease term:
Operating leases	10.00 years

Discount rate:
Operating leases	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

Three Months Ended March 31, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$-

As of March 31, 2019, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 - December 31, 2019	$65,753
December 31, 2020	146,688
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
Thereafter	910,280
Total minimum lease payments	1,589,720
Less: Interest	476,968
Present value of lease obligations	1,112,752
Less: Current portion	23,436
Long-term portion of lease obligations	$1,089,316

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

Year Ended:	Operating Lease
December 31, 2019	$102,000
December 31, 2020	147,000
December 31, 2021	151,000
December 31, 2022	156,000
December 31, 2023	160,000
Thereafter	923,000
$1,639,000

NOTE 7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. As of March 31, 2019, a total of $125,704, of development costs are reported on our condensed consolidated balance sheet.

NOTE 8. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three months ended March 31, 2019 and 2018 was $50,000 and $60,000, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the three months ended March 31, 2019 and 2018, was $17,534 and $8,037, respectively.

In February and March 2018, we extended the maturity date of the Notes— we extended the maturity date to April 1, 2019 for $5,300,000 of principal on the Notes and to June 8, 2019 for the remaining $700,000 Note. No additional consideration was paid or accrued by us. The stated rate of the Notes was unchanged, and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

In May 2018, we offered a noteholder the option to convert its Note at a reduced conversion price of $0.46. The noteholder accepted and converted at such price. Pursuant to the terms of the conversion offer, an aggregate of $700,000 of principal and $5,212 of accrued interest outstanding under the Note were converted into 1,877,960 shares of common stock.  We recognized an induced conversion cost of $57,201 related to the conversion.

In December 2018, a noteholder redeemed a note with a principal balance of $300,000 in exchange for $150,000 in cash. We recognized a gain on redemption of convertible note income in the amount of $150,000 as a result of the transaction.

On March 30, 2019, the two-remaining noteholders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, we agreed that if we do not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into our common shares at a conversion price of $0.11 per share or a total of 45,454,545 shares. All other provisions of the notes remain unchanged. We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

Convertible notes consist of the following at:

	March 31, 2019 (Unaudited)	December 31, 2018

Convertible notes	$5,000,000	$5,000,000
Initial discount	(53,873)	(53,873)
Accumulated amortization	53,873	36,339
Convertible notes, net	$5,000,000	$4,982,466

NOTE 9. SHAREHOLDERS’ EQUITY

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2019 and December 31, 2018, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2019 and December 31, 2018, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the three months ended March 31, 2018, we issued 300,000 shares of common stock valued at $30,000 to members of our board of directors (see Note 11).

During the three months ended March 31, 2019, we issued 400,000 shares of common stock valued at $44,000 to members of our board of directors (see Note 11).

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

In January 2019, pursuant to an employment agreement, we issued options to purchase an aggregate of 250,000 shares of common stock to our Chief Operating Officer, valued at $24,694. The options have an exercise price of $0.11 per share and expire in January 2024. The options were valued using the Black-Scholes model using the following assumptions: volatility: 144%; dividend yield: 0%; zero coupon rate: 2.47%; and a life of 5 years. The value of the options was expensed in the fourth quarter of 2018 and included in accrued expenses at December 31, 2018.

In January 2019, we issued options to purchase an aggregate of 50,000 shares of common stock to our Chief Financial Officer, valued at $4,483. The options have an exercise price of $0.10 per share and expire in January 2024. The options were valued using the Black-Scholes model using the following assumptions: volatility: 143%; dividend yield: 0%; zero coupon rate: 2.58%; and a life of 5 years.

The following table summarizes stock options outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)		December 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	320,000	$0.52	200,000	$0.76
Granted	300,000	$0.11	120,000	$0.12
Exercised	—	—	—	—
Outstanding, end of period	620,000	$0.32	320,000	$0.52

Options outstanding and exercisable by price range as of March 31, 2019 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	1.78	20,000	$0.05
$0.10	70,000	5.97	70,000	$0.10
$0.11	250,000	4.76	250,000	$0.11
$0.12	100,000	3.78	100,000	$0.12
$0.27	40,000	5.76	40,000	$0.27
$0.55	100,000	6.85	100,000	$0.55
$2.10	40,000	0.76	40,000	$2.10
	620,000	4.79	620,000	$0.32

Stock Warrants

We did not issue any warrants during the three months ended March 31, 2018.

               In January 2019 we issued a warrant to purchase 1,000,000 shares of common stock to the CEO at an exercise price of $0.10 per share pursuant to an employment agreement. The warrant was valued at $89,654 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the CEO with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.09.

               In January 2019 we issued a warrant to purchase 250,000 shares of common stock to an employee at an exercise price of $0.12 per share. The warrant was valued at $21,931 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 148%; expected dividend yield, 0%; risk free interest rate, 2.55%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $0.09. The value of the warrants was expensed in the fourth quarter of 2018 and included in accrued expenses at December 31, 2018.

The following table summarizes the outstanding common stock warrants as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	26,550,611	$0.34	35,501,411	$0.33
Granted	1,250,000	0.10	250,000	0.08
Exercised	-	-	-	-
Expired	(1,000,000)	(0.30)	(9,200,800)	(0.30)
Outstanding, end of period	26,800,611	$0.33	26,550,611	$0.34

Warrants outstanding and exercisable by price range as of March 31, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	4.65	250,000	$0.08
$0.10	1,265,000	4.51	1,265,000	$0.10
$0.12	3,750,000	3.67	3,750,000	$0.12
$0.12	4,000,000	0.54	4,000,000	$0.12
$0.17	10,000	3.57	10,000	$0.17
$0.27	250,000	2.75	250,000	$0.27
$0.29	10,125,613	1.55	10,125,613	$0.29
$0.30	2,300,000	1.39	2,300,000	$0.30
$0.32	250,000	2.50	250,000	$0.32
$0.42	250,000	2.25	250,000	$0.42
$0.50	250,000	2.00	250,000	$0.50
$0.55	100,000	1.83	100,000	$0.55
$0.69	999,998	0.97	999,998	$0.69
$1.00	3,000,000	1.09	3,000,000	$1.00
	26,800,611	1.81	26,800,611	$0.33

There were no unvested warrants outstanding as of March 31, 2019.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of March 31, 2019, and December 31, 2018, there were no claims against us for product liability.

NOTE 11. CONTRACTS AND AGREEMENTS

Agreements with Directors

In December 2017, we increased the annual board fee to directors to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. Director compensation also includes the annual issuance of our common stock.

For the three months ended March 31, 2018, we issued an aggregate of 300,000 shares of common stock that were valued at $30,000 to members of our board of directors.

For the three months ended March 31, 2019, we issued an aggregate of 400,000 shares of common stock that were valued at $44,000 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of March 31, 2019, we had entered into 89 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2019 (Unaudited)	December 31, 2018
Commissions	$271,750	$136,631
Payroll and related costs	142,497	144,359
Director fees	41,250	41,250
Sales Tax Payable	30,973	11,296
Accrued warranty (Note 13)	30,000	30,000
Other accrued expenses	63,956	51,663
Total	$580,426	$415,199

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

The following table presents warranty reserve activities at:

	March 31, 2019 (Unaudited)	December 31, 2018
Beginning accrued warranty costs	$30,000	$5,000
Provision for warranty expense	1,324	47,454
Settlement of warranty claims	(1,324)	(22,454)
Ending accrued warranty costs	$30,000	$30,000

NOTE 14. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of March 31, 2019 and December 31, 2018, two customers accounted for 41% and 37% of accounts receivable, respectively.

Two customers accounted for 45% of net revenue for the three months ended March 31, 2019 and three customers accounted for 33% of net revenue for the three months ended March 31, 2018.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the SEC.

In April 2019, TOMI entered into a distribution agreement with an Israeli company, Cleancor Technologies Ltd., an advanced solution company for the industrial cleaning and repair of water and fire damages.

In April 2019, we secured product registration for our SteraMist® BIT™ Solution in Israel.

In May 2019, we recorded a sale of over $400,000 for the Kansas Department of Health in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist/fog.

TOMI’s cold plasma technology produces ionized Hydrogen Peroxide (iHP™, a mist/fog consisting of Reactive Oxygen Species, mainly hydroxyl radicals (“.OH”). This technology converts TOMI’s BIT™ solution, which contains only one active ingredient, a low-percentage hydrogen peroxide solution to .OH by passing it through an atmospheric cold plasma arc.

In response to the 2001 Anthrax spore attacks, the United States Defense Advanced Research Projects Agency (“DARPA”) and a leading defense company, Titan Corporation, developed BIT™ to defend against chemical and biological agents under a DARPA grant. In June 2005, L-3 Communications, Inc. (“L-3 Communications”) a leading defense company, acquired the technology through the acquisition of Titan Corporation. In 2011, TOMI recognized the importance of this disruptive and innovative technology and, after two years of negotiations, won the right to purchase the technology from L-3 Communications. Subsequently, we began the process of registering BIT™ with the Environmental Protection Agency (“EPA”), using good laboratory practice testing. TOMI introduced SteraMist® to the commercial market in June 2013, using our inherited and pre-existing EPA mold label. In June 2015, we successfully registered SteraMist® BIT™ as a hospital-healthcare disinfectant and broad-spectrum general use disinfectant for use as a misting/fogging agent, at which time our technology became the first EPA-registered hospital-healthcare disinfectant solution and equipment on the market. TOMI proudly maintains this registration and we continuously update our label with additional pathogens.

Markets

TOMI’s SteraMist® products are designed to address a panoply of industries using iHP™. Our operations are organized into four main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network and Food Safety.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures. In addition, we offer equipment installations, qualifications, and performance maintenance needs all of which are structured to address iHP® service disinfection and decontamination needs globally.

Divisions

Hospital-Healthcare

TOMI currently counts 42 hospital-healthcare facilities as customers, with an expanding number each year. In 2018, TOMI launched the E-Z SteraMist® Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit as well as accompanying supplies. This product is designed to make the terminal cleaning process of patient rooms more efficient than traditional manual cleaning methods. We believe that our E-Z SteraMist® Disinfection Cart will allow our customers within the Hospital-Healthcare industry to address the growing concern regarding the increasing high level of transference of pathogens including multiple drug resistant organisms (MDRO’s) leading to HAI’s from hospital and healthcare related environmental surfaces and equipment to patients and healthcare workers.

Life Sciences

TOMI’s SteraMist®. Environment System, iHP Decontamination Complete Room, SteraMist® Select Surface Unit, iHP™ implementation to decontamination chambers and cage washers, and our iHP® Service Division, are designed to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and validation processes within the life sciences industry.

TOMI Service Network

TSN is our network comprised of outside professionals who are exclusively licensed and trained to use the SteraMist® products. TSN sells, trains and services professional remediation companies in the use of SteraMist®. These companies specialize in mold abatement, water damage (including damage from CAT 1 though 3 water loss) and fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, TSN is comprised of companies throughout the United States and Canada. TSN members use SteraMist® as a standalone service as well as incorporating our products into their existing business models. TOMI derives a continuous revenue stream from our TSN customers through recurring purchases of our BIT™ solution.

Our TSN network continues to grow and currently the total number of TSN provider contracts fully executed to date is eighty-nine (89), expanding our network membership across thirty-five (35) U.S. States and two (2) Canadian provinces.  Our service providers have over one hundred and fifty (150) SteraMist® with BIT technology units in the field allowing for rapid deployment for use in the control of a biological outbreak and border security nationally and internationally.

Food Safety

Food Safety is becoming one of our largest targeted markets, as we believe it presents a clear potential for substantial growth. This is in light of the implementation and enforcement of new and existing rules in the United States under the FDA Food Safety Modernization Act and in Canada under the Safe Food for Canadians Act and the Safe Food for Canadians Regulations, the latter two of which became effective in January 2019. This is in part due to this increased focus on concerns within the food safety industry in North America and abroad. We have consultants submitting to the EPA and FDA a request to expand our current labels from the treatment of food processing machinery, restaurants and food contact areas, to include direct food and crop applications. This market is rapidly developing for TOMI with the assistance of our co-marketing partner Arkema, a division of Total S.A., a French multinational integrated oil and gas company.

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

Business Highlights and Recent Events

Research Studies & Product Development

We continue to participate in a large study, a “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. This study is being conducted at Los Angeles Public Health Hospitals; UCLA Olive View Medical Center, Harbor-UCLA Medical Center. Preliminary results have shown that there has been a significant decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. Future results will be released as obtained from the study’s lead investigators, which we believe will expand our presence in the hospital healthcare market.

In the first quarter of 2019, we also focused on improving our SteraMist Environment System and the development of our own proprietary software that will be integrated into the next generation of the Environment System. The new software will improve communication between our equipment and the end user’s system, provide improved reporting results and simplify the overall usage of the system itself. During the first quarter of 2019, we reached feasibility with the software being developed.

We continue to focus on providing resources towards additional efficacy studies, iHP™ applications, and expansion into new use sites and smaller enclosures. In March of 2019, we delivered an iHP Mobile Decontamination Chamber for the Pfizer facility in Sanford, North Carolina. This first model was custom designed to the facility’s specifications and requirements to decontaminate tools and calibration equipment. With the design of this custom unit, TOMI is excited to expand on this design by manufacturing a new product line not only for its Life Sciences, but its Hospital-HealthCare and Food Safety divisions.

We continue to evaluate product validation across verticals which include but are not limited to: Life Science -studies on monkeypox and pinworms. Healthcare - studies on resistant TB and C. auris a deadly Japanese fungus plaguing our healthcare system worldwide. We currently are registered by the EPA for treatment of rooms infected with C. auris because of our EPA status on list K and C. diff claim but many international countries want a specific claim for C. auris. TSN - mycotoxins the potential allergen left after treating residential and commercial building for mold. Food safety - approval for direct food use, we are registering a lower percentage hydrogen peroxide product for direct food spray use and continuing our testing in the cannabis industry to control many of the pathogens affecting their industry which is quickly becoming a global industry with plaguing mold issues.

Registrations & Intellectual Property (IP):

In January 2019, TOMI received a no objection letter from Canada, amending its BIT™ Solution registration to include Salmonella and Norovirus. Our Canadian label now holds similar efficacy claims with our U.S. EPA label.

In February 2019, we added our Canadian label to the Organic Materials Review Institute (“OMRI”) certifying that our product meets the Canadian organic standards.

In March 2019, TOMI and its new customer in Brisbane, Australia who services critical environments with iHP® registered with the Australian Therapeutic Goods Association and received a client identification number.

TOMI has been actively pursuing registration in mainland China for 24 months. We have now successfully passed the Chinese CDC requirements for registration and have hired a CDC consultant to pass the flame off to and carry the registration flame forward. Also, we have been shoring up our trademarks for SteraMist China and registering all our new patents. We have identified a Chinese customer that we expect will generate revenue upon receipt of the Chinese CDC registration in 2019.

TOMI’s technology and its solution through its Israeli partner is registered by the State of Israel, Minister of Health’s Medical Technology, Information and Research Division under the Medical Device Department.

Operations:
 In January 2019, TOMI and Arkema Inc. a global leader in the hydrogen peroxide industry entered into an exclusive global co-marketing and supply agreement. The agreement provides that the parties will develop the market for TOMI’s technology using our SteraMist brand of products for food safety applications, improving the speed and effectiveness of disinfection solutions to the industry.

In February 2019, TOMI entered into a distribution agreement with Ster-Pharma Cleaning BV, a specialized company in Disinfecting & Sterilizing Cleanrooms and Operating Rooms in the Netherlands.

In March 2019, we were audited by Pfizer Global Supply Manufacturing and Supplier Quality Assessments and were reported to be “Acceptable”, allowing us to continue expanding SteraMist® implementation into Pfizer facilities. In 2019, management further focused and allocated resources towards expanding quality control procedures and protocols based on recommendations received during the audit.

Financial Operations Overview

Our financial position as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019 (Unaudited)	December 31, 2018
Total shareholders’ equity	$2,245,000	$2,995,000
Cash and cash equivalents	$1,196,000	$2,005,000
Accounts receivable, net	$2,028,000	$2,146,000
Inventories, net	$2,393,000	$2,682,000
Prepaid expenses	$259,000	$302,000
Deposits	$189,000	$109,000
Current liabilities	$1,308,000	$1,700,000
Convertible notes payable, net	$5,000,000	$4,982,000
Long-term liabilities (excluding long-term convertible notes)	$1,089,000	$402,000
Working capital	$4,757,000	$5,544,000

During the three months ended March 31, 2019, our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $649,000.
●
Costs incurred to develop software of approximately $126,000.
●
Purchase of property and equipment of approximately $35,000.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	(Unaudited)
	2019	2018
Revenues, Net	$1,253,000	$1,312,000
Gross Profit	$759,000	$821,000
Total Operating Expenses (1)	$1,627,000	$1,317,000
Loss from Operations	$(868,000)	$(496,000)
Total Other Income (Expense)	$(67,000)	$(67,000)
Net Loss	$(935,000)	$(563,000)
Basic Net Loss per Share	$(0.01)	$(0.00)
Diluted Net Loss per Share	$(0.01)	$(0.00)

(1)
Includes approximately $81,000 and $13,000 in non-cash equity compensation expense for the three months ended March 31, 2019 and 2018, respectively.

Net Revenue

Sales

Our revenue for the three months ended March 31, 2019 and 2018 was approximately $1,253,000 and $1,312,000, respectively. The quarter over quarter decline in revenue is a result of fluctuations in our sales cycle based on our customer mix and attributable to the timing of our higher priced equipment orders that result in a high dollar volume of sales. Our customer mix ranges between commercial businesses, local, state and federal governmental agencies which result in a longer sales cycle.

               The first quarter of 2019 flat revenue was primarily due to where we are in the customer cycle. TOMI products are early in the product and customer adoption cycle. Due to the early adoption, we continue to generate business from new customers, however, the existing customer re-order of additional equipment are at a slower pace due to the assessment and integration of our technology into the on-going customer operations. As customers mature through the product and adoption cycle, we expect to have more predictable sales quarter over quarter.

During the first quarter 2019, we continued to increase our customer base and saw positive trends in our repeat orders for solution and consumables by our growing customer base.

In January 2019, we were engaged by LYNX Product Group, a manufacturer that designs, builds, and has a reputation of premium brand washing equipment for a national renounced well-known military medical center based in the DC metro area to implement a SteraMist Environment System with special programing features to work as the decontamination solution for a cage washer that will be moved into the facility shortly.

In February 2019, Paragon BioServices, an industry-leading development and manufacturing organization focusing on biopharmaceuticals, reached out to TOMI with the need for disinfecting/decontaminating their facility with SteraMist.

We continue to build our sales force and added a new domestic Life Sciences Manufacturing Representative team with a focus on lyophilizers (freeze dryers) that can be made in cleanroom configurations running iHP™ in the Biosafety Cabinet (BSC) and lyophilizer for many of their current clients.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2019	2018
SteraMist Product	$1,029,000	$1,092,000
Service and Training	224,000	220,000
Total	$1,253,000	$1,312,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2019	2018
United States	$1,136,000	$945,000
International	117,000	367,000
Total	$1,253,000	$1,312,000

Cost of Sales

Cost of sales was approximately $493,000 and $492,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $1,000, in the current year period. Cost of sales can fluctuate based on the sales product mix.

Professional Fees

Professional fees were approximately $105,000 and $106,000 for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately $1,000, or 1%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization were approximately $177,000 and $163,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $14,000, or 9%, in the current year period. The increase in depreciation expense is attributable to additional property and equipment acquired in 2018.

Selling Expenses

Selling expenses were approximately $442,000 and $204,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $238,000, or 117%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. We are hoping to see positive results in our revenue in the second half of the year directly related to the onboarding of different national sales groups during the first half of 2019. Our selling expenses increased in the current period as a result of the following:

–
Higher salaries due to increases in headcount in our sales department.
–
Customer mix in sales and the related commissions impact.
–
Increased tradeshow presence.
–
Continual efforts in advertising within targeted publications, Google search engine optimized campaigns, and organic brand awareness.
–
Continued investment in our Social Media presence across all platforms which has shown growth in followers, impressions, and engagements.

Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $93,000 and $132,000 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $39,000, or 30%, in the current year period. The primary reason for the decrease is attributable to costs we incurred in the current period that were capitalized as software development. Research and development expenses mainly include costs incurred in generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination.

As we continue to introduce and maintain a new disinfection and decontamination standard in all our divisions, we will need to conduct studies, peer review and published papers. This requires effort of many of our full time employees.

Some of the milestones in research and development are:

Just recently CETA, the Controlled Environment Testing Association published a performance review on “Validating A Decontamination Protocol Utiling/ionized Hydrogen Peroxide (iHP)”. The paper validates that TOMI’s produced ionized hydrogen peroxide was effective for complete kill in the pharmacy trailer system, after achieving greater than 6-log kill in its three validation cycles. With TOMI’s solution being lower than 8% hydrogen another benefit is that it can be safely transported in the trailers to multiple locations without any restrictions. iHP will be the preferred method of sterilization for Germfree bioGoTM X Mobile Compounding Pharmacies due to its efficacy, portability and other benefits. This method should be considered in other types of facilities including mobile, modular and fixed laboratories and cleanrooms.

Developments in the shield study are very encouraging to date. One way of creating a standard in a specific industry group in hospitals is to publish peer review study and results comparing manual cleaning to our rapid SteraMist terminal clean in hospitals, the SHIELD study is just that vehicle. With that study completing its first year recently with great results TOMI feels that its track record will continue. Also, the study may expand to a very large and recognized Midwest teaching university this summer to give the study even more data as it concludes its second year.

Our division verticals are asking for more validation in areas of interest for example the life sciences division wants to see studies on monkeypox and pinworms. Healthcare wants specific studies on resistant TB and C. auris a deadly Japanese fungus plaguing our healthcare system worldwide. We currently are registered by the EPA for treatment of rooms infected with C. auris because of our EPA status on list K and C. diff claim but many international countries want a specific claim for C. auris. Our TSN divisions would like specific test on mycotoxins the allergen left after treating residential and commercial building for mold. Our food safety divisions wants approval for direct food use, as a result we are processing and registering a lower percentage hydrogen peroxide product for direct food spray and continuing our testing in the cannabis industry to control many of the pathogens affecting their industry which is quickly becoming a global industry with plaguing mold issues.

TOMI has been active in the first quarter filling specific requests from global pharmaceutical companies for variations of our SteraMist products to meet their individual needs. This has resulted in the addition of three new products to our growing line of products. One such product is a single pod build-in unit for the University of Houston; a second new product is a decontamination cart for a Pfizer facility that may put this new decontamination cart product into their production process worldwide; and the third is the answer to the mobile treatment and decontamination of BSC cabinets and isolators with our stainless steel mobile 900 degree applicator.

             The United States Department of Agriculture (USDA) is in its final edits of another published paper titled “Cold Plasma Enhances the Efficacy of ionized Hydrogen Peroxide in Reducing Populations of Salmonella Typhimurium and Listeria innocua on Grape tomatoes, Apples, Cantaloupe and Romaine Lettuce”, TOMI is looking forward to presentation of this paper at an upcoming national meeting and then the publication of this paper this year in a recognized international food safety journal.

TOMI has been included in the recently published Global Disinfectants Market-Trends, Insights & Forcasts by Melvin Bright. The April 2019 289 page report is on “Potential Risks from Epidemic, Drug Resistant Viruses and the Resulting Focus on Safety, Health, and Sanitation Drives Demand for Disinfectants.” The report shows that the disinfection market was a $4.48 billion market in 2018 and expects to grow and reach a $8.40 billion dollar market by 2025.

Equity Compensation Expense

Equity compensation expense was approximately $81,000 and $13,000 for the three months ended March 31, 2019 and 2018, respectively.

Consulting Fees

Consulting fees were approximately $35,000 and $35,000 for the three months ended March 31, 2019 and 2018.

General and Administrative Expense

General and administrative expense was approximately $695,000 and $664,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $31,000, or 5%, in the current year period. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $18,000 and $8,000 for the three months ended March 31, 2019 and 2018, respectively. Amortization of debt discount for the three months ended March 31, 2019 and 2018, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was approximately $1,000 and $1,200 for the three months ended March 31, 2019 and 2018, respectively.

Interest expense was approximately $50,000 and $60,000 for the three months ended March 31, 2019 and 2018, respectively. Interest expense for the three months ended March 31, 2019 and 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $935,000 and $563,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $372,000, or 66%, in the current year period. The primary reasons for the increased net loss are attributable to:

●
Lower revenue and gross profit of approximately $59,000 and $62,000, respectively
●
Higher operating expenses of approximately $310,000.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of approximately $1,196,000 and working capital of $4,757,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted.

In 2018 a portion of our convertible notes aggregating $1,000,000 principal were either converted to equity or paid.

On March 30, 2019, the remaining note holders agreed to extend the maturity dates of their aggregate of $5,000,000 in notes to April 3, 2020.

For the three months ended March 31, 2019 and 2018, we incurred losses from operations of approximately $868,000 and $496,000, respectively.  The cash used in operations was approximately $649,000 and $683,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. We may require additional capital beyond our currently anticipated amounts.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 and 2018 was approximately $649,000 and $683,000, respectively. Cash used in operating activities decreased approximately $34,000 compared to the prior year period.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 and 2018 was approximately $160,000 and $0, respectively. Cash used in investing activities increased $160,000 compared to the prior year period primarily due to software development costs.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2019 and 2018 were $0.

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

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses. These costs include our internal sales force compensation program and certain partner sales incentive programs as we have determined annual compensation is commensurate with annual sales activities.

Contract Balances

As of March 31, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Accounts Receivable

Our accounts receivable are credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the modified retrospective basis with a cumulative effect adjustment as of that date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within other long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of March 31, 2019.

We have elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in costs of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.

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

Equity Compensation Expense

We account for equity compensation expense using the Black Scholes model in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense cost is estimated at the grant date based on the award’s fair value.

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

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

While, as a smaller reporting company, we are not required to provide the information required by this Item 1A, you should carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 14, 2019	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Ac