Form 10-Q
period 2019-06-30
TOMI Environmental Solutions, Inc.
filed 2019-08-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 7, 2019, the registrant had 124,700,418 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	June 30, 2019 (Unaudited)	December 31, 2018
Cash and Cash Equivalents	$1,631,762	$2,004,938
Accounts Receivable – net	1,336,807	2,145,622
Inventories (Note 3)	2,502,434	2,682,014
Deposits	95,810	109,441
Prepaid Expenses	224,789	301,797
Total Current Assets	5,791,602	7,243,812

Property and Equipment – net (Note 4)	1,525,115	1,588,591

Other Assets:
Intangible Assets – net (Note 5)	1,051,062	1,235,816
Operating Lease - Right of Use Asset (Note - 6)	693,564	-
Capitalized Software Development Costs (Note 7)	125,704	-
Other Assets	118,759	11,395
Total Other Assets	1,989,089	1,247,211
Total Assets	$9,305,806	$10,079,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,009,854	$1,133,649
Accrued Expenses and Other Current Liabilities (Note 12)	398,739	415,199
Accrued Officers Compensation	30,167	70,000
Accrued Interest (Note 8)	66,667	66,667
Customer Deposits	-	1,486
Current Portion of Long-Term Operating Lease	61,006	-
Deferred Rent	-	13,215
Convertible Notes Payable, net of discount of $0
at June 30, 2019 (Note 8)	5,000,000	-
Total Current Liabilities	6,566,433	1,700,216

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 6)	1,071,333	-
Deferred Rent and Tenant Improvement Allowances	-	401,734
Convertible Notes Payable, net of discount of $17,534 at
December 31, 2018 (Note 8)	-	4,982,466
Total Long-Term Liabilities	1,071,333	5,384,200
Total Liabilities	7,637,766	7,084,416

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at June 30, 2019 and December 31, 2018	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock; par value $0.01 per share, 200,000,000 shares authorized;
124,700,418 and 124,290,418 shares issued and outstanding
at June 30, 2019 and December 31, 2018, respectively.	1,247,004	1,242,904
Additional Paid-In Capital	43,136,683	42,948,705
Accumulated Deficit	(42,720,747)	(41,201,511)
Total Shareholders’ Equity	1,668,040	2,995,198
Total Liabilities and Shareholders’ Equity	$9,305,806	$10,079,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales, net	$1,638,674	$1,246,472	$2,891,332	$2,558,938
Cost of Sales	663,362	557,810	1,156,672	1,049,469
Gross Profit	975,312	688,662	1,734,660	1,509,469

Operating Expenses:
Professional Fees	108,923	85,714	214,404	192,172
Depreciation and Amortization	179,535	152,468	356,380	315,206
Selling Expenses	518,546	431,655	960,216	635,660
Research and Development	68,659	109,823	161,236	242,310
Equity Compensation Expense (Note 9)	6,116	-	87,033	12,685
Consulting Fees	20,261	38,352	55,267	73,378
General and Administrative	608,605	736,919	1,303,485	1,400,806
Total Operating Expenses	1,510,645	1,554,930	3,138,021	2,872,217
Loss from Operations	(535,333)	(866,268)	(1,403,361)	(1,362,749)

Other Income (Expense):
Amortization of Debt Discounts	-	(7,904)	(17,534)	(15,941)
Induced Conversion Costs	-	(57,201)	-	(57,201)
Interest Income	629	1,751	1,659	2,949
Interest Expense	(50,000)	(55,878)	(100,000)	(115,878)
Total Other Income (Expense)	(49,371)	(119,232)	(115,875)	(186,071)

Net Loss	$(584,704)	$(985,500)	$(1,519,236)	$(1,548,820)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	124,699,539	123,457,386	124,679,534	122,847,063

  The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(UNAUDITED)

	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,948,705	$(41,201,511)	$2,995,198

Equity Compensation					146,878		146,878
Common Stock Issued for Services Provided			410,000	4,100	41,100		45,200
Net Loss for the six months ended June 30, 2019						(1,519,236)	(1,519,236)
Balance at June 30, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(42,720,747)	$1,668,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flow From Operating Activities:
Net Loss	$(1,519,236)	$(1,548,820)
Adjustments to Reconcile Net Loss to		.
Net Cash Used In Operating Activities:
Depreciation and Amortization	356,380	315,206
Amortization of Lease Liability	79,289	-
Amortization of Debt Discount	17,534	15,941
Equity Compensation Expense	87,033	13,590
Value of Equity Issued for Services	45,200	37,500
Induced Conversion Costs	-	57,201
Reserve for Bad Debt	(175,000)	(175,000)

Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	983,816	(154,065)
Inventory	179,580	506,315
Prepaid Expenses	41,143	(90,924)
Deposits	13,630	(87,213)
Other Assets	(107,364)	(86,259)
Increase (Decrease) in:
Accounts Payable	(123,795)	(86,716)
Accrued Expenses	43,385	83,444
Accrued Interest	-	(8,122)
Accrued Officer Compensation	(39,833)	-
Deferred Rent	-	(781)
Customer Deposits	(1,486)	(2,062)
Net Cash Used in Operating Activities	(119,725)	(1,210,765)

Cash Flow From Investing Activities:
Capitalized Software Costs	(125,704)	-
Purchase of Property and Equipment	(127,747)	(3,604)
Net Cash Used in Investing Activities	(253,451)	(3,604)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)
	For the Six Months Ended June 30,
	2019	2018
Cash Flow From Financing Activities:	-	-
(Decrease) In Cash and Cash Equivalents	(373,176)	(1,214,370)
Cash and Cash Equivalents - Beginning	2,004,938	4,550,003
Cash and Cash Equivalents – Ending	$1,631,762	$3,335,637

Supplemental Cash Flow Information:
Cash Paid For Interest	$100,000	$124,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Right of Use Asset Arising from Adoption of ASC 842	$714,421	$-
Equity Compensation as Consideration for Accrued Expenses	$59,845	$-
Conversion of Convertible Note Payable and Accrued Interest into Common Stock	$-	$705,212

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

The Company's convertible notes payable aggregating $5,000,000 principal (see Note 8) are due April 3, 2020. As a result, the Company has a working capital deficiency of $774,831 at June 30, 2019 and does not currently have sufficient resources to satisfy this debt when due. This raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to raise additional capital in order to satisfy this debt when due.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Accounts Receivable

Our accounts receivable are credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three and six months ended June 30, 2019 was approximately $(27,000) and $32,000, respectively. Bad debt expense for the three and six months ended June 30, 2018 was approximately $64,000.

At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $125,000 and $300,000, respectively.

As of December 31, 2018, two customers accounted for 37% of accounts receivable.

Two customers accounted for 26% of net revenue for the three months ended June 30, 2018 and one customer accounted for 12% of net revenue for the six months ended June 30, 2018.

One customer accounted for 26% of net revenue for the three months ended June 30, 2019 and two customers accounted for 29% of net revenue for the six months ended June 30, 2019.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $100,000 as of June 30, 2019 and December 31, 2018.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of June 30, 2019.

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

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balances at December 31, 2018	Effect of Adoption of New Lease Standard	Balances at January 1, 2019
Assets
Prepaid Expenses	$301,797	$(35,865)	$265,932
Operating Lease Right of Use Asset	$-	$714,421	$714,421
Liabilities
Deferred Rent	$13,215	$(13,215)	$-
Current Portion of Long-Term Operating Lease	$-	$-	$-
Deferred Rent and Tenant Improvement Allowances	$401,734	$(401,734)	$-
Long-Term Operating Lease, Net of Current Portion	$-	$1,093,505	$1,093,505
Shareholders’ Equity
Accumulated Deficit	$(41,201,511)	$-	$(41,201,511)

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

Accounts Payable

As of June 30, 2019, one vendor accounted for approximately 45% of accounts payable. As of December 31, 2018, three vendors accounted for approximately 63% of accounts payable.

For the three and six months ended June 30, 2019, one vendor accounted for 79% and 74% of cost of sales, respectively. For the three and six months ended June 30, 2018, one vendor accounted for 75% and 73% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2019 and December 31, 2018, our warranty reserve was $30,000 (See Note 13).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2019 and December 31, 2018. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of June 30, 2019 consisted of 9,259,250 shares of common stock from convertible debentures, 26,850,611 shares of common stock issuable upon exercise of outstanding warrants, 620,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 37.2 million and 36.6 million shares of common stock were outstanding at June 30, 2019 and December 31, 2018, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended June 30, (Unaudited)
	2019	2018

Net loss	$(584,704)	$(985,500)
Adjustments for convertible debt - as converted
Interest on convertible debt	50,000	55,878
Amortization of debt discount on convertible debt	-	7,904
Net loss attributable to common shareholders	$(534,704)	$(921,718)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,699,539	123,457,386
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.00)	$(0.01)

	For the Six Months Ended June 30, (Unaudited)
	2019	2018

Net loss	$(1,519,236)	$(1,548,820)
Adjustments for convertible debt - as converted
Interest on convertible debt	100,000	115,878
Amortization of debt discount on convertible debt	17,534	15,941
Net loss attributable to common shareholders	$(1,401,702)	$(1,417,001)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,679,534	122,847,063
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

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

Net Revenue

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2019	2018
SteraMist Product	$1,504,000	$1,018,000
Service and Training	135,000	228,000
Total	$1,639,000	$1,246,000

	For the six months ended June 30, (Unaudited)
	2019	2018
SteraMist Product	$2,533,000	$2,110,000
Service and Training	358,000	449,000
Total	$2,891,000	$2,559,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2019	2018
United States	$1,428,000	$850,000
International	211,000	396,000
Total	$1,639,000	$1,246,000

	For the six months ended June 30, (Unaudited)
	2019	2018
United States	$2,563,000	$1,801,000
International	328,000	758,000
Total	$2,891,000	$2,559,000

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

Contract Balances

As of June 30, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Equity Compensation Expense Liquidity and Capital Resources

We account for equity compensation expense using the Black Scholes model in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the six months ended June 30, 2019 and 2018, we issued 400,000 and 300,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2019 and 2018.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2019 were approximately $25,000 and $65,000, respectively. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2018 were approximately $58,000 and $112,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred.  For the three and six months ended June 30, 2019, research and development expenses were approximately $69,000 and $161,000, respectively.  For the three and six months ended June 30, 2018, research and development expenses were approximately $110,000 and $242,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense.  Shipping and handling costs included in general and administrative expense were approximately $40,000 and $79,000 for the three and six months ended June 30, 2019, respectively.   Shipping and handling costs included in general and administrative expense were approximately $40,000 and $92,000 for the three and six months ended June 30, 2018, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	June 30, 2019 (Unaudited)	December 31, 2018
Finished goods	$2,602,434	$2,782,014
Inventory Reserve	(100,000)	(100,000)
	$2,502,434	$2,682,014

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2019 (Unaudited)	December 31, 2018
Furniture and fixtures	$352,992	$277,976
Equipment	1,336,440	1,300,139
Vehicles	60,703	60,703
Computer and software	160,009	143,579
Leasehold improvements	355,898	355,898
Tenant Improvement Allowance	405,000	405,000
	2,671,042	2,543,295
Less: Accumulated depreciation	1,145,928	954,704
	$1,525,115	$1,588,591

For the three and six months ended June 30, 2019, depreciation was $87,160 and $171,626, respectively. For the three and six months ended June 30, 2018, depreciation was $60,091 and $130,452, respectively. For the three and six months ended June 30, 2019, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $184,754 for the three and six months ended June 30, 2019 and 2018, respectively.

Definite life intangible assets consist of the following:

	June 30, 2019 (Unaudited)	December 31, 2018
Intellectual Property and Patents	$2,848,300	$2,848,300
Less: Accumulated Amortization	2,294,030	2,109,276
Intangible Assets, net	$554,270	$739,024

Indefinite life intangible assets consist of the following:

Trademarks	$496,792	$496,792
Total Intangible Assets, net	$1,051,062	$1,235,816

Approximate amortization over the next five years is as follows:

Year Ended	Amount
July 1 – December 31, 2019	$184,000
December 31, 2020	370,000
December 31, 2021	-
December 31, 2022	-
December 31, 2023	-
$554,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

June 30, 2019 (Unaudited)
Operating leases:
Assets:
Operating lease right-of-use asset	$693,564
Liabilities:
Current Portion of Long-Term Operating Lease	$61,006
Long-Term Operating Lease, Net of Current Portion	$1,071,333
$1,132,339

The components of lease expense are as follows within our condensed consolidated statement of operations:

	Three Months Ended June 30, 2019 (Unaudited)	Six Months Ended June 30, 2019 (Unaudited)

Operating lease expense	$39,644	$79,289

Other information related to leases where we are the lessee is as follows:

June 30, 2019 (Unaudited)
Weighted-average remaining lease term:
Operating leases	9.75 years

Discount rate:
Operating leases	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Three Months Ended June 30, 2019 (Unaudited)	Six Months Ended June 30, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$-	$-

As of June 30, 2019, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
July 1 – December 31, 2019	$65,753
December 31, 2020	146,688
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
Thereafter	910,280
Total minimum lease payments	1,589,720
Less: Interest	457,381
Present value of lease obligations	1,132,339
Less: Current portion	61,006
Long-term portion of lease obligations	$1,071,333

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
$1,639,000

NOTE 7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. As of June 30, 2019, a total of $125,704 of development costs are reported on our condensed consolidated balance sheet.

NOTE 8. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three and six months ended June 30, 2019 was $50,000 and $100,000, respectively. Interest expense related to the Notes for the three and six months ended June 30, 2018 was $55,878 and $115,878, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the three and six months ended June 30, 2019 was $0 and $17,534, respectively. Amortization expense for the three and six months ended June 30, 2018 was $7,904 and $15,941, respectively.

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

On March 30, 2019, the two-remaining noteholders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, we agreed that if we do not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into our common shares at a conversion price of $0.11 per share or a total of 45,454,545 shares. All other provisions of the notes remain unchanged. We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. At June 30, 2019, the convertible notes payable with a maturity of April 3, 2020 is classified as a current liability on our balance sheet.

Convertible notes consist of the following at:

	June 30, 2019 (Unaudited)	December 31, 2018

Convertible notes	$5,000,000	$5,000,000
Initial discount	(53,873)	(53,873)
Accumulated amortization	53,873	36,339
Convertible notes, net	$5,000,000	$4,982,466

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2019 and December 31, 2018, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2019 and December 31, 2018, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the six months ended June 30, 2018, we issued 362,500 shares of common stock valued at $37,500 to members of our board of directors (see Note 11).

In May 2018, we issued 1,877,960 shares of common stock in connection with the conversion of $705,212 of principal and accrued interest outstanding under a Note (see Note 8).

During the six months ended June 30, 2019, we issued 400,000 shares of common stock valued at $44,000 to members of our board of directors (see Note 11). During the six months ended June 30, 2019, we issued 10,000 shares of common stock valued at $1,200 to a consultant.

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

The following table summarizes stock options outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)		December 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	320,000	$0.52	200,000	$0.76
Granted	300,000	0.11	120,000	0.12
Exercised	—	—	—	—
Outstanding, end of period	620,000	$0.32	320,000	$0.52

Options outstanding and exercisable by price range as of June 30, 2019 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	1.53	20,000	$0.05
$0.10	70,000	5.72	70,000	$0.10
$0.11	250,000	4.51	250,000	$0.11
$0.12	100,000	3.53	100,000	$0.12
$0.27	40,000	5.51	40,000	$0.27
$0.55	100,000	6.60	100,000	$0.55
$2.10	40,000	0.51	40,000	$2.10
	620,000	4.54	620,000	$0.32

Stock Warrants

We did not issue any warrants during the six months ended June 30, 2018.

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

In April 2019 we issued a warrant to purchase 50,000 shares of common stock to an employee at an exercise price of $0.14 per share. The warrant was valued at $6,116 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 134%; expected dividend yield, 0%; risk free interest rate, 2.32%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.12.

The following table summarizes the outstanding common stock warrants as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	26,550,611	$0.34	35,501,411	$0.33
Granted	1,300,000	0.11	250,000	0.08
Exercised	-	-	-	-
Expired	(1,000,000)	(0.30)	(9,200,800)	(0.30)
Outstanding, end of period	26,850,611	$0.33	26,550,611	$0.34

Warrants outstanding and exercisable by price range as of June 30, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	4.40	250,000	$0.08
$0.10	1,265,000	4.26	1,265,000	$0.10
$0.12	3,750,000	3.42	3,750,000	$0.12
$0.12	4,000,000	0.29	4,000,000	$0.12
$0.14	50,000	4.80	50,000	$0.14
$0.17	10,000	3.32	10,000	$0.17
$0.27	250,000	2.50	250,000	$0.27
$0.29	5,510,088	0.17	5,510,088	$0.29
$0.29	4,615,525	2.66	4,615,525	$0.29
$0.30	2,300,000	1.14	2,300,000	$0.30
$0.32	250,000	2.25	250,000	$0.32
$0.42	250,000	2.00	250,000	$0.42
$0.50	250,000	1.75	250,000	$0.50
$0.55	100,000	1.58	100,000	$0.55
$0.69	999,998	0.72	999,998	$0.69
$1.00	3,000,000	0.84	3,000,000	$1.00
	26,850,611	1.57	26,850,611	$0.33

There were no unvested warrants outstanding as of June 30, 2019.

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

Product Liability

As of June 30, 2019, and December 31, 2018, there were no claims against us for product liability.

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

For the six months ended June 30, 2019, we issued an aggregate of 400,000 shares of common stock that were valued at $44,000 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of June 30, 2019, we had entered into 91 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2019 (Unaudited)	December 31, 2018
Commissions	$101,558	$136,631
Payroll and related costs	155,213	144,359
Director fees	41,250	41,250
Sales Tax Payable	4,335	11,296
Accrued warranty (Note 13)	30,000	30,000
Other accrued expenses	66,383	51,663
Total	$398,739	$415,199

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

The following table presents warranty reserve activities at:

	June 30, 2019 (Unaudited)	December 31, 2018
Beginning accrued warranty costs	$30,000	$5,000
Provision for warranty expense	1,734	47,454
Settlement of warranty claims	(1,734)	(22,454)
Ending accrued warranty costs	$30,000	$30,000

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

One customer accounted for 26% of net revenue for the three months ended June 30, 2019 and two customers accounted for 29% of net revenue for the six months ended June 30, 2019.

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

Markets

TOMI’s SteraMist® products are designed to address a panoply of industries using iHP™. Our operations are organized into four main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network (TSN) and Food Safety.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures. In addition, we offer equipment installations, iHP® Service (routine & emergency), validations and qualifications, and onsite performance maintenance requests - all of which are structured to address the disinfection and decontamination needs of our customers worldwide.

Divisions

Hospital-Healthcare

TOMI’s hospital-healthcare customer list expands with the close of every quarter. TOMI’s E-Z SteraMist® Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit as well as accompanying supplies has shown an increased interest in our technology for this division. This product is designed to make the terminal cleaning process of patient rooms more efficient than traditional manual cleaning methods. We believe that our E-Z SteraMist® Disinfection Cart will allow our customers within the Hospital-Healthcare industry to address the growing concern regarding the increasing high level of transference of pathogens including multiple drug resistant organisms (MDRO’s) leading to HAI’s from hospital and healthcare related environmental surfaces and equipment to patients and healthcare workers.

Life Sciences

TOMI’s SteraMist®. Environment System, iHP Decontamination Complete Room, SteraMist® Select Surface Unit, iHP™ implementation to decontamination chambers and cage washers, and our iHP® Service Division, are designed to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and validation processes within the life sciences industry.

TOMI Service Network

TSN is our network comprised of outside professionals who are exclusively licensed and trained to use the SteraMist® products. TSN sells, trains and services professional remediation companies in the use of SteraMist®. These companies specialize in mold abatement, water damage (including damage from CAT 1 though 3 water loss) and fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, TSN is comprised of companies throughout the United States and Canada. TSN members use SteraMist® as a standalone service as well as incorporating our products into their existing business models. We derive a continuous revenue stream from our TSN customers through recurring purchases of our BIT™ solution.

Our TSN network continues to grow and currently the total number of TSN provider contracts fully executed to date is ninety-two (92) expanding our network membership across 35 U.S. States and two (2) Canadian provinces.  Our service providers, with approximately 160 SteraMist® with BIT technology units in the field, allows for rapid deployment for use in the control of a biological outbreak and border security nationally and internationally.

Food Safety

Food Safety is becoming one of our largest targeted markets, as we believe it presents a clear potential for substantial growth. This is in light of the implementation and enforcement of new and existing rules in the United States under the FDA Food Safety Modernization Act and in Canada under the Safe Food for Canadians Act and the Safe Food for Canadians Regulations, the latter two of which became effective in January 2019. This is in part due to the increased focus on concerns within the food safety industry in North America and abroad. Our consultants have submitted to the regulatory bodies a request to expand our current labels from the treatment of food processing machinery, restaurants and food contact areas, to include direct food and crop applications using an acceptable concentration of hydrogen peroxide that is already approved for direct food use by the USDA and EPA.

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

Business Highlights and Recent Events

Research Studies & Product Development

We continue to participate in a large study, a “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a significant decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. University of Michigan, a recognized teaching university hospital, will be joining the California hospitals in this Shield Study in September 2019, allowing for additional collection of data to validate the value of SteraMist technology in hospitals. Future results will be released as obtained from the study’s lead investigators, which we believe will expand our presence in the hospital healthcare market.

TOMI has been included in the published Global Disinfectants Market-Trends, Insights & Forecasts by Melvin Bright. The April 2019, 289-page report is on “Potential Risks from Epidemic, Drug Resistant Viruses and the Resulting Focus on Safety, Health, and Sanitation Drives Demand for Disinfectants.” The report shows that the disinfection market was a $4.48 billion market in 2018 and expects to grow and reach a $8.40 billion-dollar market by 2025.

In April 2019, CETA, the Controlled Environment Testing Association published a performance review on “Validating A Decontamination Protocol Utilizing/ionized Hydrogen Peroxide (iHP)”. The paper validates that TOMI’s produced ionized hydrogen peroxide was effective for complete kill in the pharmacy trailer system, after achieving greater than 6-log kill in each of its three validation cycles.

We have added three new products to our growing line of products, the first is our single applicator build-in unit for decontamination chambers and cage washers, which was recently successfully validated at the University of Houston. The second new product is a decontamination cart for a Pfizer facility. The third is our stainless-steel mobile 90-degree applicator and the answer to the mobile treatment and decontamination of BSC cabinets and isolators.

The 90-degree applicator product has led to a partnership with a large design and manufacturing company of washing and contamination control systems. One of our products has allowed TOMI to innovate an all-in-one efficient and quick decontamination solution for Gnotobiotic Housings.

At AALAS’s  annual meeting this October in Denver, the University of Iowa and Iowa State University is presenting a study about our technology and the effect of iHP on pinworms this will be presented in the poster section of the conference.

In 2019, we have also focused on improving our SteraMist Environment System and the development of our own proprietary software that will be integrated into the next generation of SteraMist equipment, both mobile and permanent. The new software will improve communication between our equipment and the end user’s system, provide improved reporting results and simplify the overall usage of the system itself. During the first quarter of 2019, we reached feasibility with the software being developed. Just this past month, testing and validation has started on an Environment System prototype.

             The United States Department of Agriculture (USDA) is in its final edits of another published paper titled “Cold Plasma Enhances the Efficacy of ionized Hydrogen Peroxide in Reducing Populations of Salmonella Typhimurium and Listeria innocua on Grape tomatoes, Apples, Cantaloupe and Romaine Lettuce”.

In July 2019, the author presented, and a poster was shown at the International Association of Food Protection (IAFP). This was a successful introduction of SteraMist to this audience and many are interested in further testing and research of the technology. The poster and presentation focused on the urgent need of a decontamination technology, such as SteraMist to enhance microbial safety of fresh produce. Greater reductions were documented when aerosolized hydrogen peroxide was passed through the plasma arc and greater than 5 log reductions of Salmonella were achieved. TOMI is looking forward to the publication of this paper this year in a recognized international food safety journal.

TOMI is in the beginning phases of designing, engineering, and going into production with its partner Arkema and their client a Global food storage and safety company of a newly designed concept for treating large industrial food warehouse facilities. The concept is a six (6) applicator fully automated fogging system permanently mounted on a hydraulic lift that is capable of coverage in such high-volume spaces.

Registrations & Intellectual Property (IP):

In February 2019, we added our Canadian label to the Organic Materials Review Institute (“OMRI”) certifying that our product meets the Canadian organic standards. On May 15, 2019 - TOMI’s BIT solution disinfectant was listed and certified with the OMRI in compliance with the USDA National Organic Program. Thus, our product is now listed as an acceptable product as OMRI Listed© and appears on OMRI Products List© and the OMRI Canada Products List©.

TOMI has been actively pursuing registration in mainland China. We successfully passed the Chinese CDC requirements for registration and have hired a CDC consultant. In addition, we have strengthened our intellectual property in the region, submitting trademarks and patent registrations. We have identified a Chinese customer that we expect will generate revenue shortly in 2019. TOMI successfully passed all eighteen (18) testing measures required including microbiological test. All our toxicity studies demonstrated that our BIT fog was classified as an actual non-toxic substance. We are currently finalizing the necessary custom declaration forms required for shipment of our products to the region.

Our 90 degree surface mounted applicator device was allowed and published in the Philippines. We have submitted this design patent in multiple countries and expect the others to follow shortly in publication. This additional design patent adds nicely to our other design patents, including our permanent modular applicator, decontamination cart, and our two decontamination chambers.

In addition, TOMI has received a notice of allowance to two utility patents. We had previously reported in 2017 and 2018 the filing of these two utility patents, and last month received notice that both the system claims (US15/858,446) and the method claims (US16/127,915) will be published in the upcoming weeks with the USPTO. The application for the latter of the two has already been designated a patent number of 10,391,188 and an issue date of August 27, 2019. TOMI has submitted these to national stage for protection internationally and continues to file additional patents, both utility and design worldwide.

Operations:

TOMI has brought on nineteen (19) new customers across all our divisions in Q2 2019. This represents a twenty-seven (27%) percent increase over the same quarter in 2018.

Six (6) of these new customers are high profile university research facilities in the U.S. and Canada, bolstering an already robust profile of research institutions.

TOMI brought on five (5) new facilities in its hospital-healthcare division in Quarter 2 of 2019. These new facilities had a combined purchase of eleven (11) units, including our first E-Z SteraMist® Disinfection Cart sale to a hospital in Perrysburg, Ohio.

The hospital-healthcare division showed a 974% increase in revenue in second quarter of 2019 when compared to the same quarter last year, and a 74% increase in revenue for the six months ended June 30, 2019 when compared to the same period in the prior year.

In May 2019, we received our largest order to date for mobile equipment of over $400,000 for the Kansas Department of Health in the United States.

TOMI exhibited at the Association of Professionals in Infection Control (APIC) Annual Conference with its new booth creating the largest presence TOMI has had at a tradeshow. The E-Z SteraMist Cart was on display as well as multiple educational presentations to Infection Preventionists. The show provided many valuable leads and our new exhibit received considerable praise.

Earlier this year we were audited by Pfizer Global Supply Manufacturing and Supplier Quality Assessments and were reported to be “Acceptable”, allowing us to continue expanding SteraMist® implementation into Pfizer facilities. Management has further focused and allocated resources towards expanding quality control procedures and protocols based on recommendations received during the audit. In April 2019, Pfizer approved a press release of SteraMist being used in multiple facilities across the United States.

In May 2019, we added our second compounding pharmacy customer, an FDA 503B outsourcing facility which meets all rigorous national standards with quality sterile products. The FDA created this new designation of compounding pharmacy to establish a new level of patient care and safety, and these facilities must comply with strict cGMP (current good manufacturing practices) guidelines, which is the same standards that pharmaceutical manufacturers follow.

In July 2019, we announced in a press release the implementation of SteraMist® iHP™ Plasma Decontamination Chamber at the University of Houston and a partnership with Lynx Product Group. TOMI currently has additional proposals in review with other universities in the United States, with the likelihood of two to close by the end of the year.

Last month, TOMI won a bid with a niche pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals as well as animal and consumer health products with a focus on injectables. The iHP Service team treated the 170,000 cubic foot space, classified and non-classified areas, validating with chemical and biological indicators in over 300 areas. The service was a success with all 300 biological indicators passing a six-log kill, and the company plans for this to be a routine iHP Service decontamination. Further, this facility is in discussion over several custom iHP applications for their facility.

Through the early part of the third quarter the TOMI iHP Service division revenue has already surpassed the total iHP Service revenue received in 2018. Additional service in the pipeline from existing clients is anticipated to be performed before the end of the fourth quarter which should show an increase in growth when compared to 2018.

The TSN division achieved a 79% increase in growth in second quarter revenue from 2018 to 2019. The majority of the revenue increase in this division was comprised of increased equipment and BIT Solution sales to existing customers.

In April 2019, after receiving our registration in Israel, TOMI entered into a distribution agreement with an Israeli company, Cleancor Technologies Ltd., an advanced solution company for the industrial cleaning and repair of water and fire damages. Cleancor has already diversified and started a subsidiary named Clean Bit Environmental Solutions and has already made immense marketing strategies and has a firm pipeline in the HealthCare, Food industry, Defense, and Medical Cannabis verticals.

Financial Operations Overview

Our financial position as of June 30, 2019 and December 31, 2018 was as follows:
	June 30, 2019 (Unaudited)	December 31, 2018
Total shareholders’ equity	$1,668,000	$2,995,000
Cash and cash equivalents	$1,632,000	$2,005,000
Accounts receivable, net	$1,337,000	$2,146,000
Inventories, net	$2,502,000	$2,682,000
Prepaid expenses	$225,000	$302,000
Deposits	$96,000	$109,000
Current liabilities (excluding convertible notes)	$1,566,000	$1,700,000
Convertible notes payable, net	$5,000,000	$4,982,000
Long-term liabilities (excluding convertible notes)	$1,071,000	$402,000
Working Capital (excluding convertible notes)	$4,225,000	$5,544,000
Working Capital (including convertible notes)	$(775,000)	$5,544,000

During the six months ended June 30, 2019, our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $120,000.
●
Costs incurred to develop software of approximately $126,000.
●
Purchase of property and equipment of approximately $128,000.

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	(Unaudited)
	2019	2018
Sales, Net	$1,639,000	$1,246,000
Gross Profit	$975,000	$689,000
Total Operating Expenses (1)	$1,511,000	$1,555,000
Loss from Operations	$(535,000)	$(866,000)
Total Other Income (Expense)	$(49,000)	$(119,000)
Net Loss	$(585,000)	$(986,000)
Basic Net Loss per Share	$(0.00)	$(0.01)
Diluted Net Loss per Share	$(0.00)	$(0.01)

(1)
Includes approximately $6,000 and $0 in non-cash equity compensation expense for the three months ended June 30, 2019 and 2018, respectively.

Sales, Net

Our sales, net for the three months ended June 30, 2019 and 2018 was approximately $1,639,000 and $1,246,000, respectively, representing an increase of approximately $393,000 or 32%. The increase in sales, net in the current year period was attributable to larger equipment orders from new customers, and steady repeat solution orders from our existing customer base. We continued to increase our customer base and saw positive trends in our repeat orders for solution and consumables by our growing customer base.

Product and Service Sales

The following table sets forth our sales, net for each of product sales and for services for the periods indicated:

	For the three months ended June 30, (Unaudited)
	2019	2018
SteraMist Product	$1,504,000	$1,018,000
Service and Training	135,000	228,000
Total	$1,639,000	$1,246,000

Revenue by Geographic Region

The following table sets forth our sales in the United States and in all other countries for the periods indicated:

	For the three months ended June 30, (Unaudited)
	2019	2018
Domestic	$1,428,000	$850,000
International	211,000	396,000
Total	$1,639,000	$1,246,000

Cost of Sales

Cost of sales was approximately $663,000 and $558,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of $105,000, in the current year period. The primary reason for the increase is due to higher sales for the three months ended June 30, 2019. Our gross profit as a percentage of sales for the three months ended June 30, 2019 was 59.5% compared to 55.2% in the same prior period. The increase in gross profit is attributable to the customer and product mix in sales.

Professional Fees

Professional fees were approximately $109,000 and $86,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately $23,000, or 27%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees. The primary reason for the increase is attributable to legal fees incurred in connection with advancing our new trademarks and new patents on a domestic and international basis.

Depreciation and Amortization

Depreciation and amortization were approximately $180,000 and $152,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of $28,000, or 18%, in the current year period. The increase in depreciation expense is attributable to additional property, equipment and leasehold improvements acquired in 2018 and 2019.

Selling Expenses

Selling expenses were approximately $519,000 and $432,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of $87,000, or 20%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. We are hoping to see positive results in our revenue in the second half of the year directly related to the onboarding of different national sales groups during the first half of 2019. Our selling expenses increased in the current period as a result of the following:

-
Higher salaries due to increases in headcount in our sales department.
-
Onboarding and training of new independent sales representatives.
-
Customer mix in sales and the related commissions impact.
-
Increased tradeshows for the three months ended June 30, 2019 compared to the same prior year period which has contributed to growth in our sales pipeline in all divisions
-
The acquisition of a new high-tech 30x40 tradeshow booth
-
Continual efforts in advertising within targeted publications, Google search engine optimized campaigns, and organic brand awareness.
-
Continued investment in our Social Media presence across all platforms which has shown growth in followers, impressions, and engagements.

Selling expenses represent salaries and wages for sales professionals, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $69,000 and $110,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $41,000, or 37%, in the current year period. The primary reason for the decrease is attributable to the timing of costs related to testing and studies that occurred in the same prior period.

Equity Compensation Expense

Equity compensation expense was approximately $87,000 and $13,000 for the six months ended June 30, 2019 and 2018, respectively. The reason for the increase is attributable to warrants and options issued to officers and employees in the current year period.

Consulting Fees

Consulting fees were approximately $20,000 and $38,000 for the three months ended June 30, 2019 and 2018, representing a decrease of $18,000 or 47%. The reason for the decline in consulting fees in the current period is due to the timing of certain projects that occurred in the same prior period last year that did not reoccur in the second quarter of 2019.

General and Administrative Expense

General and administrative expense was approximately $609,000 and $737,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $128,000, or 17%, in the current year period. The decrease in general and administrative expenses is primarily due to lower payroll costs and reduced bad debt expense. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $0 and $8,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization of debt discount for the three months ended June 30, 2019 and 2018, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the three months ended June 30, 2018 were incurred in connection with conversion of $700,000 convertible note payable.

Interest income was approximately $600 and $1,800 for the three months ended June 30, 2019 and 2018, respectively.

Interest expense was approximately $50,000 and $56,000 for the three months ended June 30, 2019 and 2018, respectively. Interest expense for the three months ended June 30, 2019 and 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $585,000 and $986,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $401,000, or 41%, in the current year period. The primary reasons for the decreased net loss are attributable to:

●
Higher sales and gross profit of approximately $393,000 and $286,000, respectively;
●
Lower operating expenses of approximately $44,000; and
●
Lower other expenses of $70,000.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	(Unaudited)
	2019	2018
Revenues, Net	$2,891,000	$2,559,000
Gross Profit	$1,735,000	$1,509,000
Total Operating Expenses (1)	$3,138,000	$2,872,000
Loss from Operations	$(1,403,000)	$(1,363,000)
Total Other Income (Expense)	$(116,000)	$(186,000)
Net Loss	$(1,519,000)	$(1,549,000)
Basic Net Loss per Share	$(0.01)	$(0.01)
Diluted Net Loss per Share	$(0.01)	$(0.01)

(1)
Includes approximately $87,000 and $13,000 in non-cash equity compensation expense for the six months ended June 30, 2019 and 2018, respectively.

Net Revenue

Sales

Our revenue for the six months ended June 30, 2019 and 2018 was approximately $2,891,000 and $2,559,000, respectively, representing an increase of approximately $332,000 or 13%. The increase in sales in the current year period was attributable to equipment orders from new customers, and steady repeat solution orders from our existing customer base. We continued to increase our customer base and saw positive trends in our repeat orders for solution and consumables by our growing customer base.

Product and Service Revenue

	For the six months ended June 30, (Unaudited)
	2019	2018
SteraMist Product	$2,533,000	$2,110,000
Service and Training	358,000	449,000
Total	$2,891,000	$2,559,000

Revenue by Geographic Region

	For the six months ended June 30, (Unaudited)
	2019	2018
United States	$2,563,000	$1,801,000
International	328,000	758,000
Total	$2,891,000	$2,559,000

Cost of Sales

Cost of sales was approximately $1,157,000 and $1,049,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of $108,000 or 10%, in the current year period. The primary reason for the increase is due to higher revenue and improved gross profit on equipment sales for the six months ended June 30, 2019. Our gross profit as a percentage of revenue for the six months ended June 30, 2019 was 60% compared to 59% in the same prior period. The increase in gross profit is attributable to the customer and product mix in sales.

Professional Fees

Professional fees were approximately $214,000 and $192,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of approximately $22,000, or 11%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees. The primary reason for the increase is attributable to legal fees incurred in connection with advancing our new trademarks and new utility patents on a domestic and international basis.

Depreciation and Amortization

Depreciation and amortization were approximately $356,000 and $315,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of $41,000, or 13%, in the current year period. The increase in depreciation expense is attributable to additional property, equipment and leasehold improvements acquired in 2018 and 2019.

Selling Expenses

Selling expenses were approximately $960,000 and $636,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of $324,000, or 51%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. We are hoping to see positive results in our revenue in the second half of the year directly related to the onboarding of different national sales groups during the first half of 2019. Our selling expenses increased in the current period as a result of the following:

-
Higher salaries due to increases in headcount in our sales department.
-
Onboarding and training of new sales independent sales representatives.
-
Customer mix in sales and the related commissions impact.
-
Increased tradeshows for the six months ended June 30, 2019 compared to the same prior year period which has contributed to growth in our sales pipeline in all divisions
-
The acquisition of a new high-tech 30x40 tradeshow booth
-
Continual efforts in advertising within targeted publications, Google search engine optimized campaigns, and organic brand awareness.
-
Continued investment in our Social Media presence across all platforms which has shown growth in followers, impressions, and engagements.

Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $161,000 and $242,000 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $81,000, or 33%, in the current year period. The primary reason for the decrease is attributable to the timing of costs related to testing and studies that occurred in the same prior period.

Equity Compensation Expense

Equity compensation expense was approximately $87,000 and $13,000 for the six months ended June 30, 2019 and 2018, respectively. The reason for the increase is attributable to warrants and options issued to officers and employees in the current year period.

Consulting Fees

Consulting fees were approximately $55,000 and $73,000 for the six months ended June 30, 2019 and 2018, representing a decrease of $18,000 or 25%. The reason for the decline in consulting fees in the current period is due to the timing of certain projects that occurred in the same prior period last year that did not reoccur in the second quarter of 2019.

General and Administrative Expense

General and administrative expense was approximately $1,303,000 and $1,401,000 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $98,000, or 7%, in the current year period. The decrease in general and administrative expenses is primarily due to lower payroll costs and reduced bad debt expense. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $18,000 and $16,000 for the six months ended June 30, 2019 and 2018, respectively. Amortization of debt discount for the six months ended June 30, 2019 and 2018, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the six months ended June 30, 2018 were incurred in connection with conversion of $700,000 convertible note payable.

Interest income was approximately $1,700 and $2,900 for the six months ended June 30, 2019 and 2018, respectively.

Interest expense was approximately $100,000 and $116,000 for the six months ended June 30, 2019 and 2018, respectively. Interest expense for the six months ended June 30, 2019 and 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $1,519,000 and 1,549,000 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $30,000, or 2%, in the current year period. The primary reasons for the decreased net loss are attributable to:

●
Higher revenue and gross profit of approximately $332,000 and $226,000, respectively;
●
Lower other expenses of $70,000, offset by.
●
Higher operating expenses of approximately $266,000

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of approximately $1,632,000. Our working capital before consideration of the convertible notes payable of $5,000,000 was $4,225,000. Working capital after consideration of the convertible notes payable was ($775,000). Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted.

In 2018, a portion of our convertible notes aggregating $1,000,000 principal were either converted to equity or paid.

On March 30, 2019, the remaining note holders agreed to extend the maturity dates of their aggregate of $5,000,000 in notes to April 3, 2020. As a result, the Company has a working capital deficiency of $774,831 at June 30, 2019 and does not currently have sufficient resources to satisfy this debt when due. Accounting principles define this as raising doubt about the Company's ability to continue as a going concern. The Company plans to raise additional capital in order to satisfy this debt when due.

For the six months ended June 30, 2019 and 2018, we incurred losses from operations of approximately $1,403,000 and $1,363,000, respectively.  The cash used in operations was approximately $120,000 and $1,211,000 for the six months ended June 30, 2019 and 2018, respectively.

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
●
Expansion of international distributors; and
●
Continued growth of TSN, our new Forensic Restoration FRST sub-division and new growth in the food safety market which includes using SteraMist for increasing the storage time of pre- and post-harvest produce, and increasing transportation shelf life by installing SteraMist in semitrucks and ships that are transporting food.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 and 2018 was approximately $120,000 and $1,211,000, respectively. Cash used in operating activities decreased approximately $1,091,000 compared to the prior year period primarily as a result of the collection of accounts receivable and the decline in inventory.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 and 2018 was approximately $253,000 and $4,000, respectively. Cash used in investing activities increased $249,000 compared to the prior year period primarily due to software development costs and the acquisition of fixed assets.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2019 and 2018 were $0.

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

Contract Balances

As of June 30, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within other long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of June 30, 2019.

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

Equity Compensation Expense

We account for equity compensation expense using the Black Scholes model in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2019, we issued 10,000 shares of common stock to a consultant. The issuance and sale of the shares of common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof’.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2019	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.