Form 10-Q
period 2019-09-30
TOMI Environmental Solutions, Inc.
filed 2019-11-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pusuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 par value	TOMZ	OTC Markets Group Inc.

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

As of November 8, 2019, the registrant had 124,700,418 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	September 30, 2019 (Unaudited)	December 31, 2018
Cash and Cash Equivalents	$1,144,075	$2,004,938
Accounts Receivable - net	1,174,188	2,145,622
Inventories (Note 3)	2,405,576	2,682,014
Deposits	219,130	109,441
Prepaid Expenses	286,149	301,797
Total Current Assets	5,229,118	7,243,812

Property and Equipment – net (Note 4)	1,437,904	1,588,591

Other Assets:
Intangible Assets – net (Note 5)	1,016,892	1,235,816
Operating Lease - Right of Use Asset (Note - 6)	684,457	-
Capitalized Software Development Costs - net (Note 7)	119,419	-
Other Assets	105,860	11,395
Total Other Assets	1,926,628	1,247,211
Total Assets	$8,593,650	$10,079,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$428,974	$1,133,649
Accrued Expenses and Other Current Liabilities (Note 12)	446,558	415,199
Accrued Officers Compensation	30,167	70,000
Accrued Interest (Note 8)	16,667	66,667
Customer Deposits	117,813	1,486
Current Portion of Long-Term Operating Lease	69,210	-
Deferred Rent	-	13,215
Convertible Notes Payable, net of discount of $0
at September 30, 2019 (Note 8)	5,000,000	-
Total Current Liabilities	6,109,389	1,700,216

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 6)	1,053,034	-
Deferred Rent and Tenant Improvement Allowances	-	401,734
Convertible Notes Payable, net of discount of $17,534 at
December 31, 2018 (Note 8)	-	4,982,466
Total Long-Term Liabilities	1,053,034	5,384,200
Total Liabilities	7,162,423	7,084,416

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at September 30, 2019 and December 31, 2018, respectively	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock; par value $0.01 per share, 200,000,000 shares authorized;
124,700,418 and 124,290,418 shares issued and outstanding
at September 30, 2019 and December 31, 2018, respectively.	1,247,004	1,242,904
Additional Paid-In Capital	43,136,683	42,948,705
Accumulated Deficit	(42,957,560)	(41,201,511)
Total Shareholders’ Equity	1,431,227	2,995,198
Total Liabilities and Shareholders’ Equity	$8,593,650	$10,079,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales, net	$1,600,387	$1,947,570	$4,491,719	$4,506,508
Cost of Sales	460,008	912,466	1,616,680	1,961,935
Gross Profit	1,140,379	1,035,104	2,875,039	2,544,573

Operating Expenses:
Professional Fees	82,945	78,684	297,349	270,856
Depreciation and Amortization	182,689	153,572	539,070	468,778
Selling Expenses	314,110	368,733	1,274,326	1,004,393
Research and Development	88,137	129,924	249,373	372,234
Equity Compensation Expense (Note 9)	-	-	87,033	12,685
Consulting Fees	31,799	19,711	87,066	93,089
General and Administrative	628,285	598,679	1,931,770	1,999,485
Total Operating Expenses	1,327,965	1,349,302	4,465,987	4,221,520
Loss from Operations	(187,586)	(314,198)	(1,590,947)	(1,676,948)

Other Income (Expense):
Amortization of Debt Discounts	-	(7,851)	(17,534)	(23,792)
Induced Conversion Costs	-	-	-	(57,201)
Interest Income	773	1,893	2,432	4,842
Interest Expense	(50,000)	(53,000)	(150,000)	(168,878)
Total Other Income (Expense)	(49,227)	(58,958)	(165,102)	(245,029)

Net Loss	$(236,813)	$(373,156)	$(1,756,049)	$(1,921,977)

Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	124,709,440	124,290,418	124,686,572	123,333,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,948,705	$(41,201,511)	$2,995,198

Equity Compensation					146,878		146,878
Common Stock Issued for Services Provided			410,000	4,100	41,100		45,200
Net Loss for the nine months ended September 30, 2019						(1,756,049)	(1,756,049)
Balance at September 30, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(42,957,560)	$1,431,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED )

	For the Nine Months Ended September 30,
	2019	2018
Cash Flow From Operating Activities:
Net Loss	$(1,756,049)	$(1,921,977)
Adjustments to Reconcile Net Loss to		.
Net Cash Used In Operating Activities:
Depreciation and Amortization	539,070	468,778
Amortization of Lease Liability	117,986	-
Amortization of Debt Discount	17,534	23,792
Amortization of Software Costs	6,285	-
Equity Compensation Expense	87,033	13,590
Value of Equity Issued for Services	45,200	37,500
Induced Conversion Costs	-	57,201
Reserve for Bad Debt	(190,000)	64,434
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	1,161,434	(513,312)
Inventory	276,438	449,736
Prepaid Expenses	(20,217)	(103,149)
Deposits	(109,689)	(185,893)
Other Assets	(130,692)	(6,695)
Increase (Decrease) in:
Accounts Payable	(704,675)	300,888
Accrued Expenses	91,204	129,117
Accrued Interest	(50,000)	(57,122)
Accrued Officer Compensation	(39,833)	-
Deferred Rent	-	(781)
Customer Deposits	116,327	(1,817)
Lease Liability	(29,888)	-
Net Cash Used in Operating Activities	(572,533)	(1,245,650)

Cash Flow From Investing Activities:
Capitalized Software Costs	(125,704)	-
Capitalized Patent Costs	(21,980)	-
Costs Incurred from Construction In Progress	-	(99,629)
Purchase of Property and Equipment	(140,647)	(27,579)
Net Cash Used in Investing Activities	(288,331)	(127,208)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flow From Financing Activities:	-	-
(Decrease) In Cash and Cash Equivalents	(860,863)	(1,372,858)
Cash and Cash Equivalents - Beginning	2,004,938	4,550,003
Cash and Cash Equivalents – Ending	$1,144,075	$3,177,145

Supplemental Cash Flow Information:
Cash Paid For Interest	$200,000	$226,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Equity Compensation as Consideration for Accrued Expenses	$59,845	$-
Capitalization of patent costs reclassified from Other Assets	$36,227
Conversion of Convertible Note Payable and Accrued Interest into Common Stock	$-	$705,212

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

The Company's convertible notes payable aggregating $5,000,000 principal (see Note 8) are due April 3, 2020. As a result, the Company has a working capital deficiency of $880,271 at September 30, 2019 and does not currently have sufficient resources to satisfy this debt when due. This raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to raise additional capital in order to satisfy this debt when due.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TOMI and its wholly owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits.

Accounts Receivable

Our accounts receivable are credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three and nine months ended September 30, 2019 was approximately $1,000 and $33,000, respectively. Bad debt expense for the three and nine months ended September 30, 2018 was approximately $0 and $64,000, respectively.

At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $110,000 and $300,000, respectively.

As of September 30, 2019, two customers accounted for 22% of accounts receivable. As of December 31, 2018, two customers accounted for 37% of accounts receivable.

One customer accounted for 12% and 32% of net revenue for the three months ended September 30, 2019 and 2018, respectively.

One customer accounted for 10% and 16% of net revenue for the nine months ended September 30, 2019 and 2018, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $100,000 as of September 30, 2019 and December 31, 2018.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of September 30, 2019.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and nine months ended September 30, 2019 was $6,285.

Accounts Payable

As of September 30, 2019, two vendors accounted for approximately 27% of accounts payable. As of December 31, 2018, three vendors accounted for approximately 63% of accounts payable.

For the three and nine months ended September 30, 2019, one vendor accounted for 54% and 68% of cost of sales, respectively. For the three and nine months ended September 30, 2018, one vendor accounted for 80% and 76% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2019 and December 31, 2018, our warranty reserve was $30,000 (See Note 13).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2019 and December 31, 2018. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of September 30, 2019 consisted of 9,259,250 shares of common stock from convertible debentures, 21,340,523 shares of common stock issuable upon exercise of outstanding warrants, 620,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 31.7 million and 36.6 million shares of common stock were outstanding at September 30, 2019 and December 31, 2018, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended September 30, (Unaudited)
	2019	2018

Net loss	$(236,813)	$(373,158)
Adjustments for convertible debt - as converted
Interest on convertible debt	50,000	53,000
Amortization of debt discount on convertible debt	-	7,851
Net loss attributable to common shareholders	$(186,813)	$(312,307)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,709,440	124,290,418
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.00)	$(0.00)

	For the Nine Months Ended September 30, (Unaudited)
	2019	2018

Net loss	$(1,756,049)	$(1,921,977)
Adjustments for convertible debt - as converted
Interest on convertible debt	150,000	168,878
Amortization of debt discount on convertible debt	17,534	23,792
Net loss attributable to common shareholders	$(1,588,515)	$(1,729,307)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,686,572	123,333,468
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.01)	$(0.01)

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

Net Revenue

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2019	2018
SteraMist Product	$928,000	$1,613,000
Service and Training	672,000	335,000
Total	$1,600,000	$1,948,000

	For the nine months ended September 30, (Unaudited)
	2019	2018
SteraMist Product	$3,461,000	$3,723,000
Service and Training	1,031,000	784,000
Total	$4,492,000	$4,507,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2019	2018
United States	$1,288,000	$1,754,000
International	312,000	194,000
Total	$1,600,000	$1,948,000

	For the nine months ended September 30, (Unaudited)
	2019	2018
United States	$3,852,000	$3,545,000
International	640,000	962,000
Total	$4,492,000	$4,507,000

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

Contract Balances

As of September 30, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Equity Compensation Expense

We account for equity compensation expense using the Black Scholes model in accordance with FASB ASC 718, “Compensation Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the nine months ended September 30, 2019 and 2018, we issued 400,000 and 300,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2019 and 2018.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2019 were approximately $29,000 and $94,000, respectively. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2018 were approximately $44,000 and $156,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred.  For the three and nine months ended September 30, 2019, research and development expenses were approximately $88,000 and $249,000, respectively. For the three and nine months ended September 30, 2018, research and development expenses were approximately $130,000 and $372,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense.  Shipping and handling costs included in general and administrative expense were approximately $59,000 and $138,000 for the three and nine months ended September 30, 2019, respectively.  Shipping and handling costs included in general and administrative expense were approximately $52,000 and $143,000 for the three and nine months ended September 30, 2018, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	September 30, 2019 (Unaudited)	December 31, 2018
Finished goods	$2,475,891	$2,782,014
Raw Materials	29,685	-
Inventory Reserve	(100,000)	(100,000)
	$2,405,576	$2,682,014

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2019 (Unaudited)	December 31, 2018
Furniture and fixtures	$357,236	$277,976
Equipment	1,336,440	1,300,139
Vehicles	60,703	60,703
Computer and software	161,665	143,579
Leasehold improvements	362,898	355,898
Tenant Improvement Allowance	405,000	405,000
	2,683,942	2,543,295
Less: Accumulated depreciation	1,246,038	954,704
	$1,437,904	$1,588,591

For the three and nine months ended September 30, 2019, depreciation was $90,312 and $261,939, respectively. For the three and nine months ended September 30, 2018, depreciation was $61,195 and $191,647, respectively. For the three and nine months ended September 30, 2019, amortization of tenant improvement allowance was $9,798 and $29,395, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $92,377 and $277,131 for the three and nine months ended September 30, 2019 and 2018, respectively.

Definite life intangible assets consist of the following:

	September 30, 2019 (Unaudited)	December 31, 2018
Intellectual Property and Patents	$2,906,507	$2,848,300
Less: Accumulated Amortization	2,386,407	2,109,276
Intangible Assets, net	$520,100	$739,024

Indefinite life intangible assets consist of the following:

Trademarks	$496,792	496,792
Total Intangible Assets, net	$1,016,892	$1,235,816

Approximate future amortization is as follows:

Year Ended:

October 1 – December 31, 2019	$93,000
December 31, 2020	373,000
December 31, 2021	3,000
December 31, 2022	3,000
December 31, 2023	3,000
Thereafter	45,000
$520,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	September 30, 2019 (Unaudited)
Assets:
Operating lease right-of-use asset	$684,457
Liabilities:
Current Portion of Long-Term Operating Lease	$69,210
Long-Term Operating Lease, Net of Current Portion	$1,053,034
$1,122,244

The components of lease expense are as follows within our condensed consolidated statement of operations:

	Three Months Ended September 30, 2019 (Unaudited)	Nine Months Ended September 30, 2019 (Unaudited)

Operating lease expense	$39,329	$117,986

Other information related to leases where we are the lessee is as follows:

September 30, 2019 (Unaudited)
Weighted-average remaining lease term:
Operating leases	9.50 years

Discount rate:
Operating leases	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Three Months Ended September 30, 2019 (Unaudited)	Nine Months Ended September 30, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$29,888	$29,888

As of September 30, 2019, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
October 1 – December 31, 2019	$35,865
December 31, 2020	146,688
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
Thereafter	910,280
Total minimum lease payments	1,559,833
Less: Interest	437,589
Present value of lease obligations	1,122,244
Less: Current portion	69,210
Long-term portion of lease obligations	$1,053,034

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
$1,639,000

NOTE 7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	September 30, 2019	December 31,
	(Unaudited)	2018
Capitalized Software Development Costs	$125,704	$-
Less: Accumulated Amortization	(6,285)	-
	$119,419	$-

Amortization expense for the three and nine months ended September 30, 2019 was $6,285.

NOTE 8. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the three and nine months ended September 30, 2019 was $50,000 and $150,000, respectively.  Interest expense related to the Notes for the three and nine months ended September 30, 2018 was $53,000 and $168,878, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the three and nine months ended September 30, 2019 was $0 and $17,534, respectively. Amortization expense for the three and nine months ended September 30, 2018 was $7,851 and $23,792, respectively.

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

On March 30, 2019, the two-remaining noteholders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, we agreed that if we do not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into our common shares at a conversion price of $0.11 per share or a total of 45,454,545 shares. All other provisions of the notes remain unchanged. We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. At September 30, 2019, the convertible notes payable with a maturity of April 3, 2020 is classified as a current liability on our balance sheet.

Convertible notes consist of the following at:

	September 30,
	2019	December 31,
	(Unaudited)	2018

Convertible notes	$5,000,000	$5,000,000
Initial discount	(53,873)	(53,873)
Accumulated amortization	53,873	36,339
Convertible notes, net	$5,000,000	$4,982,466

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2019 and December 31, 2018, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2019 and December 31, 2018, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the nine months ended September 30, 2018, we issued 362,500 shares of common stock valued at $37,500 to members of our board of directors (see Note 11).

In May 2018, we issued 1,877,960 shares of common stock in connection with the conversion of $705,212 of principal and accrued interest outstanding under a Note (see Note 8).

During the nine months ended September 30, 2019, we issued 400,000 shares of common stock valued at $44,000 to members of our board of directors (see Note 11). During the nine months ended September 30, 2019, we issued 10,000 shares of common stock valued at $1,200 to a consultant.

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

The following table summarizes stock options outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)		December 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	320,000	$0.52	200,000	$0.76
Granted	300,000	0.11	120,000	0.12
Exercised	—	—	—	—
Outstanding, end of period	620,000	$0.32	320,000	$0.52

Options outstanding and exercisable by price range as of September 30, 2019 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	1.28	20,000	$0.05
$0.10	70,000	5.47	70,000	$0.10
$0.11	250,000	4.26	250,000	$0.11
$0.12	100,000	3.28	100,000	$0.12
$0.27	40,000	5.26	40,000	$0.27
$0.55	100,000	6.35	100,000	$0.55
$2.10	40,000	0.26	40,000	$2.10
	620,000	4.29	620,000	$0.32

Stock Warrants

We did not issue any warrants during the nine months ended September 30, 2018.

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

The following table summarizes the outstanding common stock warrants as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	26,550,611	$0.34	35,501,411	$0.33
Granted	1,300,000	0.11	250,000	0.08
Exercised	-	-	-	-
Expired	(6,510,088)	(0.29)	(9,200,800)	(0.30)
Outstanding, end of period	21,340,523	$0.34	26,550,611	$0.34

Warrants outstanding and exercisable by price range as of September 30, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	4.15	250,000	$0.08
$0.10	1,265,000	4.01	1,265,000	$0.10
$0.12	3,750,000	3.17	3,750,000	$0.12
$0.12	4,000,000	0.04	4,000,000	$0.12
$0.14	50,000	4.55	50,000	$0.14
$0.17	10,000	3.07	10,000	$0.17
$0.27	250,000	2.25	250,000	$0.27
$0.29	4,615,525	2.41	4,615,525	$0.29
$0.30	2,300,000	0.89	2,300,000	$0.30
$0.32	250,000	2.00	250,000	$0.32
$0.42	250,000	1.75	250,000	$0.42
$0.50	250,000	1.50	250,000	$0.50
$0.55	100,000	1.33	100,000	$0.55
$0.69	999,998	0.47	999,998	$0.69
$1.00	3,000,000	0.59	3,000,000	$1.00
	21,340,523	1.68	21,340,523	$0.34

There were no unvested warrants outstanding as of September 30, 2019.

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

Product Liability

As of September 30, 2019, and December 31, 2018, there were no claims against us for product liability.

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

For the nine months ended September 30, 2019, we issued an aggregate of 400,000 shares of common stock that were valued at $44,000 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist™ platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of September 30, 2019, we had entered into 93 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2019 (Unaudited)	December 31, 2018
Commissions	$136,287	$136,631
Payroll and related costs	173,475	144,359
Director fees	41,250	41,250
Sales Tax Payable	3,652	11,296
Accrued warranty (Note 13)	30,000	30,000
Other accrued expenses	61,894	51,663
Total	$446,558	$415,199

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

The following table presents warranty reserve activities at:

	September 30, 2019 (Unaudited)	December 31, 2018
Beginning accrued warranty costs	$30,000	$5,000
Provision for warranty expense	1,839	47,454
Settlement of warranty claims	(1,839)	(22,454)
Ending accrued warranty costs	$30,000	$30,000

NOTE 14. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of September 30, 2019, two customers accounted for 22% of accounts receivable. As of December 31, 2018, two customers accounted for 37% of accounts receivable.

One customer accounted for 12% and 32% of net revenue for the three months ended September 30, 2019 and 2018, respectively.

One customer accounted for 10% and 16% of net revenue for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 15. SUBSEQUENT EVENTS

In November 2019, we filed an amendment to our Restated Articles of Incorporation, increasing the number of authorized shares of our Common Stock from 200,000,000 to 250,000,000.

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

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based fog or mist.

TOMI’s SteraMist is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using plasma science invented by the United States Defense Advanced Research Projects Agency (DARPA). TOMI’s EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide and converts it to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3 micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the fog or mist to affect all surfaces and space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through oxidation of proteins, carbohydrates, and lipids. SteraMist® disinfection/decontamination mechanical clean in the treated area occur by cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill of all pathogens in the treatment area.

SteraMist® Binary Ionization Technology® allows a facility to have a Hospital-HealthCare EPA registered tool and solution to replace manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. BIT™ is also listed on EPA’s List G, L, K, and M for Norovirus, C. diff, Ebola, and Influenza, respectively.  TOMI maintains this registration in 50 states, Canada, and approximately 20 other countries.

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

Divisions

Hospital-Healthcare

TOMI’s hospital-healthcare customer list expands with the close of every quarter. TOMI’s E-Z SteraMist® Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit as well as accompanying supplies, has increased interest in our technology for this division. This product is designed to make the terminal cleaning process of patient rooms more efficient than traditional manual cleaning methods and since its release four (4) new hospitals have purchased and are utilizing the product. We believe that our E-Z SteraMist® Disinfection Cart will allow our customers within the Hospital-Healthcare industry to address the growing concern regarding the increasing high level of transference of pathogens including multiple drug resistant organisms (MDRO’s) leading to HAI’s from hospital and healthcare related environmental surfaces and equipment to patients and healthcare workers. TOMI's SteraMist 55-minute terminal clean protocol includes incorporating most stages of a facility’s current cleaning protocol and by just adding SteraMist mechanical clean protocol, allows an average 90-minute manual clean protocol to be reduced to 55-minutes, as confirmed by the Shield Study at UCLA, from beginning to end, including the changing of the bed linens, demonstrating remarkable results in our clients' facilities from coast to coast.

Life Sciences

TOMI’s SteraMist®. Environment System, iHP Decontamination Complete Room, SteraMist® Select Surface Unit, iHP™ implementation to decontamination chambers and cage washers, and our iHP® Service Division, are designed to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)-Performance Qualification (PQ) validation processes within the life sciences industry.

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

Our TSN network continues to grow and currently the total number of TSN provider contracts fully executed to date is ninety-three (93) expanding our network membership across 35 U.S. States and two (2) Canadian provinces.  Our service providers, with approximately 160 SteraMist® with BIT technology units in the field, allows for rapid deployment for use in the control of a biological outbreak and border security nationally and internationally upon short notice.

Food Safety

Food Safety is one of our newest and potentially largest targeted markets, as we believe it presents an opportunity for substantial growth. This is in light of the implementation and enforcement of new and existing rules in the United States under the FDA Food Safety Modernization Act and in Canada under the Safe Food for Canadians Act and the Safe Food for Canadians Regulations, the latter two of which became effective in January 2019. This is in part due to the increased focus on concerns within the food safety industry in North America and abroad. Our consultants have submitted to the regulatory bodies a request to expand our current labels from the treatment of food processing machinery, restaurants and food contact areas, to include direct food and crop applications using a 1% acceptable concentration of hydrogen peroxide that is already approved for direct food use by the USDA and EPA.

We intend to target the following segments, with an initial emphasis on the profitable organic market:

●
Growing crops
●
Seeds
●
Packaging facilities
●
Food storage (produce, meats, fish)
●
Food transportation vehicles
●
Food processing plants
●
Grocery stores
●
Cannabis labs, grow-houses, extraction facilities and retail shops

In each area, our main objective is to prevent and/or minimize food decay without utilizing harsh chemicals that leave toxic residues. This could create an opportunity to supplement, or replace, current pesticides and fungicides currently being used by these industry leaders.

Business Highlights and Recent Events

Customers:

We have added nineteen (19) new customers across all our divisions in the third quarter of 2019. This represents a fifty-eight (58%) percent increase over the same quarter in 2018.

We added four (4) new facilities in the hospital-healthcare division in third quarter of 2019. Through September 30, 2019, we have added ten (10) new hospital-healthcare facilities which represents 100% increase compared to the same prior year period.

Our Life Sciences customer base showed continued growth in the third quarter of 2019. We added eleven (11) new customers.

During the third quarter 2019, we added two (2) new Food Safety customers who purchased and implemented our SteraMist technology into their facilities.

Revenues:

The hospital-healthcare division showed a 27% increase in revenue in the third quarter of 2019 when compared to the same quarter last year, and a 60% percent increase in revenue for the nine months ended September 30, 2019 when compared to the same prior year period.

In the second quarter 2019, we sold mobile equipment of over $400,000 to the Kansas Department of Health in the United States, and in the third quarter we successfully trained six Kansas Department of Health locations on the use of SteraMist for the control of a microbial outbreak, including pandemic preparedness throughout Kansas.

Our overall revenue generated from our Life Sciences division declined in the third quarter of 2019 when compared to the same period in 2018, which was primarily due to one large order for a custom built-in unit for over $600,000 in the third quarter of 2018. The overall decline was offset by growth in our revenue generated mobile equipment which grew in the third quarter 2019 when compared to the same prior year period.

In August 2019, we received an order for our seventh (7th) SteraMist® custom engineered system. This will be the second permanent room system for installation into our UK based customer’s facility.

In July 2019, we announced the implementation of SteraMist® iHP™ Plasma Decontamination Chamber at the University of Houston and a partnership with Lynx Product Group.

The TSN network continues to expand the use of our SteraMist technology and our solution revenue generated from our TSN division during the third quarter of 2019 grew by 8% when compared to the same period in 2018.

Our revenue from international customers increased by 60% during the third quarter of 2019 compared to the same period in 2018. The increase in revenue was attributable to a large purchase from our distributor in Israel and strong recurring solution orders from our existing customers in Europe, Singapore and South Korea.

During the third quarter of 2019, we recorded record iHP service-based revenue in the amount of $672,000 which translated into 101% growth when compared to the same prior year period. We also reached a major milestone with our service revenue eclipsing $1,000,000 for the nine months ended September 30, 2019.

Service Projects:

In September 2019, we were engaged by Los Angeles County – USC (LAC + USC) Medical Center to remediate Aspergillus mold that had appeared within a critical sterilization area of the facility.

In August 2019, we were awarded a service project with a niche pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals as well as animal and consumer health products with a focus on injectables. The iHP Service team treated the 170,000 cubic foot space, including classified and non-classified areas.

In April 2019, we entered into an exclusive distribution agreement with an Israeli company, Cleancor Technologies Ltd. ("Cleancor"), an advanced solution company for the industrial cleaning and repair of water and fire damages. Cleancor has already diversified and started a subsidiary named Clean Bit Environmental Solutions and has begun implementing marketing strategies resulting in a robust pipeline in the health care, food industry, defense, and medical cannabis verticals.

Events:

  We exhibited at the annual conference of the Association of Professionals in Infection Control (APIC) with our new booth creating the largest presence we have had at a tradeshow. The E-Z SteraMist Cart was on display as well as multiple educational presentations to infection preventionists. The show provided many valuable leads and our new exhibit received considerable praise. This presence added two new hospital clients in the third quarter and three already in the fourth quarter.

  We exhibited at our first veterinary conference, brining on our first animal hospital customer in the third quarter, demonstrating the versatility and ever-expanding verticals SteraMist disinfection technology may be implemented in.

Certifications:

As we reported earlier in the year, we added compounding pharmacy customers; which are FDA 503B outsourcing facilities that meet all rigorous national standards with quality sterile products. The FDA created this new designation of compounding pharmacy to establish a new level of patient care and safety, and these facilities must comply with strict cGMP (current good manufacturing practices) guidelines, which is the same standard that pharmaceutical manufacturers follow. We have continued to add new pharmacy customers in the third quarter of 2019. With the addition of the two new pharmacy customers in the third quarter of 2019 we now have four compounding pharmacy customers.

Earlier this year we were audited by Pfizer Global Supply Manufacturing and Supplier Quality Assessments and were reported to be “Acceptable”, allowing us to continue expanding SteraMist® implementation into Pfizer facilities. Our management has further focused and allocated resources towards expanding quality control procedures and protocols based on recommendations received during the audit. Pfizer approved a press release of how SteraMist is being used in multiple facilities across the United States as a result of passing the Pfizer Global Supply Agreement Audit. In the third quarter we fulfilled new orders and finalized a new piece of custom commercial research laboratory equipment for Pfizer utilizing our BIT technology platform.

Research Studies & Product Development

We continue to participate in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. The University of Michigan, a recognized teaching university hospital, will be joining the California hospitals in this Shield Study in the fourth quarter, allowing for additional collection of data to validate the value of SteraMist technology in hospitals.

We have added three new products to our growing line of products:

●
 A single applicator build-in unit for decontamination chambers and cage washers, which was recently successfully validated at the University of Houston.

●
A decontamination cart for a Pfizer facility. We will be designing and engineering a second SteraMist mobile decontamination cart for this same facility by the second quarter of next year.

●
A stainless-steel mobile 90-degree applicator and the answer to the mobile treatment and decontamination of BSC cabinets and isolators. The 90-degree applicator product has led to a partnership with a large design and manufacturing company of washing and contamination control systems and we plan on installing an all-in-one disinfection solution to Gnotobiotic Housings with such partner.

At the annual meeting of the American Association for Laboratory Animal Science ("AALAS") this October in Denver, the University of Iowa and Iowa State University presented a study about our technology and the effect of iHP on pinworms. Members of the University of Iowa and Iowa State University were available in the poster section of the conference and answered questions from the many AALAS members about our excellent results. A published paper will be shortly released in a major scientific journal.

In 2019, we have also focused on improving our SteraMist Environment System and the development of our own proprietary software that will be integrated into the next generation of SteraMist equipment, both mobile and permanent. The new software will improve communication between our equipment and the end user’s system, provide improved reporting results and simplify the overall usage of the system itself. During the first quarter of 2019, we reached feasibility with the software being developed. We are now in the final testing and validation phase of the new Environment System prototype, prior to leading to mass commercialization.

             The United States Department of Agriculture (USDA) submitted another paper for publication titled “Cold Plasma Enhances the Efficacy of ionized Hydrogen Peroxide in Reducing Populations of Salmonella Typhimurium and Listeria innocua on Grape Tomatoes, Apples, Cantaloupe and Romaine Lettuce” In July 2019, the author presented the paper, and a poster was shown at the International Association of Food Protection (IAFP). This was a successful introduction of SteraMist to this audience and many are interested in further testing and research of the technology. The poster and presentation focused on the urgent need of a decontamination technology, such as SteraMist to enhance microbial safety of fresh produce. Greater reductions were documented when ionized hydrogen peroxide was passed through the plasma arc and greater than 5 log reductions of Salmonella were achieved. We are looking forward to the publication of this paper in a recognized international food safety journal.

  We are in the design phase with our partner Arkema and their client (a Global food storage and safety company) which consists of a new engineered concept for the decontamination of large industrial food warehouse facilities. The concept is a six (6) applicator fully automated fogging system permanently mounted on a hydraulic lift that is capable of coverage in such high-volume spaces.

Registrations & Intellectual Property (IP):

In February 2019, we added our Canadian label to the Organic Materials Review Institute (“OMRI”) certifying that our product meets the Canadian organic standards. On May 15, 2019, our BIT solution disinfectant was listed and certified with the OMRI in compliance with the USDA National Organic Program. Thus, our product is now listed as an OMRI Listed© product and appears on the OMRI Products List© and the OMRI Canada Products List©.

  We have been actively pursuing registration in mainland China. We successfully passed the Chinese Center for Disease Control and Prevention ("Chinese CDC") requirements for registration and have hired a Chinese CDC consultant. In addition, we have strengthened our intellectual property in the region, submitting trademarks and patent registrations. We have identified a Chinese customer that we expect will generate significant revenue in 2019. We successfully passed all eighteen (18) testing measures required, including many microbiological test. All of our toxicity studies demonstrated that our BIT fog was classified as an actual non-toxic substance. In the second quarter of 2019, we were made aware of the final materials needed for the dossier that is required by the Chinese CDC for registration of our product. The finalization of our dossier was made in the third quarter of 2019, which included the successful shipping and custom clearance to the region, and all the necessary custom declaration forms have been certified and the pre-CDC approval has been commented on by the Chinese CDC. We are waiting for the final CDC stamps which is the last step in this three-year long registration process. We expect the final stamped registration to be received during the fourth quarter of 2019.

Our 90-degree surface mounted applicator device was allowed and published in the Philippines. We have submitted this design patent in multiple countries and expect the others to follow shortly in publication. This additional design patent adds nicely to our other design patents, including our permanent modular applicator, decontamination cart, and our two decontamination chambers.

In August and September 2019, we published and filed two new utility patents. We had previously reported in 2017 and 2018 the filing of these two utility patents, and both the system claims (US15/858,446) and the method claims (US16/127,915) were published with the USPTO in the third quarter of 2019.

In November 2019, we registered two new design patents entitled "Surface Mounted Applicator Device" in Europe and Japan.

Financial Operations Overview

Our financial position as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019 (Unaudited)	December 31, 2018
Total shareholders’ equity	$1,431,000	$2,995,000
Cash and cash equivalents	$1,144,000	$2,005,000
Accounts receivable, net	$1,174,000	$2,146,000
Inventories, net	$2,406,000	$2,682,000
Prepaid expenses	$286,000	$302,000
Deposits	$219,000	$109,000
Current liabilities (excluding convertible notes)	$1,109,000	$1,700,000
Convertible notes payable, net	$5,000,000	$4,982,000
Long-term liabilities (excluding convertible notes)	$1,053,000	$402,000
Working Capital (excluding convertible notes)	$4,120,000	$5,544,000
Working Capital (including convertible notes)	$(880,000)	$5,544,000

During the nine months ended September 30, 2019, our liquidity positions were affected by the following:

●
Net cash used in operations of approximately $573,000.
●
Costs incurred to develop software of approximately $126,000.
●
Costs incurred related to new utility patents of approximately $22,000.
●
Purchase of property and equipment of approximately $141,000.

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	(Unaudited)
	2019	2018
Sales, Net	$1,600,000	$1,948,000
Gross Profit	$1,140,000	$1,035,000
Total Operating Expenses	$1,328,000	$1,349,000
Loss from Operations	$(188,000)	$(314,000)
Total Other Income (Expense)	$(49,000)	$(59,000)
Net Loss	$(237,000)	$(373,000)
Basic Net Loss per Share	$(0.00)	$(0.00)
Diluted Net Loss per Share	$(0.00)	$(0.00)

Net Revenue

Sales

Our revenue for the three months ended September 30, 2019 and 2018 was approximately $1,600,000 and $1,948,000, respectively, representing a decrease of approximately $348,000 or 18%, in the current year period. The decrease in sales in the current year period was attributable to a large custom equipment order that occurred in the same prior year period. In the third quarter of 2019, we achieved a record level of service revenue and solution orders from our existing customer base. We continued to increase our customer base and saw positive trends in our repeat orders for solution and consumables by our growing customer base.

  Our products are early in the product and customer adoption cycle. We continue to see strong reorders for solution from our existing customers. The purchase of additional equipment is at a slower pace due to the assessment and integration of our technology into our customers' on-going operations. Our new customer pipeline is very strong. As customers mature through the product and adoption cycle and our sales pipeline converts to sale wins, we expect to have more predictable sales quarter over quarter.

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2019	2018
SteraMist Product	$928,000	$1,613,000
Service and Training	672,000	335,000
Total	$1,600,000	$1,948,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2019	2018
United States	$1,288,000	$1,754,000
International	312,000	194,000
Total	$1,600,000	$1,948,000

Cost of Sales

Cost of sales was approximately $460,000 and $912,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $452,000, in the current year period. The primary reason for the decrease is due to a large custom equipment order that occurred in the same prior year period that carried a high cost and low gross profit margin. In addition, the product mix in our sales for the three months ended September 30, 2019 contributed to a higher gross profit. Our gross profit as a percentage of sales for the three months ended September 30, 2019 was 71.2% compared to 53.1% in the same prior period.

Professional Fees

Professional fees were approximately $83,000 and $79,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of approximately $4,000, or 5%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization were approximately $183,000 and $154,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $29,000, or 19%, in the current year period. The increase in depreciation expense is attributable to additional property, equipment and leasehold improvements acquired in 2018 and 2019.

Selling Expenses

Selling expenses were approximately $314,000 and $369,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $55,000, or 15%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. The decline in selling expenses is primarily due to our customer mix in sales and the related impact to commissions. Selling expenses represent salaries and wages for sales professionals, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $88,000 and $130,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $42,000, or 32%, in the current year period. The primary reason for the decrease is attributable to the timing of costs related to testing and studies that occurred in the same prior period.

Equity Compensation Expense

Equity compensation expense was $0 for the three months ended September 30, 2019 and 2018.

Consulting Fees

Consulting fees were approximately $32,000 and $20,000 for the three months ended September 30, 2019 and 2018 respectively, representing an increase of $12,000, or 60%, in the current period. The reason for the increase in consulting fees in the current period is due to the timing of certain projects that occurred in the third quarter of 2019 that did not occur in same prior year period.

General and Administrative Expense

General and administrative expense was approximately $628,000 and $599,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $29,000, or 5%, in the current year period. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $0 and $8,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization of debt discount for the three months ended September 30, 2019 and 2018, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was approximately $1,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively.

Interest expense was approximately $50,000 and $53,000 for the three months ended September 30, 2019 and 2018, respectively. Interest expense for the three months ended September 30, 2019 and 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $237,000 and $373,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $136,000, or 36%, in the current year period. The primary reasons for the decreased net loss are attributable to:

●
Higher gross profit of approximately $105,000;
●
Lower operating expenses of approximately $21,000; and
●
Lower other expenses of approximately $10,000.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	(Unaudited)
	2019	2018
Sales, Net	$4,492,000	$4,507,000
Gross Profit	$2,875,000	$2,545,000
Total Operating Expenses (1)	$4,466,000	$4,222,000
Loss from Operations	$(1,591,000)	$(1,677,000)
Total Other Income (Expense)	$(165,000)	$(245,000)
Net Loss	$(1,756,000)	$(1,922,000)
Basic Net Loss per Share	$(0.01)	$(0.02)
Diluted Net Loss per Share	$(0.01)	$(0.02)

(1)
Includes approximately $87,000 and $13,000 in non-cash equity compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

Net Revenue

Sales

Our revenue for the nine months ended September 30, 2019 and 2018 was approximately $4,492,000 and $4,507,000, respectively, representing a decrease of approximately $15,000 or 0.3%. The decrease in sales in the current year period was attributable to a large custom equipment order that occurred in the same prior year period. For the nine months ended September 30, 2019 we achieved a record level of service revenue and solution orders from our existing customer base. We continued to increase our customer base and saw positive trends in our repeat orders for solution and consumables by our growing customer base.

  Our products are early in the product and customer adoption cycle. We continue to see strong reorders for our solution from our existing customers. The purchase of additional equipment is at a slower pace due to the assessment and integration of our technology into our customers on-going operations. Our new customer pipeline is very strong. As customers mature through the product and adoption cycle and our sales pipeline converts to sale wins, we expect to have more predictable sales quarter over quarter.

Product and Service Revenue

	For the nine months ended September 30, (Unaudited)
	2019	2018
SteraMist Product	$3,461,000	$3,723,000
Service and Training	1,031,000	784,000
Total	$4,492,000	$4,507,000

Revenue by Geographic Region

	For the nine months ended September 30, (Unaudited)
	2019	2018
United States	$3,852,000	$3,545,000
International	640,000	962,000
Total	$4,492,000	$4,507,000

Cost of Sales

Cost of sales was approximately $1,617,000 and $1,962,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $345,000 or 18%, in the current year period. The primary reason for the decrease is due to a large custom equipment order that occurred in the same prior year period that carried a high cost and low gross profit margin. Our gross profit as a percentage of revenue for the nine months ended September 30, 2019 was 64.0% compared to 56.4% in the same prior period. The increase in gross profit is attributable to the product mix in sales.

Professional Fees

Professional fees were approximately $297,000 and $271,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of approximately $26,000, or 10%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees. The primary reason for the increase is attributable to legal fees incurred in connection with advancing our new trademarks and new utility patents on a domestic and international basis.

Depreciation and Amortization

Depreciation and amortization were approximately $539,000 and $469,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of approximately $70,000, or 15%, in the current year period. The increase in depreciation expense is attributable to additional property, equipment and leasehold improvements acquired in 2018 and 2019.

Selling Expenses

Selling expenses were approximately $1,274,000 and $1,004,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $270,000, or 27%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. We are hoping to see positive results in our revenue in the fourth quarter of the year directly related to the onboarding of different national sales groups during the first half of 2019. Our selling expenses increased in the current period as a result of the following:

●
Higher salaries due to increases in headcount in our sales department.
●
Onboarding and training of new sales independent sales representatives.
●
Customer mix in sales and the related commissions impact.
●
Increased tradeshows for the nine months ended September 30, 2019 compared to the same prior year period which has contributed to growth in our sales pipeline in all divisions
●
The acquisition of a new high-tech 30x40 tradeshow booth
●
Continual efforts in advertising within targeted publications, Google search engine optimized campaigns, and organic brand awareness.
●
Continued investment in our Social Media presence across all platforms which has shown growth in followers, impressions, and engagements.

Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses were approximately $249,000 and $372,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $123,000, or 33%, in the current year period. The primary reason for the decrease is attributable to the timing of costs related to testing and studies that occurred in the same prior period.

Equity Compensation Expense

Equity compensation expense was approximately $87,000 and $13,000 for the nine months ended September 30, 2019 and 2018, respectively. The reason for the increase is attributable to warrants and options issued to officers and employees in the current year period.

Consulting Fees

Consulting fees were approximately $87,000 and $93,000 for the nine months ended September 30, 2019 and 2018, resepectively, representing a decrease of $6,000 or 6%, in the current year period.

General and Administrative Expense

General and administrative expense was approximately $1,932,000 and $1,999,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $67,000, or 3%, in the current year period. The decrease in general and administrative expenses is primarily due to lower payroll costs and reduced bad debt expense. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $18,000 and $24,000 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of debt discount for the nine months ended September 30, 2019 and 2018, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the nine months ended September 30, 2018 were incurred in connection with conversion of $700,000 convertible note payable.

Interest income was approximately $2,000 and $5,000 for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense was approximately $150,000 and $169,000 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense for the nine months ended September 30, 2019 and 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss was approximately $1,756,000 and 1,922,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $166,000, or 9%, in the current year period. The primary reasons for the decreased net loss are attributable to:

●
Higher gross profit of approximately $330,000;
●
Lower other expenses of approximately $80,000, offset by.
●
Higher operating expenses of approximately $244,000

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of approximately $1,144,000. Our working capital before consideration of the convertible notes payable of $5,000,000 was $4,120,000. Working capital after consideration of the convertible notes payable was ($880,000). Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted.

In 2018, a portion of Notes aggregating $1,000,000 principal were either converted to equity or paid.

On March 30, 2019, the remaining holders of the Notes agreed to extend the maturity dates of their Notes with an aggregate principal amount of $5,000,000 to April 3, 2020. As a result, the Company has a working capital deficiency of $880,271 at September 30, 2019 and does not currently have sufficient resources to satisfy this debt when due. Accounting principles define this as raising doubt about the Company's ability to continue as a going concern. The Company plans to raise additional capital in order to satisfy this debt when due.

For the nine months ended September 30, 2019 and 2018, we incurred losses from operations of approximately $1,591,000 and $1,677,000, respectively.  The cash used in operations was approximately $573,000 and $ 1,246,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 and 2018 was approximately $573,000 and $1,246,000, respectively. Cash used in operating activities decreased approximately $673,000 compared to the prior year period primarily as a result of the collection of accounts receivable and the decline in inventory.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 and 2018 was approximately $288,000 and $127,000, respectively. Cash used in investing activities increased $161,000 compared to the prior year period primarily due to software development costs and the acquisition of fixed assets.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019 and 2018 were $0.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred, or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.

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

Contract Balances

As of September 30, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $100,000 at September 30, 2019 and December 31, 2018.

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

Leases

In February 2016, the FASB issued ASC 842, Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the modified retrospective basis with a cumulative effect adjustment as of that date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within other long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Exchange Act, and are not required to disclose the information required by this Item 3 pursuant to Item 305(e) of Regulation S-K.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 14, 2019	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.