Form 10-K
period 2019-12-31
TOMI Environmental Solutions, Inc.
filed 2020-03-30
CIK 314227

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,004,609, based upon the closing price of the registrant’s common stock as reported on the OTCQB Marketplace on such date.

As of March 24, 2020, the registrant had 133,517,083 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

Item 1.  BUSINESS

Overview

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through its premier Binary Ionization Technology® (“BIT™)” platform, under which it manufactures, licenses, services and sells its SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog.

Invented under a defense grant in association with the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (“EPA”) and uses a low percentage hydrogen peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical (.OH ion), known as ionized Hydrogen Peroxide (“iHP™”). Represented by the SteraMist® brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

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

Our Technology

BIT™ was developed in response to Amerithrax, the weaponized anthrax spore attacks that occurred in Washington, D.C. shortly after the September 11, 2001 U.S. terrorist attacks. BIT™ is a patented process that aerosolizes and activates a low concentration hydrogen peroxide solution, producing a fine aqueous mist (0.3-3 um in diameter) that contains a high concentration of Reactive Oxidative Species (“ROS”), mostly hydroxyl radicals (“.OH”). ROS cause damage to pathogenic and resistant organisms, such as bacteria, bacteria spores, viruses, mold spores, other fungi and yeast, via oxidation of proteins carbohydrates, lipids and rendering the building blocks of nature- amino acids, DNA and RNA inactive - leading to cellular death, disruption and/or dysfunction.

Testing detailed by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense demonstrates these hydroxyl radicals, aggressively break the double bonds and other bonds in bacterial spores, biological and chemical warfare agents and neutralize their threat while producing nontoxic by-products. The unique alteration of the chemistry of our solution occurs after our EPA-registered solution passes through an atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule, the net result - our .OH hydroxyl radical. This hydroxyl radical is known as iHP™. This patented process allows these hydroxyl radicals to exist in high concentrations without rapidly recombining and losing their reactivity, while seeking to attach with any and all surfaces within the proximity of TOMI’s mist.

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

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of disinfectants. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include C. diff”) spores and MRSA, as well as the influenza virus h1n1, which we believe has better positioned us to penetrate all industries including the bio-defense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). Currently, our EPA-registered label is in all fifty (50) U.S. states as well as many other countries.

SteraMist® is being used throughout the world and has been demonstrated to reduce certain problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), C. diff, Middle East Respiratory Syndrome (“MERS”) and Ebola Virus Disease (“Ebola”). In U.S. hospitals where SteraMist® is being used for terminal cleaning, evidence has demonstrated a reduction of C. diff spore rates. SteraMist® has reduced outbreaks of nosocomial MDRO’s (Klebsiella pneumoniae, AB, pseudomonas aeruginosa) at large hospital to small clinics and has contributed to the control of MERS and Ebola throughout the world.

Our technology passed a sanctioned test showing six-log reduction against Geobacillus stearothermophilus. Geobacillus stearothermophilus is the laboratory testing gold standard and is commonly used as a challenge organism for sterilization validation studies and periodic check of sterilization cycles. In May 2015, the United States Agency for International Development (USAID) awarded us a grant in the amount of $559,000 for the development of SteraMist® Mobile Decontamination Chambers to fight Ebola. In May 2016, upon the decontamination and decommissioning of an Ebola treatment center in West Africa, we fully achieved the milestones upon which the grant was conditioned. Additionally, BIT™ has also been shown to effectively decontaminate weaponized biological agents, including weaponized anthrax, chemical agents such as VX (an extremely toxic organophosphate) and sulfur mustard (otherwise known as mustard gas) when applied using properly developed international protocols.

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

Our Products and Services

SteraMist® Surface Unit

Our SteraMist® Surface Unit is a fully portable, handheld, point and spray disinfection/decontamination system intended to provide quick turnover of any affected space. The single applicator unit enables disinfection of all surfaces, including high touch, sensitive equipment and electronics. An application time of only five seconds per square foot and seven-minute contact time allows for safe re-entering of the space within minutes after applying the iHP™ mist.

Our SteraMist® Surface Unit is lightweight, easy to transport and capable of achieving reliable disinfection/decontamination results, as it is easily incorporated into existing cleaning procedures and protocols. It can be used as a standalone hospital terminal clean product or as an adjunct to ultraviolet disinfection and is a perfect solution to exit and entry barrier points of a facility. The SteraMist® Surface Unit does not require heating, ventilation or air conditioning systems to be shut down. Further, its touchless application (no wipe, no rinse) reduces risk of cross-contamination between treated surfaces.

SteraMist Environment System

Our SteraMist® Environment System is a transportable, remotely controlled (robotic) system that provides complete room disinfection/decontamination of a sealed space up to 103.8 m3 (3,663 ft3) in just over 75 minutes (application, contact, and aeration time). Individually, each remote applicator can be used to treat a space of approximately 34.6 m3 (1,221 ft3). Injection times are based on individual room size and number of applicators. Multiple SteraMist® Environment Systems can be used simultaneously to accommodate larger or multiple spaces with fast application and minimal down time. Our hybrid technology applicators can be used in both manual and/or fogging modes.

Our SteraMist® Environment System features additional programmable and printable features in PDF format. Other key features include lot # of BIT™ Solution, location identifier, injection/dwell/aeration times, and error notifications.

The SteraMist® Hospital Disinfection Cart

The Hospital Cart was designed by request of multiple public healthcare facilities EVS (Environmental Service) teams using our equipment for the SHIELD study that TOMI is participating in. The cart houses our Surface Unit, a portable H2O2 monitor, Carbon Air Scrubber, MaxAir Helmet Respiratory Protection System with positive pressure air flow, storage hooks, and a sign notifying the room is being treated. Included with the Cart is a custom ICU 45-55 minute terminal cleaning protocol.

SteraMist® Select Surface Unit

Our Select Unit was designed to meet the needs of our customers who have smaller enclosures in need of decontamination. This unit is lightweight and easy to transport with the added ability to function between a lower flow operation and standard operation, such as the SteraMist® Surface Unit. The user can adjust air flow, adjust pump fluid flow, set the programmable timer for automatic runs, modify spray/dwell times and number of cycles, and is equipped with start and stop buttons.

Stainless Steel 90 Degree Applicator

TOMI’s standard applicator was converted to a 90 degree and manufactured using 316 stainless steel, the ideal applicator to accompany the Select Surface Unit, affording many 90-degree build-in opportunities. This applicator can be purchased with a flange for ease of installation either permanently or semi-permanently.

SteraMist® Permanent iHP™ Complete Disinfection Room

The SteraMist® Permanent iHP™ Disinfection Room is an automated system that is plumbed utilizing the facilities’ existing HVAC system. This involves permanently installing SteraMist® applicators within the designated space to achieve maximum results. The generator and Programmable Logic Control (“PLC)” are housed in a National Electrical Manufacturers Association (“NEMA)” enclosure in a central remote location. The entire system can be developed for multiple rooms and various specifications, controlled remotely through the NEMA interface. The status of the decontamination cycle is monitored with indicators and can be integrated into a Supervisory Control and Data Acquisition (“SCADA)” monitoring board.

iHP™ Plasma Decontamination Chamber

With prior written approval our patented cold plasma technology can be integrated with a chamber or cage washer by leading manufacturers. Current examples are Lynx, BetterBuilt and Allentown. The photo demonstrates our iHP™ Decontamination Chamber built into a lab at the University of Houston. Our custom generator/chamber is built into a stainless-steel single door panel and is permanently mounted next to the chamber or washer, while a SteraMist® applicator is permanently or semi-permanently mounted in the enclosure. This SteraMist® product line includes but is not limited to an internally mounted air compressor, regulator for air pressure adjustment, E-stop button, lever power switch, data logging functions, and multiple dry contract outputs determined by the needs of the customer.

iHP™ Service Decontamination

TOMI offers full room, equipment, facility, and emergency disinfection/decontamination services. Our goal is to reduce bioburden and eliminate the potential for costly microbial contamination preventing laboratory outbreaks. If a lab is dealing with a current outbreak TOMI’s iHP™ service will contain and prevent future outbreaks. Single and routine services are provided to TOMI customers to coincide with maintenance, mandatory facility shutdowns, or to control a specific threat.

●  The SteraMist® systems are versatile and easy to maintain with relatively low upkeep. In fact, preventive maintenance is not required to be performed by a service engineer and remote guidance can be provided upon request.

Industries & Market Segments

We believe that our technology, service, and product offerings provide a significant opportunity to help reduce the spread of Community Associated and Healthcare-Acquired Infections (“HAI’s”).

SteraMist® and TOMI’s related service platforms are currently being used in a broad spectrum of industries, including but not limited to:

● Pharmaceutical companies
● Clean rooms
● Hospitals & medical facilities
● Ambulances
● Bio-safety labs
● Tissue labs
● Vivariums & Research Universities
● Military & Government Agencies
● Office buildings
● Hospitality
● Schools
● Transportation
● Athletic facilities
● Single-family homes and multi-unit residences
● Patient Medical Transport Airline
● Cruise Ships
● Entertainment establishments

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

Our team of technicians and representatives train, maintain, and troubleshoot capital equipment globally for our Life Sciences customers. Further, our iHP™ service decontamination team provides routine, emergency, and/or commissioning or decommissioning of facilities equipment or full complete space decontamination for our customer base.

Hospital-HealthCare. Our SteraMist® line of products, specifically the SteraMist® Surface Unit and SteraMist® Disinfection Cart are solutions to aid our Hospital-HealthCare customers in providing the quality of care and safety they provide to their patients by disinfecting patient and operating rooms, pharmacies, ambulances, and emergency environments in a hospital or healthcare facility. Our team of technicians and representatives train, maintain, and troubleshoot capital equipment throughout the world for our Hospital-HealthCare customers.

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

The TOMI Service Network. The TSN, has allowed us to enhance our corporate service division by creating a multi-nation-wide network composed of existing, full-service specialists. Since the launch of TSN, we have added over one hundred and three (103) service partner companies across the United States and Canada. These are professional first responders that specialize within the mold remediation, hurricane and tornado response and other mitigation fields, biohazard specialists including forensic restoration specialists. These servicing specialists focus their businesses in the commercial and residential space. Our team of TSN Business Managers and SteraMist® technicians train, maintain and troubleshoot capital equipment for these individuals with the goal of implementing servicing procedures and protocols throughout the United States and Canada for our TSN network partners.

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

Food Safety Industry. SteraMist® is an effective decontaminant in the food safety industry. According to the CDC, 80 million people per year in the United States contract, and 5,000 people die from, food poisoning or other food-related illnesses. Current food safety cleaning techniques involve time intensive processes, which can reduce food manufacturers’ profit. Our iHP™ degrades into only harmless water and oxygen. After we obtain approval by the United States Food and Drug Administration (the “FDA”) and the United States Department of Agriculture (the “USDA”), we anticipate that our solution can be applied directly to all foods. Currently we use SteraMist® on all food packing and storage equipment as SteraMist® is safe for use on electronics and kitchenware, along with high touch surfaces where most pathogens are found (such as phones, computers and kitchen appliances). We believe that SteraMist® could be useful for decontamination at all phases of food production, from the farm, slaughterhouse, packaging and canning facilities, food storage locations to the transportation of food and to the restaurants and grocery stores.

Medical Cannabis. TOMI is looking to enter the global medical and recreational cannabis market. Currently we are researching how the BIT™ Solution and the iHP™ process can be used to rid the cannabis plant of the following:

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

SteraMist® can be used in cannabis facilities globally upping the industry standard of disinfecting areas between grows- for example, the cannabis drying/curing/cloning/grow rooms, manufacturing/packaging areas, on-site laboratories, storage rooms, and employee restrooms and locker rooms.

Homeland Defense and Border Protection. Countries around the world, including the United States, need to protect their borders and cities against a potential terrorist attack. Our SteraMist® line of products will give governmental bodies an added tool in their arsenal to mitigate the risk of a weaponized biological attack. In addition, SteraMist® could assist in mitigating the spread of emerging pandemic viruses, including strains of Ebola, MERS, MLAV (filovirus), h1n1, h5n1, h7n9 and h10n8. Our SteraMist® line of products may assist border patrol agents in controlling the spread of infectious disease introduced by foreign individuals by decontaminating interview rooms, containment rooms, holding cells and quarantine areas after a potential infected carrier’s condition either improves or the carrier dies.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Manufacturing

We outsource the manufacturing and blending of our SteraMist® line of equipment and BIT™ Solution. Our SteraMist® equipment manufacturer is an ISO9001 registered company with facilities in Pennsylvania, New York and New Jersey.

Our solution is blended by an EPA approved blender; our blend includes as the only active ingredient 7.8% Hydrogen Peroxide.

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

Our portfolio includes a total of twenty (20) Utility Patents for both method and system claim on SteraMist ®BIT™, either published or waiting for acceptance. Most recently, we were awarded and published a new Utility patent giving us protection of our technology until the year 2038. And in February 2020, we were awarded a continuation application for the systems patent published – disclosing yet further additional claims on SteraMist® BIT™ and its capabilities. In 2019, we filed a PCT international application for device and method decontamination which passed on all claims approved in the United States on the latest published patents. Further in 2019, we submitted utility patents in other multiple countries which are all in the national stage for review. Once these are received, we will hold international acceptance for the inherited patents and our newly received patents.

We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90 Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of December 31, 2019, we held a total of eighty-five (85) trademarks (word and logo) registered or pending across the globe. TOMI registers marks in seven (7) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, and Class 40 for Chemical Decontamination and Manufacturing Services.

Marketing and Distribution

Through our brand awareness, marketing, social media presence and sales, our business growth objective is to be a global leader in disinfection and decontamination products, services, and manufacturing. We intend to continue to expand and support research and development on other decontamination and remediation solutions (including hydroxyl radicals and other ROS), and to form more business alliances with strategic partners.

We continue to perform decontamination services within cleanrooms, bio-safety labs, tissue and blood labs, pharmaceutical labs, vivariums and research universities and we continue to secure additional license agreements with major remediation, construction and bio-safety servicing companies. Both of these strategies assist in the brand awareness and use of our suite of products.

We sell our products domestically through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. We have shipped our equipment and solution into twenty-two (22) countries worldwide.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive and highly regulated. Competition is intense in all four (4) of our divisions and includes many large and small competitors.

Our competitors include companies that market other hydrogen peroxide-based products, such as Steris Corporation (“Steris”), Bioquell, Inc. (“Bioquell”) currently owned by Ecolab, Inc. (“Ecolab”) and The Clorox Company (“Clorox”), various ultraviolet companies and quad ammonia-chemical companies. We believe our SteraMist® suite of products have a competitive advantage in that they have a quicker and less caustic kill time, provide a six log kill to a wide variety of pathogens and leave no residue or unpleasant odor. However, these competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us.

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

Competitive Advantages

  We believe the SteraMist® technology has many advantages over its competition. Our technology can turn over a space to an end-user far faster than its competition. Our technology requires limited preparation to an area compared to our competitors and does not rely on fans to move throughout a space. Our “.OH” is a small 0.3-3-micron particle that receives a charge and can move around an area like a gas, going above, below, and beyond the hardest to reach areas.

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
No Touch
●
No Wipe, No Rinse
●
Does not include silver ions or peracetic acid.
●
Leaves no residue.
●
Not affected by humidity or temperature.
●
Non-corrosive.
●
Does not damage medical or electronic equipment.
●
By-products converts to humidity.

Research & Development

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2019 and 2018, were approximately $341,000 and $916,000, respectively.

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

Employees

As of March 20, 2020, we have twenty-one (21) full-time executive, operational and administrative employees working within the United States. Most of our sales are conducted by global exclusive distribution agreements or domestically by independent manufacturing representatives.

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

We incurred net losses of approximately $2.3 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively. We may continue to incur net losses for the foreseeable future as we continue to develop our products and seek customers and distribution for our products. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Further, to finance our product development and grow our business, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. We may be unable to raise funds on commercially reasonable terms or at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If we do not obtain additional resources or achieve and sustain profitability, our ability to capitalize on business opportunities will be limited, the growth of our business will be harmed, our business may fail, and investors may lose all of their investment.

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

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the manufacturing of our products and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and more specifically, Beverly Hills, California, where our primary office is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. The extent to which the coronavirus impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, customers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The future progression of the COVID-19 outbreak and its resulting effects on our business, financial condition and results of operations are uncertain and are continuing to be assessed.

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
●
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to manufacture or sell or products;
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

We rely upon third parties to supply us with components for our products. We outsource the manufacturing of our SteraMist® line of equipment to a manufacturing company and use contract manufacturers to build our BIT™-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, which would have a material and adverse effect on our business. Further, any disruption in the manufacturing process could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that alternative production capacity would be available in the event of a disruption, or if it would be available, it could be obtained on favorable terms.

Significant outbreaks of contagious diseases such as COVID-19, and other adverse public health developments, could have a material impact on our business, financial condition and results of operations. As of March 2020, the outbreak of COVID-19 has led to numerous confirmed cases worldwide, including in the Unites States. In addition to those who have been directly affected, millions more have been affected by governmental effortsaround the world to slow the spread of the outbreak. Such measures have had, and are expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide. Although we keep stock of all our product components with long lead times to assist in the event that our supply chain is disrupted, we cannot guarantee that such measures will be sufficient to avoid a disruption to our production capacity due to the current COVID-19 pandemic or similar events that may occur in the future.

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

The decontamination and environmental infectious disease control industry is extremely competitive. The competition includes remediators and disinfection/decontamination companies such as Steris, Bioquell (Eco-lab) and Clorox, various ultraviolet companies and quad ammonia-chemical companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us. We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in the remediation industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

Our success depends upon broad market acceptance of our technology that has not yet been achieved.

Our BIT™ technology is relatively new, having received full Hospital registration for C. diff spores from the EPA in mid-2017. Our sales are dependent upon broad market acceptance of our technology that replaces long-standing failing manual cleaning techniques such as quaternary ammonium compounds and bleach for disinfection, with our no-touch mechanical process. The failure to obtain broad market acceptance inevitably leads to substantially increased lead times for sales, until our prospective customers-particularly in the hospital-healthcare market-are accustomed to the use of newer mechanical technology. The inability to timely meet our sales goals could adversely affect our financial condition and results of operations.

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

Competition for highly skilled personnel is often intense in the United States. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs.

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
●     changes in general economic, political and market conditions in or any of the regions in which we conduct our business, including as a result of the current COVID-19 outbreak and related governmental responses;
● our ability to raise the required capital to fund our business;
● the announcement of new products, services, or technological innovations by us or our competitors;
● changes in our executive leadership;
● quarterly fluctuations of our operating results;
● changes in revenue or earnings; and
● competition.

Moreover, we are listed on the marketplace OTCQB exchange under the symbol of TOMZ. OTCQB replaced the Financial Industry Regulatory Authority (FINRA)-operated OTC Bulletin Board (OTCBB) as the main market for trading OTC securities that report to a U.S. regulator.

 OTCQB is a trading platform, and trading of securities quoted on the OTCQB is often more sporadic than the trading of securities listed on a national securities exchange like The NASDAQ Stock Market or the New York Stock Exchange. Even if we were to seek to list our securities on a national securities exchange, there is no assurance we will be able to do so, and if we do so, many of these same forces and limitations may still impact our trading volumes and market price in the near term. Additionally, the sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock.

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

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that is not listed on a qualified national securities exchange and that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. Historically, shares of our common stock have traded on the OTCQB at a price of less than $5.00 per share and, as a result, our common stock is considered a “penny stock” by the SEC and subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. For any transaction involving a penny stock, unless exempt, Rule 15g-9 under the Exchange Act requires that a broker-dealer must:

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

As of December 31, 2019, we had outstanding options and warrants to purchase an aggregate of 17.9 million shares of our common stock at exercise prices ranging from $0.05 to $2.10 per share. Of these, 620,000 represent shares underlying options with exercise prices ranging from $0.05 to $2.10 per share and 17.2 million represent shares underlying warrants at exercise prices ranging from $0.08 to $1.00 per share. To the extent any holders of options or warrants exercise same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders. Additionally, as a result of our 2017 financing, with a remaining principal balance of $5,000,000 (See Note 8—Convertible Debt), the promissory notes issued are convertible at $0.54 per share into an aggregate of 9,259,250 shares of common stock, if fully converted. As of March 25, 2020, we converted $4,500,000 of the notes into 8,333,333 shares of our common stock and repaid the remaining $500,000 note with cash. As part of the original transaction, we also issued warrants to purchase up to an additional 999,998 shares of common stock at an exercise price of $0.69 per share 799,999 of which have expired.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The innovative facility includes a warehouse, training room, quality control room, qualification laboratory, and upon further installation will house its own custom iHP ™SteraMist® Complete Room System. The new warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory - quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $143,000.

We lease a 300 square foot office and conference space located at 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212. We lease this space for $28,000 annually on a month-to-month tenancy in a professional office building. The property serves as our sales and executive office in the western region of the United States and is used for meetings, sales demonstrations and various administrative functions.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “TOMZ.” The OTCQB replaced the Financial Industry Regulatory Authority (FINRA)-operated OTC Bulletin Board (OTCBB) as the main market for trading OTC securities that report to a U.S. regulator. The market quotations were for OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Shareholders

As of March 24, 2020, there were 771 record holders of our common stock. On March 23, 2020, the last reported sale price of our common stock on the OTCQB was $0.62 per share.

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

None.

Item 6.  SELECTED FINANCIAL DATA

Not Required.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2019 and 2018. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based fog or mist.

TOMI’s SteraMist is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using plasma science invented by the United States Defense Advanced Research Projects Agency (DARPA). TOMI’s EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the fog or mist to affect all surfaces and space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination mechanical clean in the treated area occurs by cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area.

SteraMist® Binary Ionization Technology® allows a facility to have a Hospital-HealthCare EPA registered tool and solution to replace manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. BIT™ is also listed on EPA’s List G, L, K, and M for Norovirus, C. diff, Ebola, and Influenza, respectively.  TOMI maintains this registration in 50 states, Canada, and approximately 22 other countries.

Markets

TOMI’s SteraMist® products are designed to address a panoply of industries using iHP™. Our operations are organized into four main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network (TSN) and Food Safety.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures. In addition, we offer equipment installations, iHP™ Service (routine & emergency), validations and qualifications, and onsite performance maintenance requests - all of which are structured to address the disinfection and decontamination needs of our customers worldwide.

Divisions

Hospital-Healthcare

TOMI’s hospital-healthcare customer list expands with the close of every quarter. TOMI’s SteraMist® Hospital Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit as well as accompanying supplies, has increased interest in our technology for this division. This product is designed to make the terminal cleaning process of patient rooms more efficient than traditional manual cleaning methods. We believe that our SteraMist® Hospital Disinfection Cart will allow our customers within the Hospital-Healthcare industry to address the growing concern regarding the increasing high level of transference of pathogens including multiple drug resistant organisms (MDRO’s) leading to HAI’s from hospital and healthcare related environmental surfaces and equipment to patients and healthcare workers. TOMI’s SteraMist 55-minute terminal clean protocol includes incorporating most stages of a facility’s current cleaning protocol and by just adding SteraMist mechanical clean protocol, allows an average 90-minute manual clean protocol to be reduced to 55-minutes, as confirmed by the Shield Study at UCLA, from beginning to end, including the changing of the bed linens, demonstrating remarkable results in our clients’ facilities from coast to coast.

Life Sciences

TOMI’s SteraMist®. Environment System, iHP™ Decontamination Complete Room, SteraMist® Select Surface Unit, iHP™ implementation to decontamination chambers and cage washers, and our iHP™ Service Division, are designed to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

TOMI Service Network

TSN is our network comprised of outside professionals who are exclusively licensed and trained to use the SteraMist® products. TSN sells, trains and services professional remediation companies in the use of SteraMist®. These companies specialize in mold abatement, water damage (including damage from CAT 1 though 3 water loss) and fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, TSN is comprised of companies throughout the United States and Canada. TSN members use SteraMist® as a standalone service as well as incorporating our products into their existing business models. We derive a continuous revenue stream from our TSN customers through recurring purchases of our BIT™ solution. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements which allows us to expand our network and penetrate existing markets.

Our TSN network continues to grow and currently the total number of TSN company providers to date is one-hundred and three (103) expanding our network membership across 35 U.S. States and two (2) Canadian provinces.  Our service providers, with approximately 160 SteraMist® with BIT™ technology units in the field, allows for rapid deployment for use in the control of a biological outbreak and border security nationally and internationally upon short notice.

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

Business Highlights and Recent Events

Customers:

Globally, we have added fifty-four (54) new customers across all our divisions for the year ended December 31, 2019. This represents a thirteen (13%) percent increase over the calendar year 2018.

Our Hospital-Healthcare division added sixteen (16) new facilities for the year ended December 31, 2019 which represents 167% increase compared to the prior year.

Our Life Sciences customer base showed continued growth with the addition of twenty-six (26) new customers for the year ended December 31, 2019. This represents a 13% increase compared to the prior year.

Our Food Safety division added three (3) new Food Safety customers for the year ended December 31, 2019, an increase of 100% compared to the prior year.

Revenues:

For the year ended December 31, 2019, we had record annual revenue since our inception. Our total revenues for the years ended December 31, 2019 and 2018 was approximately $6,347,000 and $5,585,000, respectively, representing an increase of $762,000, or 14% compared to the prior year.

SteraMist product-based revenues for the years ended December 31, 2019 and 2018, were approximately $4,999,000 and $4,652,000, representing an increase of $347,000 or 7% when compared to the prior year. The growth is attributable to an increase in our mobile equipment orders and higher solution sales in 2019.

Our service-based revenue achieved a record level representing another milestone for the year ended December 31, 2019. Our service-based revenue for the years ended December 31, 2019 and 2018 were $1,348,000 and $933,000, respectively, representing an increase of $415,000 or 44% when compared to the prior year. The increase in our service-based revenue was due to increased service engagements for the year ended December 31, 2019 when compared to the prior year.

In 2019, our domestic revenue for the years ended December 31, 2019 and 2018 was $5,002,000 and $4,197,000, respectively, an increase of $805,000, or 19% when compared to the prior year. The increase was due to increased demand for our equipment, solution and services.

Our Hospital-Healthcare revenues grew by 120% for the year ended December 31, 2019 when compared to the prior year. The growth was attributable to the increase in the number of facilities added during the year. We anticipate continued growth moving into 2020.

Our Life Sciences revenue experienced continued growth 4% for the year ended December 31, 2019 when compared to the prior year. The 4% growth reflects a non-recurring custom built-in unit of approximately $600,000 in the third quarter of 2018. Year over year, we experienced increased solution and mobile equipment orders.

Significant Contracts:

In January 2019, TOMI and Arkema Inc. a global leader in the hydrogen peroxide industry entered into an exclusive global co-marketing and supply agreement. The agreement provides that the parties will develop the market for TOMI’s technology using our SteraMist brand of products for food safety applications, improving the speed and effectiveness of disinfection solutions to the industry.

In April 2019, we entered into an exclusive distribution agreement with an Israeli company, Cleancor Technologies Ltd. (“Cleancor”), an advanced solution company for the industrial cleaning and repair of water and fire damages. Cleancor has already diversified and started a subsidiary named Clean-Bit Environmental Solutions and has begun implementing marketing strategies resulting in a robust pipeline in the health care, food industry, defense, and medical cannabis verticals.

In May 2019, we received a order for mobile equipment of over $400,000 for the Kansas Department of Health in the United States.

In July 2019, we announced the implementation of SteraMist® iHP™ Plasma Decontamination Chamber at the University of Houston and a partnership with Lynx Product Group.

In December 2019, we shipped our seventh (7th) SteraMist® custom engineered system. This is the second permanent room system for installation into our United Kingdom based customer’s facility.

Service Projects:

In September 2019, we were engaged by Los Angeles County – USC (LAC + USC) Medical Center to remediate Aspergillus mold that had appeared within a critical sterilization area of the facility.

In August 2019, we were awarded a service project with a niche pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals as well as animal and consumer health products with a focus on injectables. The iHP™ Service team treated the 170,000 cubic foot space, including classified and non-classified areas. We were engaged again in the fourth quarter by the same niche pharmaceutical company to perform a similar treatment.

Events:

 We exhibited at the annual conference of the Association of Professionals in Infection Control (APIC) with our new booth creating the largest presence we have had at a tradeshow. The SteraMist® Hospital Cart was on display as well as multiple educational presentations to infection preventionists. The show provided many valuable leads and our new exhibit received considerable praise. This presence added two new hospital clients in the third quarter and four in the fourth quarter.

We exhibited at our first veterinary conference, bringing on our first animal hospital customer in the third quarter, demonstrating the versatility and ever-expanding verticals SteraMist® disinfection technology may be implemented in.

We exhibited at the 70th annual American Association for Laboratory Animal Science (AALAS) National Meeting in Denver Colorado.

To increase our presence in the Food Safety industry, we exhibited at the Fruit Attraction 2019, an international trade show that focuses on the fruit and vegetable industry.

In November 2019, we exhibited at International Sanitary Supply Association (ISSA) North America expo in Las Vegas Nevada.

Subsequent Events:

SARS CoV-2 coronavirus. On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries. The outbreak has increased the demand for TOMI products and services. We have been working relentlessly with organizations to address the concerns and provide solutions for disinfecting and decontamination of the SARS CoV-2 coronavirus. The financial statements included in this Annual Report do not reflect any of the Company’s SARS CoV-2 coronavirus related sales and services revenue that occurred since the pandemic outbreak in 2020 and which will be reported in the ensuing quarterly report.

Following are the significant events during the first quarter 2020:

●
January 29, 2020 – TOMI SteraMist® prepared to deploy to fight SARS CoV-2 coronavirus.
●
February 4, 2020 - TOMI Receives China CDC Registration Making SteraMist® the Disinfection Industry Standard in China
●
February 27, 2020 - SteraMist® Takes the Fight to the SARS CoV-2 coronavirus. Worldwide - China, Hong Kong, Thailand, Singapore, Israel and the United Kingdom
●
March 2, 2020 - SteraMist® Declared Official Decontamination Technology of Seoul City Metropolitan Transit Systems
●
March 10, 2020 - SteraMist® is Mobilized to Aid in the Control SARS-CoV-2 coronavirus in Daegu-Kyungbuk Province, South Korea
●
March 11, 2020 - SteraMist® is Prepared to Fight SARS-CoV-2 coronavirus in Thailand
●
March 16, 2020 - SteraMist® Deployed to Fight SARS-CoV-2 coronavirus in United States
●
March 18, 2020 – SteraMist® has qualified to meet the EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides with the SteraMist® Environment System for room fogging/misting against SARS-CoV-2 coronavirus, the novel coronavirus that causes COVID-19.

During the first quarter of 2020, we have experienced the following:

●
Sold substantially all of our inventory, with a backlog and demand for 91 additional units,
●
New equipment orders require a 50% deposit,
●
Increased demand on solution re-orders as disinfecting and decontamination procedures have increased exponentially across the world,
●
Service revenue exploded as the outbreak spread and demand for disinfecting and decontamination services increased,
●
Exclusivity in TSN was revoked as demand surged and new providers requested equipment, solution and training to provide disinfecting and decontamination services,
●
New channels were opened as decontamination and disinfecting processes are updated and implemented, including but not limited to, fire departments, morgues, FAA, police departments, county and state health departments, cruise ships, infectious disease research facilities, military and ambulances,
●
Convertible notes with a principal balance of $4,500,000 were converted into 8,333,333 shares of our common stock at a conversion price of $0.54 per share, the remaining outstanding balance of $500,000 was repaid.
●
Staffing – increased demand has severely taxed our existing team and resources to meet the current demands resulting in hiring and onboarding additional employees.

Certifications:

During 2019, we added compounding pharmacy customers, which are FDA 503B outsourcing facilities that meets all rigorous national standards with quality sterile products. The FDA created this new designation of compounding pharmacy to establish a new level of patient care and safety, and these facilities must comply with strict cGMP (current good manufacturing practices) guidelines, which is the same standards that pharmaceutical manufacturers follow. We have continued to add new pharmacy customers in the third quarter of 2019. With the addition of the two new pharmacy customers in the third quarter of 2019 we now have four compounding pharmacy customers.

During 2019, we were audited by Pfizer Global Supply Manufacturing and Supplier Quality Assessments and were reported to be “Acceptable”, allowing us to continue expanding SteraMist® implementation into Pfizer facilities. Our management has further focused and allocated resources towards expanding quality control procedures and protocols based on recommendations received during the audit. Pfizer approved a press release of how SteraMist is being used in multiple facilities across the United States as a result of passing the Pfizer Global Supply Agreement Audit. In the third quarter, we fulfilled new orders and finalized a new piece of custom commercial research laboratory equipment for Pfizer utilizing our BIT™ technology platform.

Research Studies

We continue to participate in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. The University of Michigan, a recognized teaching university hospital, joined the California hospitals in this Shield Study in the fourth quarter, allowing for additional collection of data to validate the value of SteraMist® technology in hospitals.

At the annual meeting of the American Association for Laboratory Animal Science (“AALAS”) this October in Denver, the University of Iowa and Iowa State University presented a study about our technology and the effect of iHP™ on pinworms members of the University of Iowa and Iowa State University were available in the poster section of the conference and answered questions from the many AALAS members about our excellent results. A published paper will be shortly released in a major scientific journal.

The United States Department of Agriculture (USDA) submitted another paper for publication titled “Cold Plasma Enhances the Efficacy of ionized Hydrogen Peroxide in Reducing Populations of Salmonella Typhimurium and Listeria innocua on Grape Tomatoes, Apples, Cantaloupe and Romaine Lettuce” In July 2019, the author presented the paper, and a poster was shown at the International Association of Food Protection (IAFP). This was a successful introduction of SteraMist® to this audience and many are interested in further testing and research of the technology. The poster and presentation focused on the urgent need of a decontamination technology, such as SteraMist® to enhance microbial safety of fresh produce. Greater reductions were documented when ionized hydrogen peroxide was passed through the plasma arc and greater than 5 log reductions of Salmonella were achieved. We are looking forward to the publication of this paper in a recognized international food safety journal.

Product Development

We have added three new products to our growing line of products:

●
 A single applicator build-in unit for decontamination chambers and cage washers, which was recently successfully validated at the University of Houston.

●
A decontamination cart for a Pfizer facility. We will be designing and engineering a second SteraMist® mobile decontamination cart for this same facility by the second quarter of 2020.

●
A stainless-steel mobile 90-degree applicator and the answer to the mobile treatment and decontamination of BSC cabinets and isolators. The 90 degree applicator product has led to a partnership with a large design and manufacturing company of washing and contamination control systems, and we plan on installing an all-in-one disinfection solution to Gnotobiotic Housings with our partner.

During 2019, we continued our focus on improving our SteraMist® Environment System and the development of a proprietary software that will be integrated into the next generation of SteraMist® equipment, both mobile and permanent. The new software will improve communication between our equipment and the end user’s system, provide improved reporting results and simplify the overall usage of the system itself. During the first quarter of 2019, we reached feasibility with the software being developed. We are in the final testing and validation phase of the new Environment System prototype, expecting to begin commercialization in 2020.

We are in the design phase with our partner Arkema and their client (a global food storage and safety company) on an engineered concept for the decontamination of large industrial food warehouse facilities. The concept is a six (6) applicator fully automated fogging system permanently mounted on a hydraulic lift that is capable of coverage in high-volume spaces. We are in early phases of the project and don’t have an expected commercialization date.

Registrations & Intellectual Property (IP):

In January 2019, TOMI received a no objection letter from Canada, amending its BIT™ Solution registration to include Salmonella and Norovirus. Our Canadian label now holds similar efficacy claims with our U.S. EPA label.

In February 2019, we added our Canadian label to the Organic Materials Review Institute (“OMRI”) certifying that our product meets the Canadian organic standards. On May 15, 2019, our BIT™ solution disinfectant was listed and certified with the OMRI in compliance with the USDA National Organic Program. Thus, our product is now listed as an OMRI Listed© product and appears on the OMRI Products List© and the OMRI Canada Products List©.

We have been actively pursuing registration in mainland China. We successfully passed the Chinese Center for Disease Control and Prevention (“Chinese CDC”) requirements for registration. In addition, we have strengthened our intellectual property in the region, submitting trademarks and patent registrations. We successfully passed all eighteen (18) testing measures required, including many microbiological tests. All of the toxicity studies demonstrated that our BIT™ fog was classified as a non-toxic substance. In the second quarter of 2019, we were made aware of the final materials needed for the dossier that is required by the Chinese CDC for registration of our product. The finalization of our dossier was submitted in the third quarter of 2019, which included the successful shipping and custom clearance to the region, and all the necessary custom declaration forms have been certified. The pre-CDC approval has been commented on by the Chinese CDC. After a three (3) year-long submission process, in January 2020, we received confirmation that two (2) separate registrations - SteraMist® equipment registration and BIT™ solution registration - has been officially approved and registered with the China CDC.

Our 90-degree surface mounted applicator device was allowed and published in the Philippines. We have submitted this design patent in multiple countries and expect the others to follow shortly in publication. This additional design patent compliments our design patents portfolio, including our permanent modular applicator, decontamination cart, and our two decontamination chambers.

In August and September 2019, we published and filed two new utility patents. These utility patents were originally filed in 2017 and 2018. The published patents included both the system claims (US15/858,446) and the method claims (US16/127,915) and were published with the USPTO in the third quarter of 2019.

In November 2019, we registered two new design patents entitled “Surface Mounted Applicator Device” in Europe and Japan.

Financial Operations Overview

Our financial position as of December 31, 2019 and 2018, respectively, was as follows:

	December 31, 2019	December 31, 2018
Total shareholders’ equity	$890,000	$2,995,000
Cash and cash equivalents	$897,000	$2,005,000
Accounts receivable, net	$1,495,000	$2,146,000
Inventories, net	$2,315,000	$2,682,000
Prepaid expenses	$188,000	$302,000
Deposits	$141,000	$109,000
Current liabilities (excluding convertible notes)	$1,302,000	$1,700,000
Convertible notes payable, net	$5,000,000	$4,982,000
Long-term liabilities (excluding convertible notes)	$1,034,000	$402,000
Working Capital (excluding convertible notes)	$3,734,000	$5,544,000
Working Capital (including convertible notes)	$(1,266,000)	$5,544,000

During the year ended December 31, 2019, our debt and liquidity positions were affected by the following:

●
Net cash used in operations of approximately $814,000.
●
Costs incurred to develop software of approximately $126,000.
●
Costs incurred related to new utility patents of approximately $22,000.
●
Purchase of property and equipment of approximately $146,000.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenue, Net	$6,347,000	$5,585,000
Gross Profit	$3,914,000	$3,117,000
Total Operating Expenses (1)	$5,997,000	$6,188,000
Loss from Operations	$(2,083,000)	$(3,070,000)
Total Other Income (Expense)	$(214,000)	$(160,000)
Net Loss	$(2,298,000)	$(3,230,000)
Basic (loss) per share	$(0.02)	$(0.03)
Diluted (loss) per share	$(0.02)	$(0.03)

(1)
Includes approximately $114,000 and $77,000 in non-cash equity compensation expense for the years ended December 31, 2019 and 2018, respectively.

Sales

During the years ended December 31, 2019 and 2018, we had net revenue of approximately $6,347,000 and $5,585,000, respectively, representing an increase in revenue of approximately $762,000 or 14%. The increase in sales in the current year period was attributable to large equipment orders from new customers, and steady repeat solution orders from our existing customer base.

Our products are early in the product and customer adoption cycle. We continue to see strong reorders for solution from our existing customers. The purchase of additional equipment is at a slower pace due to the assessment and integration of our technology into our customers’ on-going operations. Our new customer pipeline is very strong. As customers mature through the product and adoption cycle and our sales pipeline converts to sale wins, we expect to have more predictable sales quarter over quarter.

Net Revenue

Product and Service Revenue

	For the year ended December 31,
	2019	2018
SteraMist® Product	$4,999,000	$4,652,000
Service and Training	1,348,000	933,000
Total	$6,347,000	$5,585,000

Revenue by Geographic Region

	For the year ended December 31,
	2019	2018
United States	$5,002,000	$4,197,000
International	1,345,000	1,388,000
Total	$6,347,000	$5,585,000

Cost of Sales

During the years ended December 31, 2019 and 2018, our cost of sales were approximately $2,433,000 and $2,467,000, respectively, representing a decrease of approximately $34,000 or 1%. The primary reason for the decrease in cost of sales is attributable to the product mix in the current year period as compared to the prior year period and our inventory reserve that was recorded in the fourth quarter of 2018. Our gross profit margins as a percentage of sales for the years ended December 31, 2019 and 2018 was 61.7% and 55.8%, respectively. The increase in 2019 as compared to the prior period was a result of the customer and product mix in sales and our inventory reserve established in 2018

Professional Fees

Professional fees for the year ended December 31, 2019 were approximately $364,000, as compared to $330,000 for the prior year, representing an increase of approximately $34,000, or 10%. Professional fees are comprised of legal, accounting and financial consulting fees. The primary reason for the increase is attributable to legal fees incurred in connection with filing and maintenance of our trademarks and utility patents on a domestic and international basis.

Depreciation and Amortization

Depreciation and amortization were approximately $716,000 and $635,000 for the years ended December 31, 2019 and 2018, respectively, representing an increase of $81,000, or 13%. The increase in depreciation expense is attributable to additional property, equipment and leasehold improvements.

Selling Expenses

Selling expenses for the year ended December 31, 2019 were approximately $1,655,000, as compared to $1,360,000 for the year ended December 31, 2018, representing an increase of approximately $295,000 or 22%. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. During the first half of 2019, we contracted with various national sales groups. Our selling expenses increased in the current period as a result of the following:

–
Higher salaries due to increases in headcount in our sales department.
–
Onboarding and training of new sales independent sales representatives.
–
Commissions impact due to the plan implemented with the national sales groups as well as the product mix for the existing teams.
–
Increased tradeshow expenses for the year ended December 31, 2019 compared to the same prior year period.
–
The acquisition of a new high-tech 30x40 tradeshow booth
–
Continual efforts in advertising within targeted publications, Google search engine optimized campaigns, and organic brand awareness.
–
Continued investment in our Social Media presence across all platforms.

Selling expenses represent selling salaries and wages, trade show fees, commissions, advertising and marketing expenses.

Research and Development

Research and development expenses for the year ended December 31, 2019 were approximately $341,000, as compared to $916,000 for the year ended December 31, 2018, representing a decrease of approximately $575,000, or 63%. The primary reason for the decrease is attributable to the timing of costs related to testing and studies that occurred in the same prior period.

Equity Compensation Expense

Equity compensation expense for the year ended December 31, 2019 was approximately $114,000, as compared to $77,000 for the year ended December 31, 2018, representing a increase of approximately $37,000 or 48%. The increase in equity compensation expense relates to the timing of certain issuances that occurred in the prior period. Equity compensation expense is incurred upon the issuance of warrants and stock options. On the date of a grant, we determine the fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of the award is calculated using the Black-Scholes Method option-pricing model.

Consulting Fees

Consulting fees for the year ended December 31, 2019 were approximately $127,000, as compared to $141,000 for the year ended December 31, 2018, representing a decrease of approximately $14,000, or 10%.

General and Administrative Expense

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs. General and administrative expense was approximately $2,681,000 and $2,729,000 for the years ended December 31, 2019 and 2018, respectively, representing a decrease of approximately $48,000 or 2%.

Other Income and Expense

Gain on redemption of convertible note was $150,000 for the year ended December 31, 2018.

Amortization of debt discount was approximately $18,000 and $38,000 during the years ended December 31, 2019 and 2018, respectively. Amortization of debt discount consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Induced conversion costs of approximately $57,000 for the year ended December 31,2018 were incurred in connection with the conversion of $700,000 convertible note payable.

Interest income for the years ended December 31, 2019 and 2018 was approximately $3,000 and $7,000, respectively.

Interest expense for the years ended December 31, 2019 and 2018 was approximately $200,000 and $222,000 respectively. Interest expense for the years ended December 31, 2019 and 2018 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017.

Net Loss

Net loss for the years ended December 31, 2019 and 2018 was approximately ($2,298,000) and ($3,230,000), respectively. Net loss per common share, basic and diluted, for the years ended December 31, 2019 and 2018 was ($0.02) and ($0.03), respectively. The primary reasons for the decreased net loss can be attributed to the changes in the items when comparing 2019 to 2018:

●
Higher revenue and gross profit of approximately $763,000 and $796,000, respectively;
●
Lower operating expenses of approximately $191,000, offset by
●
Higher other expense of approximately $54,000

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of approximately $897,000. Our working capital before consideration of the convertible notes payable of $5,000,000 was $3,734,000. Working capital after consideration of the convertible notes payable was ($1,266,000). Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March and May 2017, we raised gross proceeds of $6,000,000 through a private placement of the Notes. We issued the Notes in two tranches of $5,300,000 and $700,000, respectively, which originally were scheduled to mature on August 31, 2018 and November 8, 2018, respectively, unless earlier redeemed, repurchased or converted.

In 2018, a portion of the Notes aggregating $1,000,000 principal were either converted to equity or paid.

On March 30, 2019, the remaining holders of the Notes agreed to extend the maturity dates of their Notes with an aggregate principal amount of $5,000,000 to April 3, 2020. As of March 30, 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,333 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid. The conversion and repayment of the notes mitigates any going concern uncertainties.

For the years ended December 31, 2019 and 2018, we incurred losses from operations of approximately $2,083,000 and $3,070,000, respectively.  The cash used in operations was approximately $814,000 and $1,767,000 for the years ended December 31, 2019 and 2018, respectively.

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
●
Expansion of international distributors; and
●
Continued growth of TSN, our new Forensic Restoration FRST sub-division and new growth in the food safety market which includes using SteraMist® for increasing the storage time of pre- and post-harvest produce and increasing transportation shelf life by installing SteraMist® in semitrucks and ships that are transporting food.

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

Operating Activities

Cash used in operating activities for the years ended December 31, 2019 and 2018 was approximately $814,000 and $1,767,000, respectively. Cash used in operating activities decreased in 2019 approximately $953,000 compared to the prior year period primarily as a result of the collection of accounts receivable and the decline in inventory.

Investing Activities

Cash used in investing activities for the years ended December 31, 2019 and 2018 was approximately $293,000 and $628,000, respectively. Cash used in investing activities decreased $335,000 compared to the prior year period primarily due to equipment, furniture and leasehold improvements acquired in connection with our new facility in the prior year period.

Financing Activities

Cash used in financing activities for the year ended December 31, 2019 was $0.

Cash used in financing activities for the year ended December 31, 2018 consisted of the $150,000 paid in connection with the redemption of convertible notes payable with a principal balance of $300,000.

Financing Activities

Subsequent liquidity events:

As of March 30, 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,333 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid. The conversion and repayment of the notes mitigates any going concern uncertainties.

SARS CoV-2 coronavirus. On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries. The outbreak has increased the demand for TOMI products and services. We have been working relentlessly with organizations to address the concerns and provide solutions for disinfecting and decontamination of the virus. The financial statements included in this Annual Report do not reflect any of the Company’s SARS CoV-2 coronavirus related sales and services revenue that occurred since the pandemic outbreak in 2020 and which will be reported in the ensuing quarterly report.

During the first quarter of 2020, we have experienced the following:

●
Sold substantially all of our inventory, with a backlog and demand for 91 additional units,
●
New equipment orders require a 50% deposit,
●
Increased demand on solution re-orders as disinfecting and decontamination procedures have increased exponentially across the world,
●
Service revenue exploded as the outbreak spread and demand for disinfecting and decontamination services increased,
●
Exclusivity in TSN was revoked as demand surged and new providers requested equipment, solution and training to provide disinfecting and decontamination services,
●
New channels were opened as decontamination and disinfecting processes are updated and implemented, including but not limited to, fire departments, morgues, FAA, police departments, county and state health departments, cruise ships, infectious disease research facilities, military and ambulances,
●
Convertible notes with a principal balance of $4,500,000 were converted into 8,333,333 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid.
●
Staffing – increased demand has severely taxed our existing team and resources to meet the current demands resulting in hiring and onboarding additional employees.

The changes to our business during the first quarter of 2020 have significantly changed our working capital outlook. The increase for the demand of our products and services is generating increased revenue and cashflow along with the conversion of $4.5 million of our debt during 2020 will have a large impact on our working capital. The increases are offset with the cash required to engage our supply chain and order inventory. We anticipate the increase in demand for our product and services will continue throughout 2020 and will have a positive impact on our working capital.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

The Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

Title and risk of loss generally pass to our customers upon shipment. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Revenues are reported net of sales taxes collected from Customers.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Net Revenue

Product and Service Revenue

	For the year ended December 31,
	2019	2018
SteraMist® Product	$4,999,000	$4,652,000
Service and Training	1,348,000	933,000
Total	$6,347,000	$5,585,000

Revenue by Geographic Region

	For the year ended December 31,
	2019	2018
United States	$5,002,000	$4,197,000
International	1,345,000	1,388,000
Total	$6,347,000	$5,585,000

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

Contract Balances

As of December 31, 2019, and December 31, 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our consolidated balance sheet as of December 31, 2019.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2019 and 2018.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 15, 2020 are presented below.

Name	Age	Position
Halden S. Shane	75	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	40	Chief Operating Officer
Nick Jennings	44	Chief Financial Officer
Harold W. Paul	71	Director, Secretary
Walter C. Johnsen	69	Director
Kelly J. Anderson	52	Director
Lim Boh Soon	64	Director

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

Dr. Lim Boh Soon: Dr. Lim has been one of our directors since January 2018. Dr. Lim has more than 25 years of experience in the banking and finance industry. For more than the past five years, he has been and continues to be a fellow of the Singapore Institute of Directors, and is currently an independent non-executive director on the board of two publicly-listed companies on the Singapore Stock Exchange – since October 2015, he has been a director of Jumbo Group Limited. In addition, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2019 and 2018, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)	All Other Compensation ($)	Total ($)

Halden S. Shane	2019	360,000	—	—	89,654(2)	—	449,654
Chairman and CEO (2)	2018	360,000	40,000(7)	—	17,932(3)	—	417,932

Elissa J. Shane (4)	2019	200,000	7,500(7)	—	23,595(4)	9,000(4)	240,095
COO	2018	200,000	20,000(7)	—	36,474(5)	9,000(4)	265,474

Nick Jennings (6)	2019	155,000	5,000(7)	—	4,483(6)	—	164,483
CFO	2018	155,000	10,000(7)	—	—	—	165,000

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

(2)
During the year ended December 31, 2019, we issued Dr. Shane five-year warrant to purchase an aggregate of 1,000,000 shares of common stock as executive compensation. The exercise price of the warrant was $0.10 per share, based on the three-day trailing VWAP on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $90,000, with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants was $0.09. We recognized equity-based compensation to Dr. Shane of approximately $90,000 on the warrants during the year ended December 31, 2019 pursuant to an employment agreement. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.

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

(4)
During the year ended December 31, 2019, we accrued the value of Ms. Shane's options to purchase an aggregate of 250,000 shares of common stock as executive compensation. The exercise price of the option was $0.10 and $0.12 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Ms. Shane was approximately $24,000, with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.09 and $0.10. We recognized equity-based compensation to Ms. Shane of approximately $24,000 on the options during the year ended December 31, 2019. The other compensation in the amount of $9,000 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

(5)
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

(6)
During the year ended December 31, 2019, we issued Mr. Jennings options to purchase an aggregate of 50,000 shares of common stock as executive compensation. The exercise price of the option was $0.10 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Mr. Jennings was approximately $4,000, with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.09. We recognized equity-based compensation to Mr. Jennings of approximately $4,000 on the options during the year ended December 31, 2019. Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.

(7)
In December 2018, the compensation committee approved cash bonuses to the CEO, COO and CFO which were paid in 2019.
In December 2019, the compensation committee approved cash bonuses to the COO and CFO which were paid in 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth certain information with respect to outstanding warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Warrants/Options Exercisable (#)	Number of Securities Underlying Unexercised Warrants/Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiration Date
Halden S. Shane	2,000,000(1)	—	—	$0.30	2/11/2020-2/11/2021
	250,000(2)	—	—	$0.50	3/31/2021
	250,000(3)	—	—	$0.42	6/30/2021
	250,000(4)	—	—	$0.32	9/30/2021
	250,000(5)	—	—	$0.27	12/30/2021
	250,000(8)	—	—	$0.10	7/17/2022
	3,500,000(9)	—	—	$0.12	12/22/2022
	250,000(11)	—	—	$0.08	11/19/2023
	1,000,000(12)	—	—	$0.10	1/26/2024
Elissa J. Shane	100,000(10)	—	—	$0.12	1/5/2023
Nick Jennings	200,000(6)	—	—	$0.30	10/1/2020-10/1/2021
	100,000(7)	—	—	$0.55	1/26/2021

(1)
Warrants vested in increments of 1,000,000 on 2/11/2015 and 2/11/2016 and have a term of 5 years
(2)
Warrants vested on 3/31/2016 and have a term of 5 years
(3)
Warrants vested on 6/30/2016 and have a term of 5 years
(4)
Warrants vested on 9/30/2016 and have a term of 5 years
(5)
Warrants vested on 12/30/2016 and have a term of 5 years
(6)
Warrants vested in increments of 100,000 on 10/1/2015 and 10/1/2016 and have a term of 5 years
(7)
Warrants vested on 1/26/2016 and have a term of 5 years
(8)
Warrants vested on 7/17/2017 and have a term of 5 years
(9)
Warrants vested on 12/22/2017 and have a term of 5 years
(10)
Options vested on 1/5/2018 and have a term of 5 years
(11)
Warrants vested on 11/19/2018 and have a term of 5 years
(12)
Warrants vested on 1/26/2019 and have a term of 5 years

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

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Harold W. Paul (1)	40,000	11,000	—	72,000	123,000
Walter Johnsen (2)	40,000	11,000	—	—	51,000
Kelly Anderson (3)	45,000	11,000	—	—	56,000
Lim Boh Soon (4)	40,000	11,000	—	—	51,000

(1)
Mr. Paul also received $72,000 in cash compensation in exchange for legal services rendered during 2019. In January 2019, we issued Mr. Paul 100,000 shares of common stock that were valued at $11,000.

(2)
Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2019, we issued Mr. Johnsen 100,000 shares of common stock that were valued at $11,000.

(3)
Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Our agreement with Ms. Anderson provides for an annual fee in the amount of $45,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2019, we issued Ms. Anderson 100,000 shares of common stock that were valued at $11,000.

(4)
Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years and until a successor is elected, or resignation or removal. Our agreement with Mr. Lim provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2019, we issued Mr. Lim 100,000 shares of common stock that were valued at $11,000.

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

The following table provides information as of December 31, 2019 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	620,000(1)	$0.32	3,480,000
Equity compensation plans not approved by security holders	11,625,000(2)	$0.40	—
Total	12,245,000	$0.36	—

(1)	Prior to August 25, 2015, we granted awards under the 2008 Plan.
(2)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.
(3)	On July 7, 2017, the 2016 Plan received shareholder approval, which permits the grant up to 5,000,000 shares of common stock

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 24, 2020 for:

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

Applicable percentage ownership is based on 133, 517,083 shares of common stock and 510,000 shares of Series A preferred stock outstanding at March 24, 2020. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 24, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock
	Shares	% of Class	Shares	% of Class	% of Total VotingPower(1)
Named Executive Officers and Directors:
Halden S. Shane, CEO and Chairman of the Board	28,595,048(2)	20. 0%	510,000	100%	20.3%
Elissa J. Shane, Chief Operating Officer	2,491,310(3)	1.7%			1.7%
Nick Jennings, Chief Financial Officer	462,145(4)	*	—	—	*
Harold W. Paul, Secretary, Director	1,559,774(5)	1.1%	—	—	1.1%
Walter Johnsen, Director	350,000(6)	*	—	—	*
Kelly Anderson, Director	350,000(7)	*	—	—	*
Lim Boh Soon, Director	790,190(8)	*	—	—	*
All current directors and executive officers as a group (7 persons)	34,598,467(9)	24. 2%	510,000	100%	24.5%

5% Beneficial Owners:
Lau Sok Huy	17,361,111(10)	13.0%	—	—	13.0%
Ah Kee Wee	11,666,669(11)	8.7%	—	—	8.7%

* Denotes ownership of less than 1%

(1)
Percentage of total voting power represents voting power with respect to all shares of our common stock and Series A preferred stock, as a single class. The holders of common stock and Series A preferred stock are each entitled to one vote per share.

(2)
Consists of (i) 18,845,048 shares of common stock held of record by Dr. Shane, (ii) 1,500,000 shares of common stock held of record by the Shane Family Trust, (iii) 1,000,000 shares of common stock held of record by Belinha Shane and (iv) 8,250,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Dr. Shane that are exercisable within 60 days of March 24, 2020. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(3)
Consists of (i) 1,891,310 shares of common stock held of record by Ms. Shane and (ii) 600,000 shares of common stock issuable upon the exercise of options to purchase common stock held by Ms. Shane that are exercisable within 60 days of March 24, 2020.

(4)
Consists of (i) 112,145 shares of common stock held of record by Mr. Jennings and (ii) 350,000 shares of common stock issuable upon the exercise of warrants and options to purchase common stock held by Mr. Jennings that are exercisable within 60 days of March 24, 2020.

(5)
Consists of (i) 1,514,774 shares of common stock held of record by Mr. Paul and (ii) 45,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 24, 2020.

(6)
Consists of (i) 325,000 shares of common stock held of record by Mr. Johnsen and (ii) 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 24, 2020.

(7)
Consists of (i) 325,000 shares of common stock held of record by Ms. Anderson and (ii) 25,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 24, 2020.

(8)	Consists of 790,190 shares of common stock held of record by Dr. Lim.
(9)
Consists of (i) 25,303,467 shares of common stock, (ii) 8,550,000 shares of common stock issuable upon the exercise of warrants to purchase common stock and (iii) 745,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 24, 2020.

(10)	Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.
(11)
Based on information reported by Mr. Wee to the Company. Consists of (i) 8,666,669 shares of common stock and (ii) 3,000,000 shares of common stock issuable upon the exercise of warrants to purchase common stock held by Mr. Wee that are exercisable within 60 days of March 24, 2020.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C, during the 2019 and 2018 fiscal years:

	For the Fiscal Years Ended December 31,
	2019	2018
Audit Fees (1)	$122,000	$108,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$122,000	$108,000

(1)
Audit Fees- Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.
(2)
Audit-Related Fees- Audit-related fees represent professional services rendered for assurance and related services by Wolinetz, Lafazan & Company, P.C. that were reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.
(3)
Tax Fees- Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.
(4)
All Other Fees- All other fees represent fees billed for products and services provided by Wolinetz, Lafazan & Company, P.C other than the services reported for the other categories.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: March 30, 2020	By:	/s/ Halden S. Shane
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

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Halden S. Shane

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
Nick Jennings

/s/ HAROLD W. PAUL	Director	March 30, 2020
Harold W. Paul

/s/ WALTER C. JOHNSEN	Director	March 30, 2020
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	March 30, 2020
Kelly J. Anderson

/s/ LIM BOH SOON	Director	March 30, 2020
Lim Boh Soon

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	10/24/11	3.1(a)
3.3	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.4	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
10.1+	2016 Equity Incentive Plan, as adopted by the Registrant’s Board of Directors on January 29, 2016	10-Q	000-09908	5/16/16	10.6
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Employment Agreement, dated February 8, 2016, by and between the Registrant and Robert Wotczak	10-Q	000-09908	5/16/16	10.2
10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3
10.5+	Offer Letter, dated September 2, 2015, by and between the Registrant and Norris Gearhart	10-Q	000-09908	5/16/16	10.4
10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.8+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/18/18	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/07	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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
						X
32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Indicates a management contract or compensatory plan.
#
The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of
TOMI Environmental Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
Rockville Centre, New York
March 30, 2020

  TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	December 31, 2019	December 31, 2018
Cash and Cash Equivalents	$897,223	$2,004,938
Accounts Receivable - net	1,494,658	2,145,622
Inventories (Note 3)	2,315,214	2,682,014
Deposits	141,052	109,441
Prepaid Expenses	187,664	301,797
Total Current Assets	5,035,811	7,243,812

Property and Equipment – net (Note 4)	1,367,864	1,588,591

Other Assets:
Intangible Assets – net (Note 5)	939,010	1,235,816
Operating Lease - Right of Use Asset (Note - 6)	674,471	-
Capitalized Software Development Costs - net (Note 7)	94,278	-
Other Assets	114,033	11,395
Total Other Assets	1,821,792	1,247,211
Total Assets	$8,225,467	$10,079,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$713,222	$1,133,649
Accrued Expenses and Other Current Liabilities (Note 13)	450,112	415,199
Accrued Officers Compensation	-	70,000
Accrued Interest (Note 8)	66,667	66,667
Customer Deposits	-	1,486
Current Portion of Long-Term Operating Lease	71,510	-
Deferred Rent	-	13,215
Convertible Notes Payable, net of discount of $0
at December 31, 2019 (Note 8)	5,000,000	-
Total Current Liabilities	6,301,511	1,700,216

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 6)	1,034,413	-
Deferred Rent and Tenant Improvement Allowances	-	401,734
Convertible Notes Payable, net of discount of $17,534 at
December 31, 2018 (Note 8)	-	4,982,466
Total Long-Term Liabilities	1,034,413	5,384,200
Total Liabilities	7,335,924	7,084,416

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at December 31, 2019 and December 31, 2018	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock; par value $0.01 per share, 250,000,000 and 200,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively;
124,700,418 and 124,290,418 shares issued and outstanding
at December 31, 2019 and December 31, 2018, respectively.	1,247,004	1,242,904
Additional Paid-In Capital	43,136,683	42,948,705
Accumulated Deficit	(43,499,244)	(41,201,511)
Total Shareholders’ Equity	889,543	2,995,198
Total Liabilities and Shareholders’ Equity	$8,225,467	$10,079,614

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

Sales, net	$6,347,160	$5,584,612
Cost of Sales	2,433,243	2,467,114
Gross Profit	3,913,917	3,117,498

Operating Expenses:
Professional Fees	363,789	329,674
Depreciation and Amortization	716,165	634,671
Selling Expenses	1,654,564	1,360,430
Research and Development	340,582	916,003
Equity Compensation Expense (Note 9)	114,222	77,242
Consulting Fees	126,693	140,858
General and Administrative	2,681,146	2,728,840
Total Operating Expenses	5,997,161	6,187,718
Loss from Operations	(2,083,244)	(3,070,220)

Other Income (Expense):
Gain on Redemption of Convertible Note	-	150,000
Amortization of Debt Discounts	(17,534)	(38,091)
Induced Conversion Costs	-	(57,201)
Interest Income	3,045	6,928
Interest Expense	(200,000)	(221,878)
Total Other Income (Expense)	(214,489)	(160,242)

Net Loss	$(2,297,733)	$(3,230,462)

Loss Per Common Share
Basic and Diluted	$(0.02)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	124,690,062	123,574,672

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2017	510,000	$5,100	122,049,958	$1,220,499	$42,139,675	$(37,971,049)	$5,394,225

Equity Compensation					31,522		31,522
Common Stock Issued for Services Provided			362,500	3,625	33,875		37,500
Conversion of Notes Payable and Accrued Interest into Common Stock			1,877,960	18,780	686,432		705,212
Induced Conversion Costs					57,201		57,201
Net Loss for the year ended December 31, 2018						(3,230,461)	(3,230,461)
Balance at December 31, 2018	510,000	5,100	124,290,418	1,242,904	42,948,705	(41,201,510)	2,995,198

Equity Compensation					146,878		146,878
Common Stock Issued for Services Provided			410,000	4,100	41,100		45,200
Net Loss for the year ended December 31, 2019						(2,297,733)	(2,297,733)
Balance at December 31, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(43,499,243)	$889,543

The accompanying notes are an integral part of the consolidated financial statements.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash Flow From Operating Activities:
Net Loss	$(2,297,733)	$(3,230,462)
Adjustments to Reconcile Net Loss to		.
Net Cash Used In Operating Activities:
Depreciation and Amortization	716,165	634,671
Amortization of Lease Liability	157,315	-
Amortization of Debt Discount	17,534	38,091
Amortization of Software Costs	31,426	-
Equity Compensation Expense	114,222	31,522
Value of Equity Issued for Services	45,200	37,500
Induced Conversion Costs	-	57,201
Reserve for Bad Debt	(190,000)	(200,000)
Inventory Reserve	-	100,000
Gain on Redemption of Convertible Note	-	(150,000)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	840,964	(109,673)
Inventory	348,226	629,023
Prepaid Expenses	78,269	(88,170)
Deposits	(31,611)	(109,441)
Security Deposits	-	(6,695)
Other Assets	(154,330)	-
Increase (Decrease) in:
Accounts Payable	(420,427)	381,919
Accrued Expenses	67,569	148,063
Accrued Interest	-	(8,122)
Accrued Officer Compensation	(70,000)	70,000
Deferred Rent	-	9,168
Customer Deposits	(1,486)	(1,576)
Lease Liability	(65,753)	-

Net Cash Used in Operating Activities	(814,451)	(1,766,980)

Cash Flow From Investing Activities:
Capitalized Software Costs	(125,704)	-
Capitalized Patent Costs	(21,980)	-
Purchase of Property and Equipment	(145,580)	(628,085)
Net Cash Used in Investing Activities	(293,264)	(628,085)

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
	2019	2018
Cash Flow From Financing Activities:
Repayment of Principal Balance on Convertible Note	$-	$(150,000)
Net Cash Used in Financing Activities	-	(150,000)
Decrease In Cash and Cash Equivalents	(1,107,715)	(2,545,065)
Cash and Cash Equivalents - Beginning	2,004,938	4,550,003
Cash and Cash Equivalents – Ending	$897,223	$2,004,938

Supplemental Cash Flow Information:
Cash Paid for Interest	$200,000	$230,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$32,656	$-
Transfer of equipment from inventory to property and equipment	$18,574	$107,846
Patent and Trademark Costs Reclassified from Other Assets to Intangible Assets, net	$51,692	$56,792
Establishment of Tenant Improvement Allowance	$-	$405,000
Abandonment of Fully Depreciated Property and Equipment	$-	$66,428
Conversion of Convertible Note Payable and Accrued Interest into Common Stock	$-	$705,212

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through its premier Binary Ionization Technology® (BIT™) platform, under which it manufactures, licenses, services and sells its SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog.

Invented under a defense grant in association with the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (“EPA”) and uses a low percentage hydrogen peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical (.OH ion), known as ionized Hydrogen Peroxide (“iHP™”). Represented by the SteraMist® brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the years ended December 31, 2019 and 2018 was $32,721 and $96,929, respectively.

At December 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $110,000 and $300,000, respectively.

As of December 31, 2019, three customers accounted for 37% of accounts receivable.

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

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $100,000 as of December 31, 2019 and 2018.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our consolidated balance sheet as of December 31, 2019.

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

Adoption of the new lease standard on January 1, 2019 had a material impact on our consolidated balance sheet. The most significant impacts related to the recognition of right-of-use ("ROU") asset of $714,421 and lease liability of $678,556 for our operating lease on the consolidated balance sheet. We also reclassified prepaid expenses of $35,865 and deferred rent balance, including tenant improvement allowances, and other liability balances of $414,949 relating to our existing lease arrangements as of December 31, 2018, into the ROU asset balance as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The standard did not materially impact our consolidated statement of operations and consolidated statement of cash flows.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the year ended December 31, 2019 was $31,426.

Accounts Payable

As of December 31, 2019, one vendor accounted for approximately 40% of accounts payable. As of December 31, 2018, three vendors accounted for approximately 63% of accounts payable

One vendor accounted for 72% and 70% of cost of sales for the years ended December 31, 2019 and 2018, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2019, and 2018, our warranty reserve was $30,000.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2019 and 2018. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of December 31, 2019 consisted of 9,259,250 shares of common stock from convertible debentures, 17,240,523 shares of common stock issuable upon exercise of outstanding warrants, 620,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 27.6 million and 36.6 million shares of common stock were outstanding at December 31, 2019 and December 31, 2018, respectively, but were excluded from the computation of diluted net loss per share due to the anti-dilutive effect on net loss per share.

	For the Year Ended December 31,
	2019	2018

Net loss	$(2,297,733)	$(3,230,462)
Adjustments for convertible debt - as converted
Interest on convertible debt	200,000	221,878
Amortization of debt discount on convertible debt	17,534	38,091
Net loss attributable to common shareholders	$(2,080,199)	$(2,970,473)
Weighted average number of shares of common stock outstanding:
Basic and diluted	124,690,062	123,574,672
Net loss attributable to common shareholders per share:
Basic and diluted	$(0.02)	$(0.02)

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

The Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

Title and risk of loss generally pass to our customers upon shipment. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Revenues are reported net of sales taxes collected from Customers.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Net Revenue

Product and Service Revenue

	For the year ended December 31,
	2019	2018
SteraMist Product	$4,999,000	$4,652,000
Service and Training	1,348,000	933,000
Total	$6,347,000	$5,585,000

Revenue by Geographic Region

	For the year ended December 31,
	2019	2018
United States	$5,002,000	$4,197,000
International	1,345,000	1,388,000
Total	$6,347,000	$5,585,000

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

Contract Balances

As of December 31, 2019 and 2018 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2019 and 2018, we issued 400,000 and 300,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2019 and 2018.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2019 and 2018 were approximately $144,000 and $204,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2019 and 2018, research and development expenses were approximately $341,000 and $916,000, respectively.

Shipping and Handling Costs

We include shipping and handling costs relating to the delivery of products directly from vendors to the Company in cost of sales. Other shipping and handling costs, including third-party delivery costs relating to the delivery of products to customers, are classified as a general and administrative expense. Shipping and handling costs included in general and administrative expense were approximately $186,000 and $206,000 for the years ended December 31, 2019 and 2018, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	December 31, 2019	December 31, 2018
Finished goods	$2,364,786	$2,782,014
Raw Materials	50,428	-
Inventory Reserve	(100,000)	(100,000)
	$2,315,214	$2,682,014

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$357,236	$277,976
Equipment	1,355,014	1,300,139
Vehicles	60,703	60,703
Computer and software	166,598	143,579
Leasehold improvements	362,898	355,898
Tenant Improvement Allowance	405,000	405,000
	2,707,449	2,543,295
Less: Accumulated depreciation	1,339,585	954,704
	$1,367,864	$1,588,591

For the years ended December 31, 2019 and 2018, depreciation was $345,687 and $265,163, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $370,478 and $369,508 for the years ended December 31, 2019 and 2018, respectively.

Definite life intangible assets consist of the following:

	December 31, 2019	December 31, 2018

Intellectual Property and Patents	$2,906,507	$2,848,300
Less: Accumulated Amortization	2,479,754	2,109,276
Intangible Assets, net	$426,753	$739,024

Indefinite life intangible assets consist of the following:

Trademarks	$512,257	$496,792

Total Intangible Assets, net	$939,010	$1,235,816

Approximate future amortization is as follows:

Year Ended:	Amount

December 31, 2020	$373,000
December 31, 2021	3,000
December 31, 2022	3,000
December 31, 2023	3,000
December 31, 2024	3,000
Thereafter	$427,000

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

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:	December 31, 2019
Assets:
Operating lease right-of-use asset	$674,471
Liabilities:
Current Portion of Long-Term Operating Lease	$71,510
Long-Term Operating Lease, Net of Current Portion	$1,034,413
$1,105,923

The components of lease expense are as follows within our consolidated statement of operations:

For the Year Ended December 31, 2019

Operating lease expense	$157,315

Other information related to leases where we are the lessee is as follows:

For the Year Ended December 31, 2019
Weighted-average remaining lease term:
Operating leases	9.25 years

Discount rate:
Operating leases	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$65,753

As of December 31, 2019, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2020	146,688
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
Thereafter	745,183
Total minimum lease payments	1,523,968
Less: Interest	418,045
Present value of lease obligations	1,105,923
Less: Current portion	71,510
Long-term portion of lease obligations	$1,034,413

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
$1,639,000

NOTE 7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	December 31, 2019	December 31, 2018
Capitalized Software Development Costs	$125,704	$-
Less: Accumulated Amortization	(31,426)	-
	$94,278	$-

Amortization expense for the year ended December 31, 2019 was $31,426.

NOTE 8. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the years ended December 31, 2019 and 2018 was $200,000 and $221,878, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the years ended December 31, 2019 and 2018, was $17,534 and $38,091, respectively.

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

On March 30, 2019, the two remaining noteholders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, we agreed that if we do not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into our common shares at a conversion price of $0.11 per share or a total of 45,454,545 shares. All other provisions of the notes remain unchanged. We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”. Refer to Footnote 16 – subsequent events.

Convertible notes consist of the following at:

	December 31,	December 31,
	2019	2018
Convertible notes	$5,000,000	$5,000,000
Initial discount	(53,873)	(53,873)
Accumulated amortization	53,873	36,339
Convertible notes, net	$5,000,000	$4,982,466

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2019 and 2018, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2019 and 2018, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

In November 2019, we amended our Restated Articles of Incorporation, increasing the number of authorized shares of our Common Stock from 200,000,000 to 250,000,000.

During the year ended December 31, 2018, we issued 362,500 shares of common stock valued at $33,500 to members of our Board (see Note 11).

In May 2018, we issued 1,877,960 shares of common stock in connection with the conversion of $705,212 of principal and accrued interest outstanding under a Note (see Note 8).

During the year ended December 31, 2019, we issued 400,000 shares of common stock valued at $44,000 to members of our board of directors (see Note 11) and 10,000 shares of common stock valued at $1,200 to a consultant.

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

The following table summarizes stock options outstanding as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	320,000	$0.52	200,000	$0.76
Granted	300,000	0.11	120,000	0.12
Exercised	—	—	—	—
Outstanding, end of period	620,000	$0.32	320,000	$0.52

Options outstanding and exercisable by price range as of December 31, 2019 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	1.03	20,000	$0.05
$0.10	70,000	5.22	70,000	$0.10
$0.11	250,000	4.01	250,000	$0.11
$0.12	100,000	3.03	100,000	$0.12
$0.27	40,000	5.01	40,000	$0.27
$0.55	100,000	6.10	100,000	$0.55
$2.10	40,000	0.01	40,000	$2.10
	620,000	4.04	620,000	$0.32

Stock Warrants

               In November 2018, we issued a warrant to purchase 250,000 shares of common stock to the CEO at an exercise price of $0.08 per share pursuant to his employment agreement with the Company. The warrant was valued at approximately $18,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 142%; expected dividend yield, 0%; risk free interest rate, 2.95%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.07.

In January 2019, we issued a warrant to purchase 1,000,000 shares of common stock to the CEO at an exercise price of $0.10 per share pursuant to an employment agreement. The warrant was valued at $89,654 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the CEO with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.09.

In January 2019, we issued a warrant to purchase 250,000 shares of common stock to an employee at an exercise price of $0.12 per share. The warrant was valued at $21,931 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 148%; expected dividend yield, 0%; risk free interest rate, 2.55%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $0.09. The value of the warrants was expensed in the fourth quarter of 2018 and included in accrued expenses at December 31, 2018.

In April 2019, we issued a warrant to purchase 50,000 shares of common stock to an employee at an exercise price of $0.14 per share. The warrant was valued at $6,116 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 134%; expected dividend yield, 0%; risk free interest rate, 2.32%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.12.

The following table summarizes the outstanding common stock warrants as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	26,550,611	$0.34	35,501,411	$0.33
Granted	1,300,000	0.11	250,000	0.08
Exercised	-	-	-	-
Expired	(10,610,088)	(0.23)	(9,200,800)	(0.30)
Outstanding, end of period	17,240,523	$0.39	26,550,611	$0.34

Warrants outstanding and exercisable by price range as of December 31, 2019 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	3.90	250,000	$0.08
$0.10	1,265,000	3.76	1,265,000	$0.10
$0.12	3,750,000	2.92	3,750,000	$0.12
$0.14	50,000	4.30	50,000	$0.14
$0.17	10,000	2.82	10,000	$0.17
$0.27	250,000	2.00	250,000	$0.27
$0.29	4,615,525	2.16	4,615,525	$0.29
$0.30	2,200,000	0.67	2,200,000	$0.30
$0.32	250,000	1.75	250,000	$0.32
$0.42	250,000	1.50	250,000	$0.42
$0.50	250,000	1.25	250,000	$0.50
$0.55	100,000	1.08	100,000	$0.55
$0.69	999,998	0.22	999,998	$0.69
$1.00	3,000,000	0.34	3,000,000	$1.00
	17,240,523	1.81	17,240,523	$0.39

There were no unvested warrants outstanding as of December 31, 2019.

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

Product Liability

As of December 31, 2019 and 2018, there were no claims against us for product liability.

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

For the year ended December 31, 2019, we issued an aggregate of 400,000 shares of common stock that were valued at $44,000 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of December 31, 2019, we had entered into 98 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting.

NOTE 12. INCOME TAXES

The Company’s income tax expense consisted of:
For the Year Ended
	December 31,	December 31,
	2019	2018
Current:
United States	$-	$-
Foreign	-	-
	-	-
Deferred:
United States	-	-
Foreign	-	-
	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:
	For the Year Ended
	December 31,	December 31,
	2019	2018

United States	$(2,297,733)	$(3,230,462)
Foreign	-	-
Total	$(2,297,733)	$(3,230,462)

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

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2019 and 2018 was as follows:

	For the Year Ended
	December 31,	December 31,
	2019	2018

Loss before income tax	$(2,297,733)	$(3,230,462)
US statutory corporate income tax rate	28.00%	28.00%
Income tax expense computed at US statutory corporate income tax rate	(643,365)	(904,529)
Reconciling items:
Change in valuation allowance on deferred tax assets	620,817	741,982
Provision to prior year tax return	6,991	113,068
Incentive stock options and warrants	31,982	21,628
Amortized debt discount	4,910	1,758
Meals and Entertainment	2,005	4,134
Induced Conversion Costs	-	16,016
Other	(23,340)	5,943
Income tax expense	$-	$-

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:

Reserve for Bad Debt	$31,000	$84,000
Inventory Reserve	28,000	28,000
Accrued Vacation	92,000	52,000
Deferred Rent	-	4,000
Warranty Reserve	8,000	8,000
Intangible Assets	381,000	362,000
Operating lease right-of-use liabilities	310,000	-
Net operating losses	5,223,000	4,718,000
Valuation Allowance	(5,580,000)	(4,959,000)
Deferred Tax Assets	$493,000	$297,000

Deferred tax liabilities:
Operating lease right-of-use assets	$(302,000)	$-
Property and Equipment	$(191,000)	(297,000)
	$(493,000)	$(297,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2019, we recorded a valuation allowance of $5,580,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $621,000 during the year ended December 31, 2019, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards ("NOL") as of December 31, 2019 and 2018 of approximately $19,386,000 and $17,544,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2019 and 2018 of approximately $16,463,000 and $14,773,000 respectively to reduce future state taxable income. If any of the NOL's generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2019, and 2018, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2019	December 31, 2018
Commissions	$112,102	$136,631
Payroll and related costs	167,689	144,359
Director fees	41,250	41,250
Sales Tax Payable	21,814	11,296
Accrued warranty (Note 14)	30,000	30,000
Other accrued expenses	77,257	51,663
Total	$450,112	$415,199

NOTE 14. ACCRUED WARRANTY

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

              The following table presents warranty reserve activities at:

	December 31, 2019	December 31, 2018
Beginning accrued warranty costs	$30,000	$5,000
Provision for warranty expense	2,609	47,454
Settlement of warranty claims	(2,609)	(22,454)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2019, three customers accounted for 37% of accounts receivable.

As of December 31, 2018, two customers accounted for 37% of accounts receivable. One customer accounted for 13% of net revenues for the year ended December 31, 2018.

NOTE 16. SUBSEQUENT EVENTS

               In January 2020, we issued a warrant to purchase 1,250,000 shares of common stock to the CEO at an exercise price of $0.15 per share pursuant to his employment agreement with the Company. The warrant was valued at approximately $164,000 and has a term of 5 years. We utilized the Black-Scholes method to fair value the warrant received by the CEO with the following assumptions: volatility, 136%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.13.

In January 2020, we issued two options to purchase an aggregate of 250,000 shares of common stock to the COO at an exercise price of $0.10 and $0.12per share pursuant to her employment agreement with the Company. The options were valued at a total of approximately $24,000 and have a term of 5 years. We utilized the Black-Scholes method to fair value the option received by the COO with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.09 and $0.10. The value of the stock option was included in accrued expenses at December 31, 2019.

Pursuant to the agreement with our Board, in January 2020, we issued an aggregate of 400,000 shares of common stock valued at approximately $48,000. The agreements with our Board provide for the annual issuance of shares of our common stock.

In February 2020, our SteraMist® equipment and BIT™ solution was registered with the Chinese Center for Disease Control and Prevention (China CDC).

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,333 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid. The conversion and repayment of the notes mitigates any going concern uncertainties.

In March 2020, we received total proceeds of $57,500 for 83,333 warrants that were exercised at $0.69 per share.

SARS CoV-2 coronavirus

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely. We have been identified as an essential disinfectant and decontamination vendor by various agencies and countries. Our operations being essential have been materially affected by the coronavirus outbreak to date, as demand for our product and services is increasing. The uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers and suppliers as well as potential travel restrictions in areas affected or may be affected in the future. At this time, the Company is unable to estimate the amount of the impact of this event on its operations, however, expects this could have a material impact on its operations in the coming months.