Form 10-Q
period 2020-03-31
TOMI Environmental Solutions, Inc.
filed 2020-05-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TOMZ	OTC Markets Group Inc.

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

As of May 6, 2020, the registrant had 133,517,083 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

TABLE OF CONTENTS

Page

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	March 31, 2020 (Unaudited)	December 31, 2019
Cash and Cash Equivalents	$3,755,816	$897,223
Accounts Receivable - net	3,146,197	1,494,658
Inventories (Note 3)	635,529	2,315,214
Vendor Deposits (Note 4)	1,266,560	141,052
Prepaid Expenses	170,856	187,664
Total Current Assets	8,974,958	5,035,811

Property and Equipment – net (Note 5))	1,257,831	1,367,864

Other Assets:
Intangible Assets – net (Note 6)	845,663	939,010
Operating Lease - Right of Use Asset (Note - 7)	664,198	674,471
Capitalized Software Development Costs - net (Note 8)	83,803	94,278
Other Assets	122,957	114,033
Total Other Assets	1,716,621	1,821,792
Total Assets	$11,949,410	$8,225,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$832,177	$713,222
Accrued Expenses and Other Current Liabilities (Note 13)	655,736	450,112
Accrued Officers Compensation	30,383	-
Accrued Interest (Note 9)	-	66,667
Customer Deposits (Note 15)	1,017,533	-
Current Portion of Long-Term Operating Lease	73,851	71,510
Convertible Notes Payable, net of discount of $0
at December 31, 2019 (Note 9)	-	5,000,000
Total Current Liabilities	2,609,680	6,301,511

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	1,015,465	1,034,413
Total Long-Term Liabilities	1,015,465	1,034,413
Total Liabilities	3,625,145	7,335,924

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued
and outstanding at March 31, 2020 and December 31, 2019	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
133,517,083 and 124,700,418 shares issued and outstanding
at March 31, 2020 and December 31, 2019, respectively.	1,335,170	1,247,004
Additional Paid-In Capital	47,863,977	43,136,683
Accumulated Deficit	(40,879,982)	(43,499,244)
Total Shareholders’ Equity	8,324,265	889,543
Total Liabilities and Shareholders’ Equity	$11,949,410	$8,225,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2020	2019

Sales, net	$7,053,418	$1,252,658
Cost of Sales	2,565,410	493,310
Gross Profit	4,488,008	759,348

Operating Expenses:
Professional Fees	136,125	105,481
Depreciation and Amortization	171,909	176,845
Selling Expenses	378,645	441,671
Research and Development	59,458	92,577
Equity Compensation Expense (Note 10)	182,772	80,917
Consulting Fees	81,545	35,006
General and Administrative	818,145	694,880
Total Operating Expenses	1,828,599	1,627,377
Income (loss) from Operations	2,659,409	(868,030)

Other Income (Expense):
Amortization of Debt Discounts	-	(17,534)
Interest Income	542	1,030
Interest Expense	(40,689)	(50,000)
Total Other Income (Expense)	(40,147)	(66,504)

Income (loss) before income taxes	2,619,261	(934,532)
Provision for Income Taxes (Note 16)	-	-
Net income (loss)	$2,619,261	$(934,532)

Net income (loss) Per Common Share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Basic Weighted Average Common Shares Outstanding	126,802,819	124,659,307
Diluted Weighted Average Common Shares Outstanding	144,941,677	124,659,307

  The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(43,499,243)	$889,543

Equity Compensation					209,961		209,961
Common Stock Issued for Services Provided			400,000	4,000	44,000		48,000
Conversion of Notes Payable into Common Stock			8,333,332	83,333	4,416,667		4,500,000
Warrants exercised			83,333	833	56,667		57,500
Net Income for the three months ended March 31, 2020						2,619,261	2,619,261
Balance at March 31, 2020	510,000	$5,100	133,517,083	$1,335,170	$47,863,978	$(40,879,982)	$8,324,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED )

	For the Three Months Ended March 31,
	2020	2019
Cash Flow From Operating Activities:
Net Income (Loss)	$2,619,261	$(934,532)
Adjustments to Reconcile Net Income (Loss) to		.
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	171,909	176,845
Amortization of Lease Liability	39,329	39,644
Amortization of Debt Discount	-	17,534
Amortization of Software Costs	10,475	-
Equity Compensation Expense	182,772	80,917
Value of Equity Issued for Services	48,000	44,000
Reserve for Bad Debt	25,000	(105,000)
Inventory Reserve	(100,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(1,676,539)	222,922
Inventory	1,815,942	288,827
Prepaid Expenses	16,807	6,792
Vendor Deposits	(1,125,508)	(79,275)
Other Assets	(8,924)	(64,914)
Increase (Decrease) in:
Accounts Payable	118,955	(475,851)
Accrued Expenses	232,813	225,072
Accrued Interest	(66,667)	(50,000)
Accrued Officer Compensation	30,383	(40,208)
Customer Deposits	1,017,533	(1,486)
Lease Liability	(35,865)	-

Net Cash Provided By (Used in) Operating Activities	3,315,678	(648,714)

Cash Flow From Investing Activities:
Capitalized Software Costs	-	(125,704)
Purchase of Property and Equipment	(14,585)	(34,582)
Net Cash (Used in) Investing Activities	(14,585)	(160,286)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Three Months Ended March 31,
Cash Flow From Financing Activities:	2020	2019
Proceeds from Exercise of Warrants	57,500	-
Repayment of Principal Balance on Convertible Note	(500,000)	-
Net Cash Used in Financing Activities	(442,500)	-
Increase (Decrease) In Cash and Cash Equivalents	2,858,594	(809,000)
Cash and Cash Equivalents - Beginning	897,223	2,004,938
Cash and Cash Equivalents – Ending	$3,755,816	$1,195,938

Supplemental Cash Flow Information:
Cash Paid for Interest	$107,356	$100,000
Cash Paid for Income Taxes	$-	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$27,189	$59,845
Conversion of Note Payable into Common Stock	$4,500,000	$-
Equipment, net Transferred to Inventory	$36,256	$-

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 30, 2020. The Company follows the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three months ended March 31, 2020 and 2019 was $25,000 and $58,490, respectively.

At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $135,000 and $110,000, respectively.

As of March 31, 2020, one customer accounted for 12% of accounts receivable. As of December 31, 2019, three customers accounted for 37% of accounts receivable.

One customer/distributor accounted for 31% of net revenue for the three months ended March 31, 2020 and two customers accounted for 45% of net revenue for the three months ended March 31, 2019.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 and $100,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.

We have elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three months ended March 31, 2020 was $10,475.

Accounts Payable

As of March 31, 2020, and December 31, 2019, one vendor accounted for approximately 33% and 40% of accounts payable, respectively.

For the three months ended March 31, 2020 and 2019, one vendor accounted for 89% and 67% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2020, and December 31, 2019, our warranty reserve was $60,000 and $30,000, respectively (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2020 and December 31, 2019. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing the Company’s net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

Potentially dilutive securities as of March 31, 2020 consisted of 16,798,858 shares of common stock issuable upon exercise of outstanding warrants, 830,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

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

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 16.7 million and 27.6 million shares of common stock were outstanding at March 31, 2020 and December 31, 2019, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2019 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended March 31, (Unaudited)
	2020	2019

Net Income (Loss)	$2,619,261	$(934,532)
Adjustments for convertible debt - as converted
Interest on convertible debt	40,689	50,000
Amortization of debt discount on convertible debt	-	17,534
Net income (loss) attributable to common shareholders	$2,659,950	$(866,998)
Weighted average number of shares of common stock outstanding:
Basic	126,802,819	124,659,307
Diluted	144,941,677	124,659,307
Net income (loss) attributable to common shareholders per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months
	Ended March 31
	(Unaudited)
	2020	2019
Numerator:
Net Income (Loss)	$2,619,261	$(934,532)
Denominator:
Basic weighted-average shares	126,802,819	124,659,307
Effect of dilutive securities
Warrants	16,798,858	-
Convertible Debt	-	-
Options	830,000	-
Preferred Stock	510,000	-
Diluted Weighted Average Shares	144,941,677	124,659,307

Net Income (Loss) Per Common Share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Note: Warrants, options and preferred stock for the three months ended March 31, 2019 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$2,659,409	$(868,030)
Basic and Diluted Weighted
Average Shares
Basic	126,802,819	124,659,307
Diluted	144,941,677	124,659,307
Basic and Diluted Income (loss) Per Common Share
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

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

Title and risk of loss generally pass to our customers upon shipment. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Shipping and handling costs charged to customers are included in Product Revenues. The associated expenses are treated as fulfillment costs and are included in Cost of Revenues. Revenues are reported net of sales taxes collected from Customers.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2020	2019
SteraMist Product	$6,638,000	$1,029,000
Service and Training	415,000	224,000
Total	$7,053,000	$1,253,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2020	2019
United States	$3,569,000	$1,136,000
International	3,484,000	117,000
Total	$7,053,000	$1,253,000

Product revenue includes sales from our standard and customized equipment, solution and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products.

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

Contract Balances

As of March 31, 2020 and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.  For the three months ended March 31, 2020 and 2019, we issued 400,000 and 400,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2020 and 2019.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2020 and 2019 were approximately $46,000 and $40,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2020 and 2019, research and development expenses were approximately $59,000 and $93,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

None applicable.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	March 31, 2020 (Unaudited)	December 31, 2019
Finished goods	$613,060	$2,364,786
Raw Materials	22,469	50,428
Inventory Reserve	-	(100,000)
	$635,529	$2,315,214

NOTE 4. VENDOR DEPOSITS

At March 31, 2020 and December 31, 2019, we maintained vendor deposits of $1,266,560 and $141,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2020 (Unaudited)	December 31, 2019
Furniture and fixtures	$357,236	$357,236
Equipment	1,292,860	1,355,014
Vehicles	60,703	60,703
Computer and software	181,182	166,598
Leasehold improvements	362,898	362,898
Tenant Improvement Allowance	405,000	405,000
	2,659,880	2,707,449
Less: Accumulated depreciation	1,402,049	1,339,585
	$1,257,831	$1,367,864

For the three months ended March 31, 2020 and 2019, depreciation was $78,563 and $84,468, respectively. For the three months ended March 31, 2020 and 2019, amortization of tenant improvement allowance was $9,798 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $93,347 and $92,377 for the three months ended March 31, 2020 and 2019, respectively.

             Definite life intangible assets consist of the following:

	March 31, 2020 (Unaudited)	December 31, 2019
Intellectual Property and Patents	$2,906,507	$2,906,507
Less: Accumulated Amortization	2,573,101	2,479,754
Intangible Assets, net	$333,406	$426,753

Indefinite life intangible assets consist of the following:

Trademarks	$512,257	$512,257

Total Intangible Assets, net	$845,663	$939,010

Approximate future amortization is as follows:

Year Ended:	Amount
April 1 – December 31, 2020	$279,000
December 31, 2021	3,000
December 31, 2022	3,000
December 31, 2023	3,000
December 31, 2024	3,000
Thereafter	42,000
$333,000

NOTE 7. LEASES

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2020 (Unaudited)	December 31, 2019
Assets:
Operating lease right-of-use asset	$664,198	$674,471
Liabilities:
Current Portion of Long-Term Operating Lease	$73,851	$71,510
Long-Term Operating Lease, Net of Current Portion	1,015,465	1,034,413
	$1,089,316	$1,105,923

The components of lease expense are as follows within our condensed consolidated statement of operations:

	Three Months Ended March 31, 2020 (Unaudited)	Three Months Ended March 31, 2019 (Unaudited)

Operating lease expense	$39,329	$39,644

Other information related to leases where we are the lessee is as follows:

	March 31, 2020 (Unaudited)	December 31, 2019
Weighted-average remaining lease term:
Operating leases	9.00 years	9.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Three Months Ended March 31, 2020 (Unaudited)	Three Months Ended March 31, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$35,865	$-

As of March 31, 2020, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 – December 31, 2020	$110,823
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
Thereafter	745,183
Total minimum lease payments	1,488,103
Less: Interest	398,787
Present value of lease obligations	1,089,316
Less: Current portion	73,851
Long-term portion of lease obligations	$1,015,465

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	March 31, 2020
	(Unaudited)	December 31, 2019
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(41,901)	(31,426)
	$83,803	$94,278

Amortization expense for the three months ended March 31, 2020 and 2019 was $10,475 and $0, respectively.

NOTE 9. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017.  Interest expense related to the Notes for the three months ended March 31, 2020 and 2019 was $40,689 and $50,000, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the three months ended March 31, 2020 and 2019, was $0 and $17,534, respectively.

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

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,332 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash. With respect to the 999,998 warrants issued as part of the convertible note transaction, 799,999 warrants expired in March 2020. In March 2020, 83,333, warrants were exercised, and 116,666 warrants expired in May 2020.

Convertible notes consist of the following at:

	March 31, 2020 (Unaudited)	December 31,
Convertible notes	$-	$5,000,000
Initial discount	-	(53,873)
Accumulated amortization	-	53,873
Convertible notes, net	$-	$5,000,000

NOTE 10. SHAREHOLDERS’ EQUITY

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2020 and December 31, 2019, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2020 and December 31, 2019, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the three months ended March 31, 2019, we issued 400,000 shares of common stock valued at $44,000 to members of our board of directors (see Note 12).

During the three months ended March 31, 2020, we issued 400,000 shares of common stock valued at $48,000 to members of our board of directors (see Note 12).

In March 2020, 8,333,332 shares of common stock were issued in connection with the conversion of convertible notes payable aggregating $4,500,000 (see Note 9).

In March 2020, 83,333 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $57,500.

Stock Options

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

In January 2020, we issued two options to purchase an aggregate of 250,000 shares of common stock to the COO at an exercise price of $0.10 and $0.12 per share pursuant to her employment agreement with the Company. The options were valued at a total of $23,595 and have a term of 5 years. We utilized the Black-Scholes method to fair value the options received by the COO with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.09 and $0.10. The value of the stock option was included in accrued expenses at December 31, 2019.

The following table summarizes stock options outstanding as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	620,000	$0.32	320,000	$0.52
Granted	250,000	0.11	300,000	0.11
Exercised	-	-	-	-
Expired	(40,000)	2.10	—	—
Outstanding, end of period	830,000	$0.17	620,000	$0.32

Options outstanding and exercisable by price range as of March 31, 2020 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.05	20,000	0.77	20,000	$0.05
$0.10	220,000	4.85	220,000	$0.10
$0.11	250,000	3.76	250,000	$0.11
$0.12	200,000	3.77	200,000	$0.12
$0.27	40,000	4.76	40,000	$0.27
$0.55	100,000	5.85	100,000	$0.55

	830,000	4.28	830,000	$0.17

Stock Warrants

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

In January 2020 we issued a warrant to purchase 1,250,000 shares of common stock to the CEO at an exercise price of $0.15 per share pursuant to an employment agreement. The warrant was valued at $164,201 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the CEO with the following assumptions: volatility, 136%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.13.

In January 2020 we issued a warrant to purchase 41,667 shares of common stock to an employee at an exercise price of $0.12 per share. The warrant was valued at $3,594 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.09. The value of the warrants was expensed in the fourth quarter of 2019 and included in accrued expenses at December 31, 2019.

In February 2020 we issued a warrant to purchase 150,000 shares of common stock to an employee at an exercise price of $0.15 per share. The warrant was valued at $18,571 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 155%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $0.12.

The following table summarizes the outstanding common stock warrants as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	17,240,523	$0.39	26,550,611	$0.34
Granted	1,441,667	0.12	1,300,000	0.11
Exercised	(83,333)	(0.69)	-	-
Expired	(1,799,999)	(0.47)	(10,610,088)	(0.23)
Outstanding, end of period	16,798,858	$0.36	17,240,523	$0.39

Warrants outstanding and exercisable by price range as of March 31, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	3.65	250,000	$0.08
$0.10	1,265,000	3.51	1,265,000	$0.10
$0.12	3,791,667	2.69	3,791,667	$0.12
$0.14	50,000	4.05	50,000	$0.14
$0.15	1,400,000	4.63	1,400,000	$0.15
$0.17	10,000	2.57	10,000	$0.17
$0.27	250,000	1.75	250,000	$0.27
$0.29	4,615,525	1.91	4,615,525	$0.29
$0.30	1,200,000	0.89	1,200,000	$0.30
$0.32	250,000	1.50	250,000	$0.32
$0.42	250,000	1.25	250,000	$0.42
$0.50	250,000	1.00	250,000	$0.50
$0.55	100,000	0.83	100,000	$0.55
$0.69	116,666	0.10	116,666	$0.69
$1.00	3,000,000	0.09	3,000,000	$1.00
	16,798,858	2.01	16,798,858	$0.36

There were no unvested warrants outstanding as of March 31, 2020.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of March 31, 2020, and December 31, 2019, there were no claims against us for product liability.

SARS CoV-2 coronavirus

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely. We have been identified as an essential disinfectant and decontamination vendor by various agencies and countries. Our operations being essential have been materially affected by the coronavirus outbreak to date, as demand for our product and services is increasing. The uncertain nature of its spread globally may or may not impact our business operations resulting from quarantines of employees, customers and suppliers as well as potential travel restrictions in areas affected or may be affected in the future.

NOTE 12. CONTRACTS AND AGREEMENTS

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

For the three months ended March 31, 2020, we issued an aggregate of 400,000 shares of common stock that were valued at $48,000 to members of our board of directors.

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of March 31, 2020, we had entered into 140 licensing agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2020 (Unaudited)	December 31, 2019
Commissions	$237,466	$112,102
Payroll and related costs	224,752	167,689
Director fees	41,250	41,250
Sales Tax Payable	27,810	21,814
Accrued warranty (Note 14)	60,000	30,000
Other accrued expenses	64,458	77,257
Total	$655,736	$450,112

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

The following table presents warranty reserve activities at:

	March 31, 2020 (Unaudited)	December 31, 2019
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	31,864	2,609
Settlement of warranty claims	(1,864)	(2,609)
Ending accrued warranty costs	$60,000	$30,000

NOTE 15. CUSTOMER DEPOSITS

At March 31, 2020 and December 31, 2019, there were customer deposits of $1,017,533 and $0, respectively on future equipment orders. In the first quarter of 2020, we began requiring a 50% customer deposit on placing most orders and payment in full prior to delivery on most orders to mitigate credit risk and to improve liquidity.

NOTE 16. INCOME TAXES

For the three months ended March 31, 2020 and 2019, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of March 31, 2020 and December 31, 2019, we recorded a valuation allowance of $4,743,000 and $5,580,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $837,000 during the three months ended March 31, 2020, primarily due to U.S. deferred tax assets incurred in the current period that could be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 17. CUSTOMER CONCENTRATION

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of March 31, 2020, one customer accounted for 12% of our accounts receivable. As of December 31, 2019, three customers accounted for 37% of accounts receivable.

For the three months ended March 31, 2020, sales made to one international customer / distributor accounted for 31% of net revenue.  For the three months ended March 31, 2019, two customers accounted for 45% of net revenue.

NOTE 18. SUBSEQUENT EVENTS

On April 21, 2020, TOMI Environmental Solutions, Inc. (the "Company") received $410,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 21, 2020 (the "Note") in the principal amount of $410,700 with City National Bank (the "Bank"), the lender.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, the Company will be obligated to make equal monthly payments of principal and interest beginning on the date that is seven months from the date of the Note, until the maturity date.

In April 2020 the company issued 100,000 warrants to its Chief Executive Officer, 50,000 warrants to its Chief Operating Officer and 50,000 warrants to its Chief Financial Officer, all exercisable at $0.50 per share.

In May 2020, 3,116,666 warrants expired reducing the number of outstanding warrants to 13,912,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based fog or mist.

TOMI’s SteraMist is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using plasma science created under a grant by the United States Defense Advanced Research Projects Agency (DARPA). TOMI’s EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area.

SteraMist® Binary Ionization Technology® allows a facility to have a hospital-healthCare EPA registered tool and solution to replace manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. BIT™ is also listed on EPA’s List G, H, K, L, M and N for Norovirus, MRSA, C. diff, Ebola, Avian flu or Influenza and SARS-CoV-2 respectively.  TOMI maintains this registration in 50 states, Canada, and approximately 22 other countries.

Markets

TOMI’s SteraMist® products are designed to address a wide spectrum of industries using ionized Hydrogen Peroxide (iHP™). Our operations are organized into four main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network (TSN) and Food Safety. In addition, TOMI is able to bring SteraMist® efficacy to each division through scheduled iHP® Service in both routine and emergency capacities. SteraMist® technology and iHP® Service are available both domestically and internationally.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems, routine & emergency iHP™ Service, validations and qualifications, and onsite performance maintenance requests – Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide.

Divisions

Hospital-Healthcare

TOMI’s hospital-healthcare customer list continues to grow with the closing of every quarter. TOMI’s SteraMist® Hospital Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit and accompanying supplies, continues to assist medical staff with emergency response and turnaround for new and established protocols. The SteraMist® Hospital disinfection cart allows customers within the hospital-healthcare industry to address concerns of the cross-contamination of dangerous bacteria and viral pathogens in which some can lead to HAIs stemming from existing and emerging pathogens, as well as multiple drug resistant organisms (MDRO’s). SteraMist® Technology allows a manual cleaning protocol lasting 90 minutes to be reduced to 55 minutes, including the changing of bed linens, as confirmed by the Shield Study at UCLA. This mobile consolidation solution has resulted in remarkable results for facilities utilizing our technology. Previously published results of N95 mask disinfection efficacy were shortly followed by the official listing of SteraMist as a List N disinfectant against the SARS-CoV-2 Coronavirus.

Life Sciences

TOMI’s SteraMist®. Environment System, Custom Engineered Solutions, the SteraMist® Select Surface Unit, custom iHP™ implementation to decontamination chambers and cage washers, and our iHP™ Service Division, are designed to be tailored to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry. In addition, TOMI has worked alongside many research universities and government agencies in the effort to test SteraMist efficacy on the disinfection and re-use of N95 masks and other equivalent PPE, with results that indicate that the use of SteraMist iHP™ will not reduce mask efficacy, including on those containing 10% or less of cellulose. SteraMist has also been included in studies observing the effects of iHP disinfection on the reduction of Syphacia obvelata pinworm ova presence in rodent cages, which indicated positive results.

TOMI Service Network

The TOMI Service Network, or TSN, is an expansive network consisting of third-party professionals specializing in a wide array of disciplines who are exclusively licensed and trained to use the SteraMist® products. TOMI sells, trains, and services a wide array of professional remediation companies in the use of SteraMist® through the TSN division. This allows for increased accessibility of Binary Ionization Technology to facilities in need of local routine and emergency disinfection and decontamination.

Many of these companies specialize in mold remediation, treatment of water-damaged areas (including damage from CAT 1-3 water loss), fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, the TSN features a number of professionals throughout both the United States and Canada, with some utilizing SteraMist® as a standalone service and others incorporating SteraMist into their existing business models and methods.

Sales of BIT™ Solution make up a large amount of our consistent revenue stream, and members of the TOMI Service Network are a large portion of those recurring sales. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements, allowing us to expand our network and further penetrate existing markets. The TSN network has grown significantly to date in 2020, with the total number of service providers currently at one hundred and sixty (160), which has expanded our network membership across forty-four (44) U.S. States and two (2) Canadian provinces. Currently, there are approximately 295 SteraMist® units in the field across all members of TSN™.

Food Safety

As one of our newest targeted markets, Food Safety presents significant potential as an opportunity for substantial growth with continued product research and compliance testing. With the food safety industry in North America coming under closer scrutiny with the implementation and enforcement of new and established guidelines, our consultants have submitted a request to expand our current labels to include a 1% acceptable concentration of hydrogen peroxide. This concentration has previously been approved by the USDA and FDA for direct food and crop application, and will allow SteraMist to expand use sites beyond food processing machinery, restaurants, and food contact areas to assist in compliance with the newly-established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada.

Our primary objective is to prevent and/or minimize food decay without the use of harsh chemicals that leave toxic residues, which could create a lucrative opportunity to supplement or replace current pesticides and fungicides currently being used by industry leaders.

Business Highlights and Recent Events

SARS CoV-2 coronavirus.

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries. We have been working relentlessly with organizations to address the concerns and provide solutions for disinfecting and decontamination of the SARS CoV-2 coronavirus. The outbreak has increased the demand for TOMI products and services. We anticipate that the outbreak will change requirements and processes for decontamination and disinfecting worldwide, of which SteraMist will be a solution. We are working with our existing and new customers to develop and/or upgrade their existing processes and requirements for decontamination and disinfecting.

We have been addressing the increased demand for our products as follows: (i) cooperation of our supply chain to expedite product, (ii) increase our staff to be able to receive and ship orders to meet customer timelines (iii) increase our customer service support to answer questions and solve issues and (iv) working with our Tomi service network to ensure that resources are deployed in a timely manner. In addition, we increased our production capacity and will be entering into an agreement with a second vendor to build our SteraMist products.

Customers:

In response to the increased demand due to the global pandemic outbreak, our customer list grew substantially on the first quarter. Globally, we added eighty-one (81) new customers across all our divisions for the three months ended March 31, 2020. This represents a six hundred and eight-six (686%) percent increase over the first quarter of 2019. We anticipate that the new customers will continue to order products beyond the outbreak.

Our TSN division added thirty-six (36) new service providers for the three months ended March 31, 2020, an increase of 1700% compared to the first quarter of 2019. TSN was the key division to address the demand for decontamination and disinfecting services during the outbreak. We anticipate that TSN will continue to service the new customers as a result of the outbreak, as customers update their requirements and processes with these services.

Our Hospital-Healthcare division added eighteen (18) new facilities for the three months ended March 31, 2020 which represents 800% increase compared to the prior year period.

Our Life Sciences customer base showed continued growth with the addition of eighteen (18) new customers for the three months ended March 31, 2020. This represents a 533% increase compared to the same prior year period.

Revenues:

Total revenue for the three months ended March 31, 2020 and 2019, was approximately $7,053,000 and $1,253,000, respectively, representing an increase of $5,800,000, or 463% compared to the same prior year period. The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the SARS CoV-2 coronavirus global pandemic. In the first quarter we saw significant demand for our product with our Hospital-Healthcare and TSN sales as a result of the SARS CoV-2 coronavirus global pandemic. We expect the revenue to continue to grow as our customers update their requirements, processes and procedures to include decontamination and disinfecting services into their regular routines.

SteraMist product-based revenues for the three months ended March 31, 2020 and 2019, were approximately $6,638,000 and $1,029,000, representing an increase of $5,609,000 or 545% when compared to the same prior year period. The growth is attributable to increased mobile equipment orders and solution orders from our existing customer base as well as our new customers. We expect solution orders to continue to grow as the new and existing customers adopt new processes and requirements for decontamination and disinfecting services. We cannot determine the frequency or quantities at this time, as the industry is rapidly evolving.

Our service-based revenue for the three months ended March 31, 2020 and 2019, was approximately $415,000 and $224,000, respectively, representing a year over year increase of 85%. The increase in our service-based revenue was attributable to higher training sales recorded in the first quarter to onboard new customers.

Our domestic revenue for the three months ended March 31, 2020 and 2019 was $3,569,000 and $1,136,000, respectively, an increase of $2,433,000, or 214% when compared to the same prior year period. The increase was primarily due to the growth in our TSN network and in our Hospital-Healthcare customers.

Internationally, our revenue for the three months ended March 31, 2020 and 2019, was approximately $3,484,000 and $117,000, respectively, representing an increase of $3,367,000 or 2,878% when compared to the first quarter of 2019. The increase in our international revenue was attributable to the increased use and expansion of our SteraMist® line of products in Canada, Europe, Asia and the Middle East. We expect our international revenue to continue to grow as more countries adopt our products and services as well as change their decontamination and disinfecting requirements.

Our Hospital-Healthcare revenues grew by approximately 6,000% in the first quarter of 2020 when compared to the same prior year period. The growth was primarily attributable to the significant demand for our product as a result of the SARS CoV-2 coronavirus global pandemic. We anticipate continued growth in this sector as hospital-healthcare facilities review and adopt new processes and technologies to address current and future outbreaks. We cannot predict the frequency or volume of orders as the world’s response to decontamination and disinfecting is evolving. However, we anticipate continued growth moving into 2020.

We expanded TSN membership and grew TSN revenue in the first quarter of 2020 by 727% when compared to the same prior year period. The growth in revenue was largely due to the increased demand for decontamination technologies in response to the SARS CoV-2 coronavirus a global pandemic.

Events:

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
●
March 10, 2020 - SteraMist® is Mobilized to Aid in the Control SARS-CoV-2 coronavirus in Daegu-Kyungbuk Province, South Korea
●
March 11, 2020 - SteraMist® is Prepared to Fight SARS-CoV-2 coronavirus in Thailand
●
March 11, 2020 – The World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries, ensuring TOMI’s continued operation through established federal and state quarantine measures while simultaneously increasing the demand for TOMI products and services. We have been working relentlessly with organizations to address the concerns and provide disinfection and decontamination solutions for the SARS CoV-2 coronavirus.
●
March 16, 2020 - SteraMist® Deployed to Fight SARS-CoV-2 coronavirus in United States
●
March 16, 2020 – SteraMist® qualified to meet the EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides with the SteraMist® Environment System for room fogging/misting against SARS-CoV-2 coronavirus, the novel coronavirus that causes COVID-19 and was added to the EPA N List against SARS-CoV-2.
●
March 25, 2020 - SteraMist® utilized in Singapore to help reopen mosques
●
In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,332 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash.

During the first quarter of 2020, we experienced the following:
●
Sold substantially all of our equipment inventory, with a backlog and demand for 91 additional units,
●
Most New equipment orders require a 50% deposit, with balance due on most orders prior to final shipment of products.
●
Increased demand on solution re-orders as disinfecting and decontamination procedures have increased exponentially across the world,
●
Service revenue grew exponentially as the outbreak spread and demand for disinfecting and decontamination services increased,
●
Exclusivity in TSN was revoked as demand surged and new providers requested equipment, solution and training to provide disinfecting and decontamination services,
●
New channels were opened as decontamination and disinfecting processes are updated and implemented, including but not limited to, fire departments, morgues, FAA, police departments, county and state health departments, cruise ships, infectious disease research facilities, military and ambulances,
●
Convertible notes with a principal balance of $4,500,000 were converted into 8,333,332 shares of our common stock at a conversion price of $0.54 per share, and the remaining outstanding balance of $500,000 was repaid.
●
Staffing – increased demand has led to the hiring and onboarding of additional employees to assist in a wide variety of company operations, from accounting, procurement, customer satisfaction to quality control.

Subsequent Events:

Following are the significant events during the second quarter 2020:
●
April 23, 2020 – Study results showcasing SteraMist® efficacy on the disinfection and reuse of N95 masks published.
●
April 27, 2020 – SteraMist® Deployed to Meet Urgent Need for Decontamination and Reuse of N95 Masks for Healthcare Workforce
●
April 28, 2020 – SteraMist® Disinfection Used to Combat Coronavirus Throughout the United States with Expansion of its Service Network
●
April 29, 2020 – SteraMist® Demand for SteraMist BIT Solution Surges
●
TOMI continues to see increased domestic and international demand for its products over the foreseeable future. TOMI has expanded its markets into the private aviation sector in Germany, multiple market segments in Indonesia and hospital-healthcare, military and homeland security in Singapore.

Research Studies

We continue to participate in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. The University of Michigan, a recognized teaching university hospital, joined the California hospitals in this Shield Study in the second quarter 2020, allowing for additional collection of data to validate the value of SteraMist® technology in hospitals.

Product Development

We have added four new products to our growing line of products:

●
The SteraMist Surface Unit has been upgraded to a new model, the HHA-103. This model keeps the same functionality of the previous model with the featured addition of a new Harting™ Camlock port to the unit. This upgraded port allows for a more secure connection between the applicator and the Surface Unit, effectively latching the connection in place and eliminating the presence of any possible pulling or tilting that could compromise the connection integrity over time. Additionally, the unit features additional room within the unit for applicator and accessory storage.

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

During 2020, we will continue our focus on improving our SteraMist® Environment System and the development of a proprietary software that will be integrated into the next generation of SteraMist® equipment, both mobile and permanent. The new software will improve communication between our equipment and the end user’s system, provide improved reporting results and simplify the overall usage of the system itself. We are in the final testing and validation phase of the new Environment System prototype, expecting to begin commercialization in 2020.

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

Registrations & Intellectual Property (IP)

In February 2020, SteraMist equipment and BIT solution was registered with the Chinese Center for Disease Control and Prevention (China CDC). After a three (3) year-long submission process, we recently received confirmation that two (2) separate registrations - SteraMist equipment registration and BIT solution registration - have now been officially approved and registered with the China CDC. SteraMist is now the industry standard for disinfection throughout all of China. This registration allows China to take advantage of SteraMist disinfection and decontamination in a variety of verticals such as healthcare, pharmaceutical, commercial and residential, schools, and throughout the community.

In March 2020, our Binary Ionization Technology® (BIT™) Solution qualified to meet the EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides with the SteraMist Environment System for room fogging/misting against SARS-CoV-2, the novel coronavirus that causes COVID-19. The EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides is important because the occurrence of emerging viral pathogens is less common and predictable than established pathogens and there are currently no other EPA-registered disinfectant product labels with claims against COVID-19. The SARS-CoV-2, the novel coronavirus that causes COVID-19 qualifies as an emerging viral pathogen. Our Binary Ionization Technology (BIT) Solution, used exclusively in tandem with SteraMist equipment including the Surface Unit and Environment System, is currently listed on List G for Norovirus, List H for MRSA, List K for Clostridium difficile spores, List L for Ebola, List M for H1N1, and now List N: Disinfectants for Use Against SARS-CoV-2. With labeled efficacy for large and small enveloped viruses in addition to other pathogens, we have confidence this EPA addition will support client efforts to reduce the ongoing spread of the COVID-19.

Financial Operations Overview

Our financial position as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020 (Unaudited)	December 31, 2019
Total shareholders’ equity	$8,324,000	$890,000
Cash and cash equivalents	$3,756,000	$897,000
Accounts receivable, net	$3,146,000	$1,495,000
Inventories, net	$636,000	$2,315,000
Prepaid expenses	$171,000	$188,000
Vendor Deposits	$1,267,000	$141,000
Current liabilities (excluding convertible notes)	$2,610,000	$1,302,000
Convertible notes payable, net	$-	$5,000,000
Long-term liabilities	$1,015,000	$1,034,000
Working Capital (excluding convertible notes)	$6,365,000	$3,734,000
Working Capital (including convertible notes)	$6,365,000	$(1,266,000)

During the three months ended March 31, 2020, our liquidity positions were affected by the following:

●
Net cash provided from operations of approximately $3,316,000
●
Vendor deposits of approximately $1,267,000
●
Customer deposits of approximately $1,018,000
●
Conversion of convertible notes payable with a principal balance of $4,500,000 into shares of common stock
●
Repayment of convertible note payable with a principal balance of $500,000

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended	Three Months Ended
	March 31, 2020 (Unaudited)	March 31, 2019 (Unaudited)

Revenue, Net	$7,053,000	$1,253,000
Gross Profit	$4,488,000	$759,000
Total Operating Expenses (1)	$1,829,000	$1,627,000
Income (Loss) from Operations	$2,659,000	$(868,000)
Total Other Income (Expense)	$(40,000)	$(67,000)
Net Income (Loss)	$2,619,000	$(935,000)
Basic Net Income (Loss) per share	$0.02	$(0.01)
Diluted Net Income (Loss) per share	$0.02	$(0.01)

(1)
Includes approximately $183,000 and $81,000 in non-cash equity compensation expense for the three months ended March 31, 2020 and 2019, respectively.

Net Revenue

Sales

Total revenue for the three months ended March 31, 2020 and 2019, was approximately $7,053,000 and $1,253,000, respectively, representing an increase of $5,800,000, or 463% compared to the same prior year period. The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the SARS CoV-2 coronavirus global pandemic. In the first quarter we saw significant demand for our product with our Hospital-Healthcare and TSN sales as a result of the SARS CoV-2 coronavirus global pandemic. We expect the revenue to continue to grow as our customers update their requirements, processes and procedures to include decontamination and disinfecting services into their regular routines.

In the first quarter, we saw a rapid expansion of our customer list and continued to see strong reorders for solution from our existing customers. Our new customer pipeline remains strong. As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to have more predictable sales quarter over quarter.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2020	2019
SteraMist Product	$6,638,000	$1,029,000
Service and Training	415,000	224,000
Total	$7,053,000	$1,253,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2020	2019
United States	$3,569,000	$1,136,000
International	3,484,000	117,000
Total	$7,053,000	$1,253,000

Cost of Sales

Cost of sales was approximately $2,565,000 and $493,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of $2,072,000, in the current year period. The primary reason for the increase in cost of sales is attributable to the increase in revenue in the current year. Our gross profit as a percentage of sales for the three months ended March 31, 2020 was 63.6% compared to 60.6% in the same prior period. The higher gross profit is attributable to the product mix in sales. As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees

Professional fees were approximately $136,000 and $105,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $31,000, or 29%, in the current year period. Professional fees are comprised mainly of legal, accounting and financial consulting fees.

Depreciation and Amortization

Depreciation and amortization were approximately $172,000 and $177,000 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $5,000, or 3%, in the current year period.

Selling Expenses

Selling expenses were approximately $379,000 and $442,000 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $63,000, or 14%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. The decline in selling expenses is primarily due to a lower employee headcount in our sales department as well as lower tradeshow costs in the current year period. We expect tradeshow expenses to continue to decline this year in the post CoV-2 world, as physical distancing continues to remain in effect. We expect to increase our sales team during 2020 to address the increase in the demand for our products and services.

Research and Development

Research and development expenses were approximately $59,000 and $93,000 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $34,000, or 36%, in the current year period. The primary reason for the decrease is attributable to the timing of costs related to testing and studies that occurred in the same prior period.

Equity Compensation Expense

Equity compensation expense was approximately $183,000and $81,000 for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $102,000 or 136%.

Consulting Fees

Consulting fees were approximately $82,000 and $35,000 for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $47,000, or 133%, in the current year period. The increase is due to the timing of certain projects that occurred in the first quarter of 2020 that did not occur in the same prior year period.

General and Administrative Expense

General and administrative expense was approximately $818,000 and $695,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of $123,000, or 18%, in the current year period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages as well as an increase in international product registration. General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

Other Income and Expense

Amortization of debt discount was approximately $0 and $17,534 for the three months ended March 31, 2020 and 2019, respectively. Amortization of debt discount for the three months ended March 31, 2020 and 2019, consists of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was approximately $500 and $1,000 for the three months ended March 31, 2020 and 2019, respectively.

Interest expense was approximately $41,000 and $50,000 for the three months ended March 31, 2020 and 2019, respectively. Interest expense for the three months ended March 31, 2020 and 2019 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017 of which $4,500,000 was converted to common stock in March, 2020 and the remaining $500,000 was paid in cash in March 2020.

Net Income (Loss)

Net income was approximately $2,619,000 compared to a net loss of approximately ($935,000) for the three months ended March 31, 2020 and 2019, respectively, an increase in net income of $3,554,000, or 380%, in the current year period. The primary reasons for the higher net income is attributable to:

●
Higher sales and gross profit of approximately $5,800,000 and $3,729,000, respectively;
●
Lower other expenses of approximately $27,000, offset by
●
Higher operating expenses of approximately $202,000;

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of approximately $3,756,000 and working capital of $6,365,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,332 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash.

For the three months ended March 31, 2020 we generated income from operations of approximately $2,659,000 and for the three months ended March 31, 2019 we incurred losses from operations of approximately ($868,000).  The cash provided from operations for the three months ended March 31, 2020, was approximately $3,316,000. The cash used in operations was approximately ($649,000) for the three months ended March 31, 2019.

During the first quarter of 2020, due to the SARS CoV-2 uncertainty and to mitigate our credit risk, we modified our customer payment terms requiring a 50%-100% deposit on most equipment orders which improved our cash flows and liquidity. We had customer deposits of approximately $1,017,000 as of March 31, 2020.

As of March 31, 2020, in response to our inventory order quantities and request for expediting our products, our vendors required us to place deposits of approximately $1,267,000 on future inventory orders.

A breakdown of our statement of cash flows for the three months ended March 31, 2020 and 2019 is provided below:

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020 was approximately $3,316,000, compared to cash used in operations for the three months ended March 31, 2019 of approximately ($649,000). Our cash provided by operations improved in the current year period as a result of increased revenue, net income and customer deposits placed on future orders offset by increased accounts receivable and vendors deposits.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 and 2019 was approximately $15,000 and $160,000, respectively. Cash used in investing activities decreased approximately $145,000 primarily due to software development costs and the acquisition of fixed assets in the prior year period.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 and 2019 were approximately $443,000 and $0, respectively. The cash used in financing activities increased in the current period due to the repayment of the principal balance of the convertible note of $500,000 offset by proceeds from the exercise of warrants in the amount of $57,500.

Our revenues can fluctuate due to the following factors, among others:

●
Ramp up and expansion of our internal sales force and manufacturers’ representatives;
~~●~~
Length of our sales cycle;
●
Global response to the outbreak of SARS CoV-2;
●
Expansion into new territories and markets; and
●
Timing of orders from distributors.

We could incur operating losses and an increase of costs related to the continuation of product and technology development, and sales expense as we continue to grow our sales teams and geographic presence, tooling capital expenditures as we ramp up and streamline our production and administrative activities including compliance with Sox 404.

Management has taken and will endeavor to continue to take a number of actions in order to improve our results of operations and the related cash flows generated from operations in order to strengthen our financial position, including the following items:

●
Expanding our label with the EPA to further our product registration internationally;
~~●~~
Continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in all verticals;
●
Source alternative lower-cost suppliers;
●
Expansion of international distributors; and
●
Continued growth in all of our verticals.

We expect that the cash we generate from our core operations will generally be sufficient to cover our future capital expenditures and to pay down our near-term debt obligations, although we may choose to seek alternative financing sources.

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

Title and risk of loss generally pass to our customers upon shipment. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Shipping and handling costs charged to customers are included in Product Revenues. The associated expenses are treated as fulfillment costs and are included in Cost of Revenues. Revenues are reported net of sales taxes collected from Customers.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2020	2019
SteraMist Product	$6,638,000	$1,029,000
Service and Training	415,000	224,000
Total	$7,053,000	$1,253,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2020	2019
United States	$3,569,000	$1,136,000
International	3,484,000	117,000
Total	$7,053,000	$1,253,000

Product revenue includes sales from our standard and customized equipment, solution and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products.

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

Contract Balances

As of March 31, 2020, and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.

We have elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturer assumes the warranty against product defects for one year from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.

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

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing the Company’s net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2020 and 2019.

Recent Accounting Pronouncements

None applicable.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 above.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 405 under the Securities Act of 1933, as amended, and Rule 12b-2 under the Exchange Act and are not required to disclose the information required by this Item 3 pursuant to Item 305(e) of Regulation S-K.

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

Item 1A. Risk Factors.

While, as a smaller reporting company, we are not required to provide the information required by this Item 1A, you should carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 14, 2020	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	PPP Note					X

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.