Form 10-Q
period 2020-06-30
TOMI Environmental Solutions, Inc.
filed 2020-08-14
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 10, 2020, the registrant had 133,968,117 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “assume,” “can,” “could,” “plan,” “predict,” “should” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	June 30, 2020 (Unaudited)	December 31, 2019
Cash and Cash Equivalents	$6,268,061	$897,223
Accounts Receivable - net	4,591,061	1,494,658
Inventories (Note 3)	2,759,299	2,315,214
Vendor Deposits (Note 4)	568,599	141,052
Prepaid Expenses	257,981	187,664
Total Current Assets	14,445,001	5,035,811

Property and Equipment – net (Note 5)	1,200,510	1,367,864

Other Assets:
Intangible Assets – net (Note 6)	752,316	939,010
Operating Lease - Right of Use Asset (Note - 7)	653,626	674,471
Capitalized Software Development Costs - net (Note 8)	73,327	94,278
Other Assets	302,429	114,033
Total Other Assets	1,781,698	1,821,792
Total Assets	$17,427,209	$8,225,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$3,012,832	$713,222
Accrued Expenses and Other Current Liabilities (Note 14)	710,270	450,112
Accrued Officers Compensation	31,058	-
Accrued Interest (Note 10)	-	66,667
Customer Deposits	32,040	-
Current Portion of Long-Term Operating Lease	76,266	71,510
Convertible Notes Payable, net of discount of $0
at December 31, 2019 (Note 10)	-	5,000,000
Total Current Liabilities	3,862,466	6,301,511

Long-Term Liabilities:
Loan Payable (Note 16)	410,700	-
Long-Term Operating Lease, Net of Current Portion (Note 7)	995,068	1,034,413
Total Long-Term Liabilities	1,405,768	1,034,413
Total Liabilities	5,268,235	7,335,924

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;par value $0.01 per share, 1,000,000 shares authorized; 510,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	5,100	5,100
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 133,752,600 and 124,700,418 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	1,337,525	1,247,004
Additional Paid-In Capital	48,039,415	43,136,683
Accumulated Deficit	(37,223,066)	(43,499,244)
Total Shareholders’ Equity	12,158,974	889,543
Total Liabilities and Shareholders’ Equity	$17,427,209	$8,225,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales, net	$10,028,497	$1,638,674	$17,081,915	$2,891,332
Cost of Sales	4,463,602	663,362	7,029,012	1,156,672
Gross Profit	5,564,895	975,312	10,052,903	1,734,660

Operating Expenses:
Professional Fees	54,831	108,923	190,956	214,404
Depreciation and Amortization	172,298	179,535	344,207	356,380
Selling Expenses	388,827	518,546	767,472	960,216
Research and Development	141,123	68,659	200,581	161,236
Equity Compensation Expense (Note 11)	114,293	6,116	297,065	87,033
Consulting Fees	69,705	20,261	151,250	55,267
General and Administrative	967,158	608,605	1,785,303	1,303,485
Total Operating Expenses	1,908,235	1,510,645	3,736,834	3,138,021
Income (loss) from Operations	3,656,660	(535,333)	6,316,069	(1,403,361)

Other Income (Expense):
Amortization of Debt Discounts	-	-	-	(17,534)
Interest Income	1,043	629	1,585	1,659
Interest Expense	(787)	(50,000)	(41,476)	(100,000)
Total Other Income (Expense)	256	(49,371)	(39,891)	(115,875)

Income (loss) before income taxes	3,656,916	(584,704)	6,276,178	(1,519,236)
Provision for Income Taxes (Note 17)	-	-	-	-
Net Income (loss)	$3,656,916	$(584,704)	$6,276,178	$(1,519,236)

Net income (loss) Per Common Share
Basic	$0.03	$(0.00)	$0.05	$(0.01)
Diluted	$0.02	$(0.00)	$0.04	$(0.01)

Basic Weighted Average Common Shares Outstanding	133,541,403	124,699,539	130,172,111	124,679,534
Diluted Weighted Average Common Shares Outstanding	148,558,078	124,699,539	145,188,786	124,679,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For the six months ended June 30, 2020
	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at December 31, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(43,499,243)	$889,543

Equity Compensation					324,254		324,254
Common Stock Issued for Services Provided			400,000	4,000	44,000		48,000
Conversion of Notes Payable into Common Stock			8,333,332	83,333	4,416,667		4,500,000
Warrants and Options Exercised			318,850	3,189	117,811		121,000
Net Income for the six months ended June 30, 2020						6,276,178	6,276,178
Balance at June 30, 2020	510,000	$5,100	133,752,600	$1,337,525	$48,039,415	$(37,223,065)	$12,158,974

	For the six months ended June 30, 2019
	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2018	510,000	$5,100	124,290,418	$1,242,904	$42,948,705	$(41,201,511)	$2,995,198

Equity Compensation					146,878		146,878
Common Stock Issued for Services Provided			410,000	4,100	41,100		45,200
Net Loss for the six months ended June 30, 2019						(1,519,236)	(1,519,236)
Balance at June 30, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(42,720,747)	$1,668,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For the three months ended June 30, 2020
	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at March 31, 2020	510,000	$5,100	133,517,083	$1,335,170	$47,863,978	$(40,879,982)	$8,324,265

Equity Compensation					114,293		114,293
Warrants and Options Exercised			235,517	2,355	61,145		63,500
Net Income for the three months ended June 30, 2020						3,656,916	3,656,916
Balance at June 30, 2020	510,000	$5,100	133,752,600	$1,337,525	$48,039,415	$(37,223,065)	$12,158,974

	For the three months ended June 30, 2019
	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at March 31, 2019	510,000	$5,100	124,690,418	$1,246,904	$43,129,467	$(42,136,043)	$2,245,428

Equity Compensation					6,116		6,116
Common Stock Issued for Services Provided			10,000	100	1,100		1,200
Net Loss for the three months ended June 30, 2019						(584,704)	(584,704)
Balance at June 30, 2019	510,000	$5,100	124,700,418	$1,247,004	$43,136,683	$(42,720,747)	$1,668,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED )

	For the Six Months Ended June 30,
	2020	2019
Cash Flow From Operating Activities:
Net Income (loss)	$6,276,178	$(1,519,236)
Adjustments to Reconcile Net Income (loss) to		.
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	344,207	356,380
Amortization of Lease Liability	78,657	79,289
Amortization of Debt Discount	-	17,534
Amortization of Software Costs	20,950	-
Equity Compensation Expense	297,065	87,033
Value of Equity Issued for Services	48,000	45,200
Reserve for Bad Debt	55,000	(175,000)
Inventory Reserve	(100,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(3,151,403)	983,816
Inventory	(307,829)	179,580
Prepaid Expenses	(70,318)	41,143
Deposits	(427,547)	13,630
Other Assets	(188,396)	(107,364)
Increase (Decrease) in:
Accounts Payable	2,299,610	(123,795)
Accrued Expenses	287,348	43,385
Accrued Interest	(66,667)	-
Accrued Officer Compensation	31,058	(39,833)
Customer Deposits	32,040	(1,486)
Lease Liability	(72,806)	-

Net Cash Provided by (Used in) Operating Activities	5,385,149	(119,725)

Cash Flow From Investing Activities:
Capitalized Software Costs	-	(125,704)
Purchase of Property and Equipment	(46,012)	(127,747)
Net Cash Used in Investing Activities	(46,012)	(253,451)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants and Options	121,000	-
Proceeds from Loan Payable	410,700	-
Repayment of Principal Balance on Convertible Note	(500,000)	-
Net Cash Provided By Financing Activities:	31,700	-
Increase (Decrease) In Cash and Cash Equivalents	5,370,838	(373,176)
Cash and Cash Equivalents - Beginning	897,223	2,004,938
Cash and Cash Equivalents – Ending	$6,268,061	$1,631,762

Supplemental Cash Flow Information:
Cash Paid For Interest	$107,356	$100,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$27,189	$59,845
Conversion of Note Payable into Common Stock	$4,500,000	$-
Equipment, net Transferred to Inventory	$36,256	$-

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

TOMI’s products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, universities and research facilities, vivarium labs, all service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, prisons, and athletic facilities. TOMI products are also used in single-family homes and multi-unit residences. Recently TOMI’s products was included in List N from the EPA to help combat COVID-19. TOMI is actively using its SteraMist brand of products in the frontline for combating COVID-19 around the world.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of them and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and six months ended June 30, 2020 was approximately $48,000 and $73,000, respectively. Bad debt expense for the three and six months ended June 30, 2019 was approximately $(27,000) and $32,000, respectively.

At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $165,000 and $110,000, respectively.

As of December 31, 2019, three customers accounted for 37% of accounts receivable.

One customer/distributor accounted for 13% of net revenue for the six months ended June 30, 2020. One customer accounted for 26% of net revenue for the three months ended June 30, 2019 and two customers accounted for 29% of net revenue for the six months ended June 30, 2019.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 and $100,000 as of June 30, 2020 and December 31, 2019, respectively.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and six months ended June 30, 2020 was $10,475 and $20,950, respectively.

Accounts Payable

As of June 30, 2020, two vendors accounted for approximately 64% of accounts payable. As of December 31, 2019, one vendor accounted for approximately 40% of accounts payable.

For the three and six months ended June 30, 2020, two vendors accounted for 78% and 80% of cost of sales, respectively. For the three and six months ended June 30, 2019, one vendor accounted for 79% and 74% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2020, and December 31, 2019, our warranty reserve was $90,000 and $30,000, respectively (See Note 15).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2020 and December 31, 2019. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of June 30, 2020 consisted of 13,696,675 shares of common stock issuable upon exercise of outstanding warrants, 810,000 shares of common stock issuable upon outstanding options and 510,000 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

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

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 15.0 million and 27.6 million shares of common stock were outstanding at June 30, 2020 and December 31, 2019, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2019 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended June 30, (Unaudited)
	2020	2019
Net Income (Loss)	$3,656,916	$(584,704)
Adjustments for convertible debt - as converted
Interest on convertible debt	-	50,000
Amortization of debt discount on convertible debt	-	-
Net income (loss) attributable to common shareholders	$3,656,916	$(534,704)
Weighted average number of shares of common stock outstanding:
Basic	133,541,403	124,699,539
Diluted	148,558,078	124,699,539
Net income (loss) attributable to common shareholders per share:
Basic	$0.03	$(0.00)
Diluted	$0.02	$(0.00)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months
	Ended June 30
	(Unaudited)
	2020	2019
Numerator:
Net Income (Loss)	$3,656,916	$(584,704)

Denominator:
Basic weighted-average shares	133,541,403	124,699,539
Effect of dilutive securities
Warrants	13,696,675	-
Convertible Debt	-	-
Options	810,000	-
Preferred Stock	510,000	-
Diluted Weighted Average Shares	148,558,078	124,699,539

Net Income (Loss) Per Common Share:
Basic	$0.03	$(0.00)
Diluted	$0.02	$(0.00)

Note: Warrants, options and preferred stock for the three months ended June 30, 2019 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$3,656,660	$(535,333)
Basic and Diluted Weighted
Average Shares
Basic	133,541,403	124,699,539
Diluted	148,558,078	124,699,539
Basic and Diluted Income (loss) Per Common Share
Basic	$0.03	$(0.00)
Diluted	$0.02	$(0.00)

	For the Six Months Ended June 30, (Unaudited)
	2020	2019

Net Income (Loss)	$6,276,178	$(1,519,236)
Adjustments for convertible debt - as converted
Interest on convertible debt	40,689	100,000
Amortization of debt discount on convertible debt	-	17,534
Net income (loss) attributable to common shareholders	$6,316,867	$(1,401,702)
Weighted average number of shares of common stock outstanding:
Basic	130,172,111	124,679,534
Diluted	145,188,786	124,679,534
Net income (loss) attributable to common shareholders per share:
Basic	$0.05	$(0.01)
Diluted	$0.04	$(0.01)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Six Months
	Ended June 30
	(Unaudited)
	2020	2019
Numerator:
Net Income (Loss)	$6,276,178	$(1,519,236)

Denominator:
Basic weighted-average shares	130,172,111	124,679,534
Effect of dilutive securities
Warrants	13,696,675	-
Convertible Debt	-	-
Options	810,000	-
Preferred Stock	510,000	-
Diluted Weighted Average Shares	145,188,786	124,679,534

Net Income (Loss) Per Common Share:

Basic	$0.05	$(0.01)
Diluted	$0.04	$(0.01)

Note: Warrants, options and preferred stock for the six months ended June 30, 2019 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$6,316,069	$(1,403,361)
Basic and Diluted Weighted
Average Shares
Basic	130,172,111	124,679,534
Diluted	145,188,786	124,679,534
Basic and Diluted Income (loss) Per Common Share
Basic	$0.05	$(0.01)
Diluted	$0.04	$(0.01)

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2020	2019
SteraMist Product	$9,235,000	$1,504,000
Service and Training	793,000	135,000
Total	$10,028,000	$1,639,000

	For the six months ended June 30, (Unaudited)
	2020	2019
SteraMist Product	$15,880,000	$2,533,000
Service and Training	1,202,000	358,000
Total	$17,082,000	$2,891,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2020	2019
United States	$8,392,000	$1,428,000
International	1,636,000	211,000
Total	$10,028,000	$1,639,000

	For the six months ended June 30, (Unaudited)
	2020	2019
United States	$11,961,000	$2,563,000
International	5,121,000	328,000
Total	$17,082,000	$2,891,000

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

Contract Balances

As of June 30, 2020 and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 5,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with the Company at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.  For the six months ended June 30, 2020 and 2019, we issued 400,000 and 400,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2020 and 2019.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2020 were approximately $53,000 and $99,000, respectively. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2019 were approximately $25,000 and $65,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and six months ended June 30, 2020, research and development expenses were approximately $141,000 and $201,000, respectively. For the three and six months ended June 30, 2019, research and development expenses were approximately $69,000 and $161,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, in 2020 on a prospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019
Finished goods	$2,144,725	$2,364,786
Raw Materials	614,574	50,428
Inventory Reserve	-	(100,000)
	$2,759,299	$2,315,214

NOTE 4. VENDOR DEPOSITS

At June 30, 2020 and December 31, 2019, we maintained vendor deposits of $568,599 and $141,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019
Furniture and fixtures	$357,236	$357,236
Equipment	1,292,860	1,355,014
Vehicles	60,703	60,703
Computer and software	189,388	166,598
Leasehold improvements	386,120	362,898
Tenant Improvement Allowance	405,000	405,000
	2,691,307	2,707,449
Less: Accumulated depreciation	1,490,797	1,339,585
	$1,200,510	$1,367,864

For the three and six months ended June 30, 2020, depreciation was $78,950 and $157,513, respectively. For the three and six months ended June 30, 2019, depreciation was $87,160 and $171,626, respectively. For the three and six months ended June 30, 2020 and 2019, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $93,347 and $186,694 for the three and six months ended June 30, 2020, respectively. Amortization expense was $92,377 and $184,754 for the three and six months ended June 30, 2019, respectively.

Definite life intangible assets consist of the following:

	June 30, 2020 (Unaudited)	December 31, 2019
Intellectual Property and Patents	$2,906,507	$2,906,507
Less: Accumulated Amortization	2,666,448	2,479,754
Intangible Assets, net	$240,059	$426,753

Indefinite life intangible assets consist of the following:

Trademarks	$512,257	$512,257
Total Intangible Assets, net	$752,316	$939,010

Approximate future amortization is as follows:

Year Ended:	Amount

July 1 – December 31, 2020	$186,000
December 31, 2021	3,000
December 31, 2022	3,000
December 31, 2023	3,000
December 31, 2024	3,000
Thereafter	42,000
$240,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Operating lease right-of-use asset	$653,626	$674,471
Liabilities:
Current Portion of Long-Term Operating Lease	$76,266	$71,510
Long-Term Operating Lease, Net of Current Portion	995,068	1,034,413
	$1,071,333	$1,105,923

The components of lease expense are as follows within our condensed consolidated statement of operations:

	Three Months Ended June 30, 2020 (Unaudited)	Three Months Ended June 30, 2019 (Unaudited)

Operating lease expense	$39,329	$39,644

	Six Months Ended June 30, 2020 (Unaudited)	Six Months Ended June 30, 2019 (Unaudited)

Operating lease expense	$78,657	$79,289

Other information related to leases where we are the lessee is as follows:

	June 30, 2020 (Unaudited)	December 31, 2019
Weighted-average remaining lease term:
Operating leases	8.75 years	9.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	Three Months Ended June 30, 2020 (Unaudited)	Three Months Ended June 30, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$36,940	$-

	Six Months Ended June 30, 2020 (Unaudited)	Six Months Ended June 30, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$72,806	$-

As of June 30, 2020, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
July 1 – December 31, 2020	$73,881
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
Thereafter	745,183
Total minimum lease payments	1,451,162
Less: Interest	379,829
Present value of lease obligations	1,071,333
Less: Current portion	76,266
Long-term portion of lease obligations	$995,068

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	June 30, 2020	December 31,
	(Unaudited)	2019
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(52,377)	(31,426)
	$73,327	$94,278

Amortization expense for the three and six months ended June 30, 2020 was $10,475 and $20,950, respectively. Amortization expense for the three and six months ended June 30, 2019 was $0.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period. Amortization expense for the three and six months ended June 30, 2020 were $2,540.

We have incurred implementation costs of $9,880 in connection with the cloud computing service contract which have been capitalized in prepaid expenses as of June 30, 2020. In accordance with ASU No. 2018-15, such implementation costs will be amortized once the cloud-based service contract is placed in service.

NOTE 10. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes (the “Notes”) and three-year warrants to purchase an aggregate of 999,998 shares of common stock at an exercise price of $0.69 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $0.54 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date.  Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017.  Interest expense related to the Notes for the three and six months ended June 30, 2020 was $0 and $40,689, respectively. Interest expense related to the Notes for the three and six months ended June 30, 2019 was $50,000 and $100,000, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the three and six months ended June 30, 2019, was $0 and $17,534, respectively.

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

Convertible notes consist of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019

Convertible notes	$-	$5,000,000
Initial discount	-	(53,873)
Accumulated amortization	-	53,873
Convertible notes, net	$-	$5,000,000

NOTE 11. SHAREHOLDERS’ EQUITY

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2020 and December 31, 2019, there were 510,000 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2020 and December 31, 2019, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the six months ended June 30, 2019, we issued 400,000 shares of common stock valued at $44,000 to members of our board of directors (see Note 13). During the six months ended June 30, 2019, we issued 10,000 shares of common stock valued at $1,200 to a consultant.

During the six months ended June 30, 2020, we issued 400,000 shares of common stock valued at $48,000 to members of our board of directors (see Note 13).

In March 2020, 8,333,332 shares of common stock were issued in connection with the conversion of convertible notes payable aggregating $4,500,000 (see Note 10).

In March 2020, 83,333 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $57,500.

In May 2020, 20,000 shares of common stock were issued in connection with the exercise of options for which we received proceeds of $1,000.

In June 2020, 215,517 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $62,500.

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

The following table summarizes stock options outstanding as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	620,000	$0.32	320,000	$0.52
Granted	250,000	0.11	300,000	0.11
Exercised	(20,000)	0.05	-	-
Expired	(40,000)	2.10	—	—
Outstanding, end of period	810,000	$0.17	620,000	$0.32

Options outstanding and exercisable by price range as of June 30, 2020 were as follows:

Outstanding Options			Exercisable Options
Range	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.10	220,000	4.60	220,000	$0.10
$0.11	250,000	3.51	250,000	$0.11
$0.12	200,000	3.52	200,000	$0.12
$0.27	40,000	4.51	40,000	$0.27
$0.55	100,000	5.60	100,000	$0.55

	810,000	4.12	810,000	$0.17

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

In April 2020 we issued a warrant to purchase 100,000 shares of common stock to the CEO at an exercise price of $0.50 per share pursuant to an employment agreement. The warrant was valued at $49,693 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the CEO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.50.

In April 2020 we issued a warrant to purchase 50,000 shares of common stock to the COO at an exercise price of $0.50 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the COO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.50.

In April 2020 we issued a warrant to purchase 50,000 shares of common stock to the CFO at an exercise price of $0.50 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the CFO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.50.

In April 2020 we issued a warrant to purchase 30,000 shares of common stock to a consultant at an exercise price of $0.50 per share. The warrant was valued at $14,908 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the consultant with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.50.

The following table summarizes the outstanding common stock warrants as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	17,240,523	$0.39	26,550,611	$0.34
Granted	1,671,667	0.17	1,300,000	0.11
Exercised	(298,850)	(0.40)	-	-
Expired	(4,916,665)	(0.80)	(10,610,088)	(0.23)
Outstanding, end of period	13,696,675	$0.22	17,240,523	$0.39

Warrants outstanding and exercisable by price range as of June 30, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.08	250,000	3.40	250,000	$0.08
$0.10	1,265,000	3.26	1,265,000	$0.10
$0.12	3,791,667	2.44	3,791,667	$0.12
$0.14	50,000	3.80	50,000	$0.14
$0.15	1,400,000	4.38	1,400,000	$0.15
$0.17	10,000	2.32	10,000	$0.17
$0.27	250,000	1.50	250,000	$0.27
$0.29	4,400,008	1.66	4,400,008	$0.29
$0.30	1,200,000	0.64	1,200,000	$0.30
$0.32	250,000	1.25	250,000	$0.32
$0.42	250,000	1.00	250,000	$0.42
$0.50	480,000	5.10	480,000	$0.50
$0.55	100,000	0.58	100,000	$0.55
	13,696,675	2.35	13,696,675	$0.22

There were no unvested warrants outstanding as of June 30, 2020.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

We may become a party to litigation in the normal course of business.  In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows. In addition, from time to time, we may have to file claims against parties that infringe on our intellectual property.

Product Liability

As of June 30, 2020, and December 31, 2019, there were no claims against us for product liability.

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

NOTE 13. CONTRACTS AND AGREEMENTS

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

For the six months ended June 30, 2020, we issued an aggregate of 400,000 shares of common stock that were valued at $48,000 to members of our board of directors.

Manufacturing Agreement

In June 2020 we entered into a new manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum payments under the contract are as follows:

Year Ended:	Amount

July 1 – December 31, 2020	$15,000
December 31, 2021	30,000
December 31, 2022	30,000
December 31, 2023	30,000
December 31, 2024	30,000
Thereafter	15,000
$150,000

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of June 30, 2020, we had entered into 167 agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements

NOTE 14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2020 (Unaudited)	December 31, 2019
Commissions	$268,378	$112,102
Payroll and related costs	116,345	167,689
Director fees	41,250	41,250
Sales Tax Payable	129,052	21,814
Accrued warranty (Note 15)	90,000	30,000
Other accrued expenses	65,245	77,257
Total	$710,270	$450,112

NOTE 15. ACCRUED WARRANTY

Our manufacturers assume warranty against product defects, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. The warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate warranty costs based on historical warranty claim experience.

The following table presents warranty reserve activities at:

	June 30, 2020 (Unaudited)	December 31, 2019
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	61,864	2,609
Settlement of warranty claims	(1,864)	(2,609)
Ending accrued warranty costs	$90,000	$30,000

NOTE 16. LOAN PAYABLE

On April 21, 2020, TOMI Environmental Solutions, Inc. (the "Company") received $410,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 21, 2020 (the "Note") in the principal amount of $410,700 with City National Bank (the "Bank"), the lender. Interest expense for the three months ended June 30, 2020 was $787.

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

NOTE 17. INCOME TAXES

For the three and six-months months ended June 30, 2020 and 2019, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of June 30, 2020 and December 31, 2019, we recorded a valuation allowance of $3,742,000 and $5,580,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $1,838,000 during the six months ended June 30, 2020, primarily due to U.S. deferred tax assets incurred in the current period that cannot be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 18. CUSTOMER CONCENTRATION

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

One customer/distributor accounted for 13% of net revenue for the six months ended June 30, 2020.

NOTE 19. SUBSEQUENT EVENTS

In July 2020, 215,517 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $62,500.

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

SteraMist® Binary Ionization Technology® allows a facility to have a mechanical method of cleaning using a Hospital-HealthCare disinfectant which is an EPA registered tool and solution to replace flawed manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. This year TOMI’s EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses. BIT™ is also listed on EPA’s List G (Norovirus), H (MRSA), K (C. diff), L (Ebola), M (Avian flu or Influenza) and N (Emerging Viral Pathogens including SARS-CoV-2).  TOMI maintains this registration in 50 states, Canada, and approximately 33 other countries.

Markets

TOMI’s SteraMist® products are designed to address a wide spectrum of industries using ionized Hydrogen Peroxide (iHP™). In second quarter of 2020, our operations were changed into four main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network (TSN) and Food Safety.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems, routine & emergency iHP™ Service, validations and qualifications, and onsite performance maintenance requests – Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of the type of facility requiring or requesting SteraMist® treatment.

Divisions

Hospital-Healthcare

TOMI’s Hospital-HealthCare customer list continues to grow with the closing of every quarter. TOMI’s SteraMist® Hospital Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit and accompanying supplies, continues to assist medical staff with emergency response and turnaround for new and established protocols. The SteraMist® Hospital disinfection cart, recently modified for further ease and mobility, allows customers within the hospital-healthcare industry to address concerns of the cross-contamination of dangerous bacteria and viral pathogens in which some can lead to HAIs stemming from existing and emerging pathogens, as well as multiple drug resistant organisms (MDRO’s). SteraMist® technology allows a manual cleaning protocol lasting 90 minutes to be reduced to 55 minutes, including the changing of bed linens, as confirmed by the Shield Study at UCLA, a study which will be expanding throughout other areas of one of the hospitals participating in the study. This mobile consolidation solution has resulted in remarkable results for facilities utilizing our technology. We were shortly followed by the official listing of SteraMist in the EPA’s List N, for disinfectant use against the SARS-CoV-2 Coronavirus.

Life Sciences

TOMI’s SteraMist® Environment System, Custom Engineered Solutions, the SteraMist® Select Surface Unit, custom iHP™ implementation to decontamination chambers and cage washers, and our iHP™ Service Division, are designed to be tailored to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry. In addition, TOMI has worked alongside many research universities and government agencies in the effort to test SteraMist efficacy on the disinfection and reprocessing of N95 masks and other equivalent PPE, with results that indicate that the use of SteraMist iHP™ will not reduce mask efficacy, including on those containing 10% or less of cellulose. SteraMist has also been included in studies observing the effects of iHP disinfection on the reduction of Syphacia obvelata pinworm ova presence in rodent cages, which indicated positive results.

TOMI Service Network

The TOMI Service Network, or TSN, is an expansive network consisting of third-party professionals specializing in a wide array of disciplines who are exclusively licensed and trained to use the SteraMist® products. TOMI sells, trains, and services a wide array of professional remediation companies in the use of SteraMist® through the TSN division. This allows for increased accessibility of BIT™ to facilities in need of local routine and emergency disinfection and decontamination.

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

Sales of BIT™ Solution make up a large amount of our consistent revenue stream, and members of the TOMI Service Network are a large portion of those recurring sales. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements, allowing us to expand our network and further penetrate existing markets and additional markets. The TSN network has grown significantly to date in 2020, with the total number of service providers currently at one hundred and sixty-seven (167), and with two recent new providers located in Hawaii and New Mexico, our network membership now spans across forty-six (46) U.S. States and two (2) Canadian provinces.

Food Safety

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

This year TOMI received two (2) additional published Food Safety papers testing the efficacy and impact of the iHP™ process or our cold plasma arc when compared to soaking in hydrogen peroxide only. The studies detailed positive effects of SteraMist on various aspects of fresh produce quality and storage methods. Further, a fourth paper is set to be published shortly on the SteraMist claim of no residue left behind after treatment.

These published studies discuss the positive effect of using SteraMist in helping decrease pathogens in food safety. TOMI’s objective for the Food Safety industry is to prevent and/or minimize food decay without the use of harsh chemicals that leave toxic residues, which could create a lucrative opportunity to supplement or replace current pesticides and fungicides currently being used by industry leaders.

Although COVID-19 has delayed a significant increase in our Food Safety division, the SteraMist Select Surface Unit has been proven effective for the industry. In the second quarter of 2020, the USDA (United States Department of Agriculture), FSIS (Food Safety and Inspection Service) and OPHS Office of Public Health and Safety) purchased three of these units. FSIS, a public health regulatory agency of the USDA, protects consumers by ensuring that meat, poultry, and egg products are safe, wholesome, and accurately labeled. FSIS has three laboratories located in Athens, GA, St. Louis, MO, and Albany, CA. These regulatory labs analyze meat, poultry and egg products, to ensure that they are free of adulteration. The labs are part of the critical infrastructure of the country and continue to operate during the coronavirus pandemic to provide a safe supply of food products. As the Select Surface unit is portable and flexible, the disinfection unit can be used in multiple areas and on different types of surfaces, which is ideal for these labs. The units were purchased initially to provide lab workers a safe environment to work in, however, since SteraMist technology inactivates viruses and kills bacteria. The units will also be useful after the threat of the current pandemic ends as the Microbiology labs at all 3 sites handle a variety of pathogenic bacteria routinely.

Recently, the USDA research, education, and economics mission area in the Northeast purchased a SteraMist Select Surface unit. And, TOMI is seeing a slight increase in the interest of Universities assembling funding to purchase SteraMist disinfection for their dining halls in order to bring students back to school and open their dining halls and cafes. Further, one of our initial Food Safety customers, is looking to purchase a second SteraMist Environment system for the disinfecting of their production areas and process equipment expanding to multiple facilities.

Business Highlights and Recent Events

SARS CoV-2 coronavirus:

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries. We have been working relentlessly with organizations to address the concerns and provide solutions for disinfecting and decontamination of the SARS CoV-2 coronavirus. The outbreak has increased the demand for TOMI products and services. Since COVID-19 people see germs in a different way and there is no reason to think that will change back to the way the world was pre COVID-19. We also anticipate that the outbreak will change requirements and protocols for disinfecting and decontamination worldwide, of which SteraMist will be a solution. We are working with our existing and new customers to develop and/or upgrade their existing processes and requirements for disinfecting and decontamination.

We have been addressing the increased demand for our products as follows: (i) cooperation of our supply chain to expedite product, (ii) increase our staff to be able to receive and ship orders to meet customer timelines (iii) increase our customer service support to answer questions and solve issues and (iv) working with our TOMI service network to ensure that resources are deployed in a timely manner. In addition, we increased our production capacity as we entered into an agreement with a second vendor to build our SteraMist products.

Customers:

In response to the increased demand due to the global pandemic outbreak, our customer list experienced continued growth during the second quarter 2020. Globally, we added eighty-seven (87) new customers across all our divisions for the three months ended June 30, 2020. This represents a three hundred and fifty-eight (358%) percent increase over the second quarter of 2019.

Our TSN division added thirty-five (35) new service providers for the three months ended June 30, 2020, an increase of 1067% compared to the second quarter of 2019. TSN was the key division to address the demand for disinfecting and decontamination services during the outbreak. We anticipate that TSN will continue to service the new customers as a result of the outbreak, as customers update their procedures and requirements with these services.

Our Hospital-Healthcare division added twenty-seven (27) new healthcare facilities for the three months ended June 30, 2020 which represents 575% increase compared to the prior year period.

Revenues:

Total revenue for the three months ended June 30, 2020 and 2019, was $10,028,000 and $1,639,000, respectively, representing an increase of $8,389,000, or 512% compared to the same prior year period. For the six months ended June 30, 2020 and 2019, our total revenue was $17,082,000 and $2,891,000, respectively, representing an increase of $14,191,000, or 491% compared to the same prior year period.

The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the SARS CoV-2 coronavirus global pandemic. Through June 2020 we have seen significant demand for our product with our Hospital-Healthcare, TSN, Commercial and Residential, Education, First responders (fire, police and prisons) and Transportation markets as a result of the SARS CoV-2 coronavirus global pandemic. We expect the revenue to continue to grow as our customers update their operation requirements to include disinfecting and decontamination services into their regular routines.

SteraMist product-based revenues for the three months ended June 30, 2020 and 2019, were $9,235,000 and $1,504,000, representing an increase of $7,731,000 or 515% when compared to the same prior year period. Product based revenues for the six months ended June 30, 2020 and 2019, were $15,880,000 and $2,533,000, representing an increase of $13,347,000 or 527% when compared to the same prior year period. The growth is attributable to increased mobile equipment orders and solution orders from our existing customer base as well as our new customers. We expect solution orders to continue to grow as the new and existing customers adopt new protocols for disinfecting and decontamination services. We cannot determine the frequency or quantities at this time, as the industry is rapidly evolving.

Our service-based revenue for the three months ended June 30, 2020 and 2019, was $793,000 and $135,000, respectively, representing a year over year increase of 487%. For the six months ended June 30, 2020 and 2019, our service-based revenue was $1,202,000 and $358,000, representing an increase of $844,00 or 236% when compared to the same prior period in 2019. The increase in our service-based revenue was attributable to higher training sales recorded in connection with onboarding new customers and increased iHP service jobs.

Our domestic revenue for the three months ended June 30, 2020 and 2019 was $8,392,000 and $1,428,000, respectively, an increase of $6,964,000, or 488% when compared to the same prior year period. For the six months ended June 30, 2020 and 2019, our domestic revenues were $11,961,000 and $2,563,000, representing an increase of $9,398,000 or 367%. The increase was primarily due to the growth in our TSN network and in our Hospital-Healthcare customers.

Internationally, our revenue for the three months ended June 30, 2020 and 2019, was approximately $1,636,000 and $211,000, respectively, representing an increase of $1,425,000 or 675% when compared to the second quarter of 2019. For the six months ended June 30, 2020 and 2019, our international revenues were $5,121,000 and $328,000, representing an increase of $4,793,000 or 1,461%. The increase in our international revenue was attributable to the increased use and expansion of our SteraMist® line of products in Canada, Europe, Asia and the Middle East. We expect our international revenue to continue to grow as more countries adopt our products and services as well as change their disinfecting and decontamination requirements.

Our Hospital-Healthcare revenues grew by approximately 227% in the second quarter of 2020 when compared to the same prior year period. The growth was primarily attributable to the significant demand for our product as a result of the SARS CoV-2 coronavirus global pandemic. We anticipate continued growth in this sector as hospital-healthcare facilities review and adopt mechanical cleaning in lieu or in combination to manual spray and wipe techniques to address this current and future outbreaks. Prior to the current outbreak this industry has been changing towards mechanical cleaning. We cannot predict the volume of future orders; however, we anticipate continued growth moving into 2021.

We expanded TSN membership and grew TSN revenue in the second quarter of 2020 by 1,392% when compared to the same prior year period. The growth in revenue was largely due to the increased demand for disinfecting and decontamination technologies in response to their clients’ needs to fight the SARS CoV-2 coronavirus pandemic.

We grew our second quarter 2020 Life Science based revenue by 178% compared to the second quarter of 2019.

Events:

Following are the significant events during the second quarter 2020:
●
April 23, 2020 – Study results showcasing SteraMist® efficacy on the disinfection and reuse of N95 masks published.
●
April 27, 2020 – SteraMist® Deployed to Meet Urgent Need for Decontamination and Reuse of N95 Masks for Healthcare Workforce.
●
April 28, 2020 – SteraMist® Disinfection Used to Combat Coronavirus Throughout the United States with Expansion of its Service Network.
●
April 29, 2020 – SteraMist® Demand for SteraMist BIT Solution Surges.
●
June 25, 2020-TOMI Adds Additional Manufacturer to Produce SteraMist® Equipment, Planet Innovation, increasing production capacity for a greater global footprint.

During the second quarter of 2020, we experienced the following:

●
Grew quarter over quarter revenue by $8,389,000 or 512%.
●
Sold 250 machines and added 87 new customers.
●
Increased demand on solution re-orders as disinfecting and decontamination procedures have increased exponentially across the world.
●
Saw an increase in Hospital-Healthcare customers purchasing multiple SteraMist units in order to deploy throughout multiple locations and/or areas within a facility.
●
Service revenue increased exponentially as the outbreak spread and demand for disinfecting and decontamination services grew.
●
Saw an increase in servicing national accounts across multiple facilities both via iHP Corporate Service and our TSN.
●
Continued surge in demand in TSN with the addition of 37 new providers, increased ordering of new and additional equipment and the consistent reordering of solution.
●
New policy requires a 50% deposit on equipment and solution orders with balance due on most orders prior to final shipment of products.
●
New channels were opened as disinfecting and decontamination protocols have been firmly implemented and enhanced across the world. To date, TOMI has shipped equipment to and onboarded a total of twenty-seven (27) customers in a variety of new commercial channels, both in domestic and international territories. These customers include but are not limited to use sites such as aviation aircraft (both fixed-wing aircraft planes and helicopters), FAA air traffic towers, prisons, police and fire departments, manufacturing companies, automobile, marine, education, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist throughout their community.
●
TOMI’s increased demand of product and services has led to the hiring and onboarding of additional employees to assist in a wide variety of company operations, including but not limited to accounting, procurement, customer satisfaction, and quality control.

Subsequent Events:

Following are the significant events during the third quarter 2020:
●
TOMI continues to see increased domestic and international demand for its products over the foreseeable future
●
TOMI continues to expand its markets substantially, domestically and internationally. For example, in military civil defense and homeland security in foreign lands.
●
July 23, 2020 – Study Detailing Positive Effects of SteraMist on Various Aspects of Fresh Produce Quality and Storage Published.
●
July 27, 2020 - TOMI Announces Completion and Testing Trial of Its First Disinfection Robot.
●
TOMI enters into three separate AMR (Automatous Mobile Robots) manufacturing agreements globally for “SteraBot” TOMI’s disinfecting automatous robot.

Research Studies:

An article was published with our long-term customer, Dana Farber in Boston on the research studies and protocol developments of the decontamination of N95 masks and face shields. This protocol is under review with the FDA and allows for the disinfection of 2,000 masks in two (2) hours. Similar protocols developed at the University of Iowa and Cedars Sinai of Los Angeles are also under review with the FDA allowing for tens of thousands of PPE reprocessing daily.

TOMI is also moving forward with testing on 1% BIT Solution in preparation of another EPA label as we passed the third milestone for EPA review and our PRIA date is set in December 2020.

We are working with our German Aircraft partner and Boeing in a third-party test required for the aviation industry. TOMI will incur no costs for this work as both testing partners are clients.

TOMI is working with the Virginia State University Agricultural Research Station and its partner, Arkema on a food safety pilot study based on novel, nonthermal, and environmentally friendly technology to control foodborne pathogens on industrial hemp seed and strawberry as representative model foods. The study will investigate the efficacy of aerosolized hydrogen peroxide in inactivating foodborne pathogens – determining the optimum treatment conditions on microbial and physical quality of the two model products.

We continue to participate in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. The University of Michigan, a recognized teaching university hospital, was to join the California hospitals in this Shield Study in 2020, allowing for additional collection of data to validate the value of SteraMist® technology in hospitals, this expansion has been postponed until the threat of COVID-19 decreases and on-site EVS training can continue.

Product Development:

We continue to enhance and develop new SteraMist products:

●
Model HHA-103. We released the upgraded SteraMist Surface Unit model, the HHA-103. This model keeps the same functionality of the previous model with the featured addition of a new Harting™ Camlock port to the unit. This upgraded port allows for an easier secure connection between the applicator and the Surface Unit. Additionally, the unit features additional room within the unit for applicator and accessory storage.

●
Mobile 90-degree applicator. We released a stainless-steel mobile 90-degree applicator to address the mobile treatment and decontamination of BSC cabinets and isolators. The 90-degree applicator product has led to a partnership with a large design and manufacturing company of washing and contamination control systems, and we plan on installing an all-in-one disinfection solution to Gnotobiotic Housings with our partner.

●
SteraMist Total Disinfection Cart. We upgraded the Cart with improved mobility, extra space compartments, and an improved locking mechanism.

●
The SteraMist Select Surface Unit. It has been proven in the Life Sciences industry, and recently in the second quarter of 2020, the USDA (United States Department of Agriculture), FSIS (Food Safety and Inspection Service) and OPHS ( Office of Public Health and Safety) facilities each purchased TOMI’s SteraMist Select Surface Units for testing and research on their chicken production labs throughout the nation.

●
SteraMist Robot “SteraBot”. TOMI along with three of our global partners have jointly designed, tested and produced the SteraMist disinfection robots. The robot will leverage the latest technologies in Automatic Guided Vehicle and will be able to map a new environment, perform autonomous navigation and conduct disinfection routine based on propriety algorithms. We are currently conducting extensive trials of the prototype disinfection SteraMist robot “SteraBot”.

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

Registrations & Intellectual Property (IP)

TOMI continues to expand its Intellectual Property protecting both trademarks and patents (design and utility). To date TOMI has over 40 published, granted, or pending design and utility patents or patent applications worldwide. This includes continuation in-part and patent cooperation treaty filings (CIP and PCT), national stage applications, and a Paris Convention application for countries included but not limited to European Union, Israeli, Singapore, and Canada for our two recently published patents in the United States, Decontamination Device and Method using Ultrasonic Cavitation and Method and System for Decontamination Small Enclosures.

Further, TOMI has over one hundred and sixty (160) trademarks worldwide between word and logo marks either active or pending acceptance. This includes, our most recent application for the SteraMist robot product line, SteraBot.

In February 2020, SteraMist equipment and BIT solution was registered with the Chinese Center for Disease Control and Prevention (China CDC). After a three (3) year-long submission process, we recently received confirmation that two (2) separate registrations - SteraMist equipment registration and BIT solution registration - have now been officially approved and registered with the China CDC. SteraMist is now the industry standard for disinfection throughout all of China. This registration allows China to take advantage of SteraMist disinfection and decontamination in a variety of verticals such as healthcare, pharmaceutical, commercial and residential, schools, and throughout the community. TOMI is in discussions with many companies for implementation of SteraMist throughout the Asian markets.

In March 2020, our Binary Ionization Technology® (BIT™) Solution qualified to meet the EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides with the SteraMist Environment System for room fogging/misting against SARS-CoV-2, the novel coronavirus that causes COVID-19. The EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides is important because the occurrence of emerging viral pathogens is less common and predictable than established pathogens and there are currently no other EPA-registered combined whole room and portable technology and disinfectant solutions disinfectants with EPA product labels with claims against COVID-19. SARS-CoV-2, the novel coronavirus that causes COVID-19 qualifies as an emerging viral pathogen. Our Binary Ionization Technology (BIT) Solution, used exclusively in tandem with SteraMist equipment including the Surface Unit and Environment System, is currently listed on List G for Norovirus, List H for MRSA, List K for Clostridium difficile spores, List L for Ebola, List M for H1N1, and now List N: Disinfectants for Use Against SARS-CoV-2. With labeled efficacy for large and small enveloped viruses in addition to other pathogens, we have confidence this EPA addition will support client efforts to reduce the ongoing spread of the COVID-19.

Financial Operations Overview

Our financial position as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020 (Unaudited)	December 31, 2019
Total shareholders’ equity	$12,159,000	$890,000
Cash and cash equivalents	$6,268,000	$897,000
Accounts receivable, net	$4,591,000	$1,495,000
Inventories, net	$2,759,000	$2,315,000
Prepaid expenses	$258,000	$188,000
Vendor Deposits	$569,000	$141,000
Current liabilities (excluding convertible notes)	$3,862,000	$1,302,000
Convertible notes payable, net	$-	$5,000,000
Long-term liabilities	$1,406,000	$1,034,000
Working Capital (excluding convertible notes)	$10,583,000	$3,734,000
Working Capital (including convertible notes)	$10,583,000	$(1,266,000)

During the six months ended June 30, 2020, our liquidity positions were affected by the following:

●
Net cash provided from operations of $5,385,000
●
Proceeds from loan payable of $411,000
●
Proceeds from exercise of outstanding warrants and options to purchase common stock of $121,000
●
Conversion of convertible notes payable with a principal balance of $4,500,000 into shares of common stock
●
Repayment of convertible note payable with a principal balance of $500,000

Results of Operations for the Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue, Net	$10,028,000	$1,639,000	$8,389,000	512%	$17,082,000	$2,891,000	$14,191,000	491%
Gross Profit	5,565,000	975,000	4,590,000	471%	10,053,000	1,735,000	8,318,000	479%
Total Operating Expenses (1)	1,908,000	1,511,000	397,000	26%	3,737,000	3,138,000	599,000	19%
Income (Loss) from Operations	3,657,000	(535,000)	4,192,000	NM	6,316,000	(1,403,000)	7,719,000	NM
Total Other Income (Expense)	-	(49,000)	49,000	NM	(40,000)	(116,000)	76,000	NM
Net Income (Loss)	$3,657,000	$(585,000)	$4,242,000	NM	$6,276,000	$(1,519,000)	$7,795,000	NM
Basic Net Income (Loss) per share	$0.03	$(0.00)	$0.03	NM	$0.05	$(0.01)	$0.06	NM
Diluted Net Income (Loss) per share	$0.02	$(0.00)	$0.02	NM	$0.04	$(0.01)	$0.05	NM

(1)
Includes $114,000 and $6,000 in non-cash equity compensation expense for the three months ended June 30, 2020 and 2019, respectively. Includes $297,000 and $87,000 in non-cash equity compensation expense for the six months ended June 30, 2020 and 2019, respectively.
(2)
NM – Not Meaningful

Net income was $3,657,000 compared to a net loss of ($585,000) for the three months ended June 30, 2020 and 2019, respectively, an increase in net income of $4,242,000, or 725%, in the current year period. The primary reasons for the higher net income is attributable to:

-
Higher sales and gross profit of $8,389,000 and $4,590,000, respectively;
-
Lower other expenses of $49,000, offset by
-
Higher operating expenses of $398,000.

Net income was $6,276,000 compared to a net loss of ($1,519,000) for the six months ended June 30, 2020 and 2019, respectively, an increase in net income of $7,795,000, or 513%, in the current year period. The primary reasons for the higher net income is attributable to:

-
Higher sales and gross profit of $14,191,000 and $8,318,000, respectively;
-
Lower other expenses of $76,000, offset by
-
Higher operating expenses of $599,000.

Net Revenue
	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Sales, net	$10,028,000	$1,639,000	$8,389,000	512%	$17,082,000	$2,891,000	$14,191,000	491%

Total revenue for the three months ended June 30, 2020 and 2019, was $10,028,000 and $1,639,000, respectively, representing an increase of $8,389,000, or 512% compared to the same prior year period. Total revenue for the six months ended June 30, 2020 and 2019, was $17,082,000 and $2,891,000, respectively, representing an increase of $14,191,000, or 491% compared to the same prior year period. The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the SARS CoV-2 coronavirus global pandemic. In the second quarter we saw significant demand for our product with our Hospital-Healthcare and TSN sales as a result of the SARS CoV-2 coronavirus global pandemic. We expect the revenue to continue to grow as our customers update their requirements, processes and procedures to include disinfecting and decontamination services into their regular routines.

In the second quarter, we saw a rapid expansion of our customer list and continued to see strong reorders for solution from our existing customers. Our new customer pipeline remains strong. As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to have more predictable sales quarter over quarter.

Product and Service Revenue

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
SteraMist Product	$9,235,000	$1,504,000	$7,731,000	514%	$15,880,000	$2,533,000	$13,347,000	527%
Service and Training	793,000	135,000	658,000	487%	1,202,000	358,000	844,000	236%
Total	$10,028,000	$1,639,000	$8,389,000	512%	$17,082,000	$2,891,000	$14,191,000	491%

Revenue by Geographic Region

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
United States	$8,392,000	$1,428,000	$6,964,000	488%	$11,961,000	$2,563,000	$9,398,000	367%
International	1,636,000	211,000	1,425,000	675%	5,121,000	328,000	4,793,000	1461%
Total	$10,028,000	$1,639,000	$8,389,000	512%	$17,082,000	$2,891,000	$14,191,000	491%

Cost of Sales

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of Sales	$4,464,000	$663,000	$3,801,000	573%	$7,029,000	$1,157,000	$5,872,000	508%

Cost of sales was $4,464,000 and $663,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $3,801,000, in the current year period. The primary reason for the increase in cost of sales is attributable to the increase in revenue in the current year. Our gross profit as a percentage of sales for the three months ended June 30, 2020 was 55.5% compared to 59.5% in the same prior period. The lower gross profit is attributable to the product mix in sales.

Cost of sales was $7,029,000 and $1,157,000 for the six months ended June 30, 2020 and 2019, respectively, an increase of $5,872,000, or 508%, compared to the same period in the prior year. The primary reason for the increase in cost of sales is attributable to the increase in revenue in the current year. Our gross profit as a percentage of sales for the six months ended June 30, 2020 was 58.9% compared to 60.0% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales. As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Professional Fees	$55,000	$109,000	$(54,000)	(50%)	$191,000	$214,000	$(23,000)	(11%)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $55,000 and $109,000 for the three months ended June 30, 2020 and 2019, respectively, a decrease of approximately $54,000, or 50%, in the current year period.

Professional fees were $191,000 and $214,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of approximately $23,000, or 11%, in the current year period.

Depreciation and Amortization

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Depreciation and Amortization	$172,000	$180,000	$(8,000)	(4%)	$344,000	$356,000	$(12,000)	(3%)

Depreciation and amortization were $172,000 and $180,000 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $8,000, or 4%, in the current year period.

Depreciation and amortization were $344,000 and $356,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $12,000, or 3%, in the current year period.

Selling Expenses

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Selling Expenses	$389,000	$519,000	$(130,000)	(25%)	$767,000	$960,000	$(193,000)	(20%)

Selling expenses represent salaries and wages for sales professionals, trade show fees, commissions, advertising and marketing expenses.

Selling expenses were $389,000 and $519,000 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $130,000, or 25%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. The decline in selling expenses is primarily due to a revision of our sales department as well as a complete reduction in tradeshow costs in the current year period as a result of COVID-19. We expect tradeshow expenses to continue to decline this year in the post CoV-2 world, as physical distancing continues to remain in effect. We expect to increase our external sales team strategy during 2020 along with adding internal senior sales and sector Vice Presidents to address the increase in the demand for our products and services.

Selling expenses were $767,000 and $960,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $193,000, or 20%, in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. The decline in selling expenses is primarily due to a lower employee headcount in our sales department as well as lower tradeshow costs in the current year period. We expect tradeshow expenses to continue to decline this year in the post CoV-2 world, as physical distancing continues to remain in effect. We expect to increase our sales team during 2020 to address the increase in the demand for our products and services.

Research and Development

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Research and Development	$141,000	$69,000	$72,000	104%	$201,000	$161,000	$40,000	25%

Research and development expenses were $141,000 and $69,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $72,000, or 104%, in the current year period. The primary reason for the increase is attributable to the timing of product development costs incurred in the current year period.

Research and development expenses were $201,000 and $161,000 for the six months ended June 30, 2020 and 2019, respectively, an increase of $40,000, or 25%, in the current year period. The primary reason for the increase is attributable to the timing of product development costs incurred in the current year period.

Equity Compensation Expense

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Equity Compensation Expense	$114,000	$6,000	$108,000	1,800%	$297,000	$87,000	$210,000	241%

Equity compensation expense was $114,000 and $6,000 for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $108,000 or 1,800%. The increase in equity compensation expense relates to the timing of warrants issued to executives in the second quarter of 2020.

Equity compensation expense was $297,000 and $87,000 for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $210,000 or 241%. The increase in equity compensation expense relates to the timing of warrants issued to executives in the first and second quarter of 2020.

Consulting Fees

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Consulting Fees	$70,000	$20,000	$50,000	250%	$151,000	$55,000	$96,000	175%

Consulting fees were $70,000 and $20,000 for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $50,000, or 250%, in the current year period. The increase is due to the timing of certain projects that occurred in the second quarter of 2020 that did not occur in the same prior year period.

Consulting fees were $151,000 and $55,000 for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $96,000, or 175%, in the current year period. The increase is due to the timing of certain projects that occurred in the second quarter of 2020 that did not occur in the same prior year period.

General and Administrative Expense

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and Administrative	$967,000	$609,000	$358,000	59%	$1,785,000	$1,303,000	$482,000	37%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

General and administrative expense was $967,000 and $609,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $358,000, or 59%, in the current year period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages as well as an increase in international product registration.

General and administrative expense was $1,785,000 and $1,303,000 for the six months ended June 30, 2020 and 2019, respectively, an increase of $482,000, or 37%, in the current year period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages as well as an increase in international product registration.

Other Income and Expense

	For The Three Months Ended June 30,		Change		For The Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Amortization of Debt Discounts	$-	$-	$-	0%	$-	$(18,000)	$18,000	100%
Interest Income	1,000	600	400	67%	1,600	1,700	(100)	(6%)
Interest Expense	(800)	(50,000)	(49,200)	98%	(41,000)	(100,000)	59,000	59%
Other Income (Expense)	$200	$(49,400)	$49,600	100%	$(39,400)	$(116,300)	$76,900	66%

Amortization of debt discount was $0 and $18,000 for the three and six months ended June 30, 2020 and 2019, respectively. Amortization of debt discount for the three and six months ended June 30, 2019, consisted of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was $1,000 and $600 for the three months ended June 30, 2020 and 2019, respectively.

Interest income was $1,600 and $1,700 for the six months ended June 30, 2020 and 2019, respectively.

Interest expense was $800 and $50,000 for the three months ended June 30, 2020 and 2019, respectively. Interest expense for the three months ended June 30, 2019 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017 of which $4,500,000 was converted to common stock in March, 2020 and the remaining $500,000 was paid in cash in March 2020.

Interest expense was $41,000 and $100,000 for the six months ended June 30, 2020 and 2019, respectively. Interest expense for the six months ended June 30, 2020 and 2019 primarily consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017 of which $4,500,000 was converted to common stock in March, 2020 and the remaining $500,000 was paid in cash in March 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $6,268,000 and working capital of $10,583,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 8,333,332 shares of our common stock at a conversion price of $0.54 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash.

For the six months ended June 30, 2020 we incurred income from operations of $6,316,000 and for the six months ended June 30, 2019 we incurred losses from operations of ($1,403,000).  The cash provided from operations for the six months ended June 30, 2020, was $5,385,000. The cash used in operations was ($120,000) for the six months ended June 30, 2019.

A breakdown of our statement of cash flows for the six months ended June 30, 2020 and 2019 is provided below:

	For The Six Months Ended June 30,
	2020	2019
Net Cash Provided By (Used) in Operating Activities	$5,385,000	$(120,000)
Net Cash Used in Investing Activities	$(46,000)	$(253,000)
Net Cash Provided By Financing Activities:	$32,000	$-

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2020 was $5,385,000, compared to cash used in operations for the six months ended June 30, 2019 of ($120,000). Our cash provided by operations improved in the current year period as a result of increased revenue and net income.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 and 2019 was $46,000 and $253,000, respectively. Cash used in investing activities decreased $207,000 primarily due to software development costs and the acquisition of fixed assets in the prior year period.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 and 2019 were $32,000 and $0, respectively. The cash provided by financing activities increased in the current period due to the repayment of the principal balance of the convertible note of $500,000 offset by proceeds from the exercise of warrants and options in the amount of $121,000 and proceeds from loans payable of $411,000.

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

Contract Balances

As of June 30, 2020, and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019.

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

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the six months ended June 30, 2020 and 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, in 2020 on a prospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2020	By: /s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By: /s/ Nick Jennings
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