Form 10-Q
period 2020-09-30
TOMI Environmental Solutions, Inc.
filed 2020-11-13
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1947988
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8430 Spires Way, Suite N Frederick, Maryland 21701
(Address of principal executive offices) (Zip Code)

(800) 525-1698
(Registrant’s telephone number, including area code)

9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TOMZ	Nasdaq Capital Market

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

As of November 9, 2020, the registrant had 16,761,013 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend that such forward looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “assume,” “can,” “could,” “plan,” “predict,” “should” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent Annual Report on Form 10-K as updated in this Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
Current Assets:	September 30, 2020 (Unaudited)(1)	December 31, 2019(1)
Cash and Cash Equivalents	$5,885,383	$897,223
Accounts Receivable - net	3,504,284	1,494,658
Other Receivables	157,487	-
Inventories (Note 3)	4,374,500	2,315,214
Vendor Deposits (Note 4)	333,212	141,052
Prepaid Expenses	376,758	187,664
Total Current Assets	14,631,624	5,035,811

Property and Equipment – net (Note 5)	1,111,342	1,367,864

Other Assets:
Intangible Assets – net (Note 6)	658,969	939,010
Operating Lease - Right of Use Asset (Note - 7)	642,738	674,471
Capitalized Software Development Costs - net (Note 8)	62,852	94,278
Other Assets	469,024	114,033
Total Other Assets	1,833,583	1,821,792
Total Assets	$17,576,549	$8,225,467
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,149,988	$713,222
Accrued Expenses and Other Current Liabilities (Note 14)	671,381	450,112
Accrued Officers Compensation	40,050	-
Accrued Interest (Note 10)	-	66,667
Current Portion of Long-Term Operating Lease	78,723	71,510
Convertible Notes Payable, net of discount of $0
at December 31, 2019 (Note 10)	-	5,000,000
Total Current Liabilities	2,940,142	6,301,511

Long-Term Liabilities:
Loan Payable (Note 16)	410,700	-
Long-Term Operating Lease, Net of Current Portion (Note 7)	974,311	1,034,413
Total Long-Term Liabilities	1,385,011	1,034,413
Total Liabilities	4,325,153	7,335,924

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued
and outstanding at September 30, 2020 and December 31, 2019	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
16,748,513 and 15,587,552 shares issued and outstanding
at September 30, 2020 and December 31, 2019, respectively.	167,485	155,875
Additional Paid-In Capital	49,287,039	44,232,274
Accumulated Deficit	(36,203,766)	(43,499,244)
Total Shareholders’ Equity	13,251,396	889,543
Total Liabilities and Shareholders’ Equity	$17,576,549	$8,225,467

(1)  Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,(1)		September 30,(1)
	2020	2019	2020	2019

Sales, net	$4,291,589	$1,600,387	$21,373,504	$4,491,719
Cost of Sales	1,455,568	460,008	8,484,580	1,616,680
Gross Profit	2,836,021	1,140,379	12,888,924	2,875,039

Operating Expenses:
Professional Fees	227,560	82,945	418,516	297,349
Depreciation and Amortization	177,279	182,689	521,486	539,070
Selling Expenses	212,624	314,110	980,096	1,274,326
Research and Development	44,862	88,137	245,443	249,373
Equity Compensation Expense (Note 11)	10,621	-	307,686	87,033
Consulting Fees	75,204	31,799	226,454	87,066
General and Administrative	991,543	628,285	2,776,846	1,931,770
Total Operating Expenses	1,739,693	1,327,965	5,476,527	4,465,987
Income (loss) from Operations	1,096,328	(187,586)	7,412,397	(1,590,948)

Other Income (Expense):
Amortization of Debt Discounts	-	-	-	(17,534)
Interest Income	762	773	2,347	2,432
Interest Expense	(790)	(50,000)	(42,266)	(150,000)
Total Other Income (Expense)	(28)	(49,227)	(39,919)	(165,102)

Income (loss) before income taxes	1,096,300	(236,813)	7,372,478	(1,756,050)
Provision for Income Taxes (Note 17)	77,000	-	77,000	-
Net Income (loss)	$1,019,300	$(236,813)	$7,295,478	$(1,756,050)

Net income (loss) Per Common Share
Basic	$0.06	$(0.02)	$0.44	$(0.11)
Diluted	$0.05	$(0.02)	$0.40	$(0.11)

Basic Weighted Average Common Shares Outstanding	16,741,622	15,588,680	16,429,360	15,585,822
Diluted Weighted Average Common Shares Outstanding	18,593,255	15,588,680	18,280,993	15,585,822

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For the Nine Months Ended September 30, 2020(1)
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at December 31, 2019	63,750	$638	15,587,552	$155,876	$44,232,274	$(43,499,244)	$889,543

Equity Compensation					334,875		334,875
Common Stock Issued for Services Provided			50,000	500	47,500		48,000
Conversion of Notes Payable into Common Stock			1,041,667	10,417	4,489,584		4,500,000
Warrants and Options Exercised			66,796	668	182,832		183,500
Other			2,499	25	(25)		-
Net Income for the nine months ended September 30, 2020						7,295,478	7,295,478
Balance at September 30, 2020	63,750	$638	16,748,513	$167,485	$49,287,039	$(36,203,766)	$13,251,396

	For the Nine Months Ended September 30, 2019(1)
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2018	63,750	$638	15,536,302	$155,363	$44,040,708	$(41,201,511)	$2,995,198

Equity Compensation					146,878		146,878
Common Stock Issued for Services Provided			51,250	513	44,688		45,201
Net Loss for the nine months ended September 30, 2019						(1,756,049)	(1,756,049)
Balance at September 30, 2019	63,750	$638	15,587,552	$155,876	$44,232,273	$(42,957,560)	$1,431,227

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For the Three Months Ended September 30, 2020(1)
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at June 30, 2020	63,750	$638	16,719,075	$167,191	$49,214,210	$(37,223,065)	$12,158,974

Equity Compensation					10,621		10,621
Warrants and Options Exercised			26,940	269	62,230		62,499
Other			2,499	25	(25)	-	-
Net Income for the three months ended September 30, 2020						1,019,300	1,019,300
Balance at September 30, 2020	63,750	$638	16,748,514	$167,485	$49,287,039	$(36,203,765)	$13,251,396

	For the Three Months Ended September 30, 2019(1)
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at June 30, 2019	63,750	$638	15,587,552	$155,876	$44,232,273	$(42,720,747)	$1,668,040

Net Loss for the three months ended September 30, 2019						(236,813)	(236,813)
Balance at September 30, 2019	63,750	$638	15,587,552	$155,876	$44,232,273	$(42,957,560)	$1,431,227

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof , which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED )

	For the Nine Months Ended September 30,
	2020	2019
Cash Flow From Operating Activities:
Net Income (Loss)	$7,295,478	$(1,756,049)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	521,486	539,070
Amortization of Lease Liability	117,986	117,986
Amortization of Debt Discount	-	17,534
Amortization of Software Costs	31,425	6,285
Equity Compensation Expense	307,686	87,033
Value of Equity Issued for Services	48,000	45,200
Reserve for Bad Debt	205,000	(190,000)
Inventory Reserve	(100,000)	-

Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(2,214,625)	1,161,434
Inventory	(1,923,030)	276,438
Other Receivables	(157,487)	-
Prepaid Expenses	(189,095)	(20,217)
Vendor Deposits	(192,160)	(109,689)
Other Assets	(354,991)	(130,692)
Increase (Decrease) in:
Accounts Payable	1,436,766	(704,675)
Accrued Expenses	248,458	91,204
Accrued Interest	(66,667)	(50,000)
Accrued Officer Compensation	40,050	(39,833)
Customer Deposits	-	116,327
Lease Liability	(109,747)	(29,888)

Net Cash Provided (Used) in Operating Activities	4,944,535	(572,533)

Cash Flow From Investing Activities:
Capitalized Software Costs	-	(125,704)
Capitalized Patent Costs	-	(21,980)
Purchase of Property and Equipment	(50,574)	(140,647)
Net Cash Used in Investing Activities	(50,574)	(288,331)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants and Options	$183,500	-
Proceeds from Loan Payable	410,700	-
Repayment of Principal Balance on Convertible Note	(500,000)	-
Net Cash Provided by Financing Activities:	94,200	-
Increase (Decrease) In Cash and Cash Equivalents	4,988,160	(860,864)
Cash and Cash Equivalents - Beginning	897,223	2,004,938
Cash and Cash Equivalents – Ending	$5,885,383	$1,144,075

Supplemental Cash Flow Information:
Cash Paid For Interest	$107,356	$200,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$27,189	$59,845
Conversion of Note Payable into Common Stock	$4,500,000	$-
Equipment, net Transferred to Inventory	$36,256	$-
Capitalization of patent costs reclassified from Other Assets	$-	$36,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our business is organized into five divisions: Healthcare, Life Sciences, TOMI Service Network, Food Safety and Commercial.

Invented under a defense grant in association with the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (EPA) and uses a low percentage hydrogen peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical (.OH ion), known as ionized Hydrogen Peroxide (iHP™). Represented by the SteraMist® brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

Our products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, universities and research facilities, vivarium labs, all service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, prisons, and athletic facilities. Our products are also used in single-family homes and multi-unit residences. Additionally, our products have been listed on the EPA’s List N as products that help combat COVID-19, and are actively being used for this purpose.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein, presented in accordance with generally accepted accounting principles utilized in the United States of America (“GAAP”), and stated in U.S. dollars, have been prepared by us, without an audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 30, 2020. We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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
Level 2:
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and nine months ended September 30, 2020 was approximately $153,000 and $226,000, respectively. Bad debt expense for the three and nine months ended September 30, 2019 was approximately $1,000 and $33,000, respectively.

At September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $315,000 and $110,000, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 and $100,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02 (ASC 842), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the modified retrospective basis with a cumulative effect adjustment as of that date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amtorization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and nine months ended September 30, 2020 was $10,475 and $31,425, respectively. Amortiztion expense for the three and nine months ended September 30, 2019 was $6,285.

Accounts Payable

As of September 30, 2020, three vendors accounted for approximately 56% of accounts payable. As of December 31, 2019, one vendor accounted for approximately 40% of accounts payable.

For the three and nine months ended September 30, 2020, two vendors accounted for 66% and 77% of cost of sales, respectively. For the three and nine months ended September 30, 2019, one vendor accounted for 54% and 68% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2020, and December 31, 2019, our warranty reserve was $105,000 and $30,000, respectively (See Note 15).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (“ASC”) guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2020 and December 31, 2019. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of September 30, 2020 consisted of 1,686,633 shares of common stock issuable upon exercise of outstanding warrants, 101,250 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of September 30, 2019 consisted of 1,157,407 shares of common stock from convertible debentures, 2,667,565 shares of common stock issuable upon exercise of outstanding warrants, 77,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 1.9 million and 3.5 million shares of common stock were outstanding at September 30, 2020 and December 31, 2019, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2019 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended September 30, (Unaudited)
	2020	2019
Net Income (Loss)	$1,019,300	$(236,813)
Adjustments for convertible debt - as converted
Interest on convertible debt	-	50,000
Amortization of debt discount on convertible debt	-	-
Net income (loss) attributable to common shareholders	$1,019,300	$(186,813)
Weighted average number of shares of common stock outstanding:
Basic	16,741,622	15,588,680
Diluted	18,593,255	15,588,680
Net income (loss) attributable to common shareholders per share:
Basic	$0.06	$(0.01)
Diluted	$0.05	$(0.01)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended September 30 (Unaudited)
	2020	2019
Numerator:
Net Income (Loss)	$1,019,300	$(236,813)

Denominator:
Basic weighted-average shares	16,741,622	15,588,680
Effect of dilutive securities
Warrants	1,686,633	-
Convertible Debt	-	-
Options	101,250	-
Preferred Stock	63,750	-
Diluted Weighted Average Shares	18,593,255	15,588,680

Net Income (Loss) Per Common Share:
Basic	$0.06	$(0.02)
Diluted	$0.05	$(0.02)

Note: Warrants, options and preferred stock for the three months ended September 30, 2019 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$1,096,328	$(187,586)

Basic and Diluted Weighted Average Shares
Basic	16,741,922	15,588,680
Diluted	18,593,255	15,588,680
Basic and Diluted Income (loss) Per Common Share
Basic	$0.07	$(0.01)
Diluted	$0.06	$(0.01)

	For the Nine Months Ended September 30, (Unaudited)
	2020	2019

Net Income (Loss)	$7,295,478	$(1,756,050)
Adjustments for convertible debt - as converted
Interest on convertible debt	40,689	150,000
Amortization of debt discount on convertible debt	-	17,534
Net income (loss) attributable to common shareholders	$7,336,167	$(1,588,516)
Weighted average number of shares of common stock outstanding:
Basic	16,429,360	15,585,822
Diluted	18,280,993	15,585,822
Net income (loss) attributable to common shareholders per share:
Basic	$0.45	$(0.10)
Diluted	$0.40	$(0.10)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Nine Months Ended September 30 (Unaudited)
	2020	2019
Numerator:
Net Income (Loss)	$7,295,478	$(1,756,050)

Denominator:
Basic weighted-average shares	16,429,360	15,585,822
Effect of dilutive securities
Warrants	1,686,633	-
Convertible Debt	-	-
Options	101,250	-
Preferred Stock	63,750	-
Diluted Weighted Average Shares	18,280,993	15,585,822

Net Income (Loss) Per Common Share:
Basic	$0.44	$(0.11)
Diluted	$0.40	$(0.11)

Note: Warrants, options and preferred stock for the nine months ended September 30, 2019 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$7,412,397	$(1,590,948)

Basic and Diluted Weighted Average Shares
Basic	16,429,360	15,585,822
Diluted	18,280,993	15,585,822
Basic and Diluted Income (loss) Per Common Share
Basic	$0.45	$(0.10)
Diluted	$0.41	$(0.10)

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

We must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For the Three Months Ended September 30, (Unaudited)
	2020	2019
SteraMist Product	$3,677,000	$928,000
Service and Training	615,000	672,000
Total	$4,292,000	$1,600,000

	For the Nine Months Ended September 30, (Unaudited)
	2020	2019
SteraMist Product	$19,557,000	$3,461,000
Service and Training	1,817,000	1,031,000
Total	$21,374,000	$4,492,000

Revenue by Geographic Region

	For the Three Months Ended September 30, (Unaudited)
	2020	2019
United States	$3,446,000	$1,288,000
International	846,000	312,000
Total	$4,292,000	$1,600,000

	For the Nine Months Ended September 30, (Unaudited)
	2020	2019
United States	$15,437,000	$3,852,000
International	5,937,000	640,000
Total	$21,374,000	$4,492,000

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

Contract Balances

As of September 30, 2020, and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 625,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the nine months ended September 30, 2020 and 2019, we issued 50,000 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2020 and 2019.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2020 were approximately $56,000 and $156,000, respectively. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2019 were approximately $29,000 and $94,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2020, research and development expenses were approximately $45,000 and $245,000, respectively. For the three and nine months ended September 30, 2019, research and development expenses were approximately $88,000 and $249,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. We elected to adopt this guidance early, in 2020 on a prospective basis. The new guidance did not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019
Finished goods	$4,052,532	$2,364,786
Raw Materials	321,968	50,428
Inventory Reserve	-	(100,000)
	$4,374,500	$2,315,214

NOTE 4. VENDOR DEPOSITS

At September 30, 2020 and December 31, 2019, we maintained vendor deposits of $333,212 and $141,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019
Furniture and fixtures	$357,236	$357,236
Equipment	1,292,860	1,355,014
Vehicles	60,703	60,703
Computer and software	193,950	166,598
Leasehold improvements	386,120	362,898
Tenant Improvement Allowance	405,000	405,000
	2,695,870	2,707,449
Less: Accumulated depreciation	1,584,528	1,339,585
	$1,111,342	$1,367,864

For the three and nine months ended September 30, 2020, depreciation was $83,932 and $241,445, respectively. For the three and nine months ended September 30, 2019, depreciation was $90,312 and $261,939, respectively. For the three and nine months ended September 30, 2020 and 2019, amortization of tenant improvement allowance was $9,798 and $29,395, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $93,347 and $280,041 for the three and nine months ended September 30, 2020. Amortization expense was $92,377 and $277,131 for the three and nine months ended September 30, 2019.

Definite life intangible assets consist of the following:

	September 30, 2020 (Unaudited)	December 31, 2019
Intellectual Property and Patents	$2,906,507	$2,906,507
Less: Accumulated Amortization	2,759,795	2,479,754
Intangible Assets, net	$146,712	$426,753

Indefinite life intangible assets consist of the following:

Trademarks	$512,257	$512,257

Total Intangible Assets, net	$658,969	$939,010

Approximate future amortization is as follows:

Year Ended:	Amount

October 1 – December 31, 2020	$93,000
December 31, 2021	3,000
December 31, 2022	3,000
December 31, 2023	3,000
December 31, 2024	3,000
Thereafter	42,000
$147,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Operating lease right-of-use asset	$642,738	$674,471
Liabilities:
Current Portion of Long-Term Operating Lease	$78,723	$71,510
Long-Term Operating Lease, Net of Current Portion	974,311	1,034,413
	$1,053,034	$1,105,923

The components of lease expense are as follows within our condensed consolidated statement of operations:

	For the Three Months Ended September 30, 2020 (Unaudited)	For the Three Months Ended September 30, 2019 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Nine Months Ended September 30, 2020 (Unaudited)	For the Nine Months Ended September 30, 2019 (Unaudited)

Operating lease expense	$117,986	$117,986

Other information related to leases where we are the lessee is as follows:

	September 30, 2020 (Unaudited)	December 31, 2019
Weighted-average remaining lease term:
Operating leases	8.50 years	9.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended September 30, 2020 (Unaudited)	For the Three Months Ended September 30, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$36,940	$29,888

	For the Nine Months Ended September 30, 2020 (Unaudited)	For the Nine Months Ended September 30, 2019 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$109,747	$29,888

As of September 30, 2020, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
October 1 – December 31, 2020	$36,941
December 31, 2021	151,088
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
Thereafter	745,183
Total minimum lease payments	1,414,221
Less: Interest	361,187
Present value of lease obligations	1,053,034
Less: Current portion	78,723
Long-term portion of lease obligations	$974,311

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	September 30,
	2020 (Unaudited)	December 31, 2019
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(62,852)	(31,426)
	$62,852	$94,278

Amortization expense for the three and nine months ended September 30, 2020 was $10,475 and $31,425, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $6,285.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period. Amortization expense for the three and nine months ended September 30, 2020 was $7,602 and $10,143, respectively.

We have incurred implementation costs of $37,573 in connection with the cloud computing service contract which have been capitalized in prepaid expenses as of September 30, 2020. In accordance with ASU No. 2018-15, such implementation costs will be amortized once the cloud-based service contract is placed in service.

NOTE 10. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes, or the Notes, and three-year warrants to purchase an aggregate of 125,000 shares of common stock at an exercise price of $5.52 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $4.32 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017.  Interest expense related to the Notes for the three and nine months ended September 30, 2020 was $0 and $40,689, respectively. Interest expense related to the Notes for the three and nine months ended September 30, 2019 was $50,000 and $150,000, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the three and nine months ended September 30, 2019, was $0 and $17,534, respectively.

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

In May 2018, we offered a noteholder the option to convert its Note at a reduced conversion price of $3.68. The noteholder accepted and converted at such price. Pursuant to the terms of the conversion offer, an aggregate of $700,000 of principal and $5,212 of accrued interest outstanding under the Note were converted into 234,745 shares of common stock.  We recognized an induced conversion cost of $57,201 related to the conversion.

In December 2018, a noteholder redeemed a note with a principal balance of $300,000 in exchange for $150,000 in cash. We recognized a gain on redemption of convertible note income in the amount of $150,000 as a result of the transaction.

On March 30, 2019, the two remaining noteholders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, we agreed that if we do not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into our common shares at a conversion price of $0.88 per share or a total of 5,681,818 shares. All other provisions of the notes remain unchanged. We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments”.

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 1,041,667 shares of our common stock at a conversion price of $4.32 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash. With respect to the 125,000 warrants issued as part of the convertible note transaction, 100,000 warrants expired in March 2020. In March 2020, 10,417, warrants were exercised, and 14,583 warrants expired in May 2020.

Convertible notes consist of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019

Convertible notes	$-	$5,000,000
Initial discount	-	(53,873)
Accumulated amortization	-	53,873
Convertible notes, net	$-	$5,000,000

NOTE 11. SHAREHOLDERS’ EQUITY

Our Board of Directors (the “Board”) may, without further action by our shareholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of such preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up by us before any payment is made to the holders of our common stock. Furthermore, the Board could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock.

Reverse Stock Split

On September 9, 2020, the Board approved a reverse stock split of our common stock and our Convertible Series A Preferred Stock, in each case, at a ratio of 1-for-8 and without any change to the respective par value thereof (the “Reverse Stock Split”), and, on September 10, 2020, we filed an Articles of Amendment to our Articles of Incorporation with the Department of State of the State of Florida to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m., Eastern time, on September 10, 2020 (the “Effective Time”).  All per-share and share amounts have been retroactively restated in this Quarterly Report on Form 10-Q for all periods presented to reflect the reverse stock split.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2020 and December 31, 2019, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2020 and December 31, 2019, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the nine months ended September 30, 2019, we issued 50,000 shares of common stock valued at $44,000 to members of our Board (see Note 13). During the nine months ended September 30, 2019, we issued 1,250 shares of common stock valued at $1,200 to a consultant.

During the nine months ended September 30, 2020, we issued 50,000 shares of common stock valued at $48,000 to members of our Board (see Note 13).

In March 2020, 1,041,667 shares of common stock were issued in connection with the conversion of convertible notes payable aggregating $4,500,000 (see Note 10).

In March 2020, 10,417 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $57,500.

In May 2020, 2,500 shares of common stock were issued in connection with the exercise of options for which we received proceeds of $1,000.

In June 2020, 26,940 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $62,500.

In July 2020, 26,940 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $62,500.

Stock Options

In January 2019, pursuant to an employment agreement, we issued options to purchase an aggregate of 31,250 shares of common stock to our Chief Operating Officer, valued at $24,694. The options have an exercise price of $0.88 per share and expire in January 2024. The options were valued using the Black-Scholes model using the following assumptions: volatility: 144%; dividend yield: 0%; zero coupon rate: 2.47%; and a life of 5 years. The value of the options was expensed in the fourth quarter of 2018 and included in accrued expenses at December 31, 2018.

In January 2019, we issued options to purchase an aggregate of 6,250 shares of common stock to our Chief Financial Officer, valued at $4,483. The options have an exercise price of $0.80 per share and expire in January 2024. The options were valued using the Black-Scholes model using the following assumptions: volatility: 143%; dividend yield: 0%; zero coupon rate: 2.58%; and a life of 5 years.

In January 2020, we issued two options to purchase an aggregate of 31,250 shares of common stock to our Chief Operating Officer at an exercise price of $0.80 and $0.96 per share pursuant to her employment agreement with us. The options were valued at a total of $23,595 and have a term of 5 years. We utilized the Black-Scholes method to fair value the options received by the COO with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.72 and $0.80. The value of the stock option was included in accrued expenses at December 31, 2019.

The following table summarizes stock options outstanding as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	77,500	$2.56	40,000	$4.16
Granted	31,250	0.88	37,500	0.88
Exercised	(2,500)	0.40	-	-
Expired	(5,000)	16.8	-	-
Outstanding, end of period	101,250	$1.38	77,500	$2.56

Options outstanding and exercisable by price range as of September 30, 2020 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price

$0.80	27,500	4.35	27,500	$0.80
$0.88	31,250	3.26	31,250	$0.88
$0.96	25,000	3.27	25,000	$0.96
$2.16	5,000	4.26	5,000	$2.16
$4.40	12,500	5.35	12,500	$4.40

	101,250	3.87	101,250	$1.38

Stock Warrants

In January 2019 we issued a warrant to purchase 125,000 shares of common stock to our Chief Executive Officer at an exercise price of $0.80 per share pursuant to an employment agreement. The warrant was valued at $89,654 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.72.

In January 2019 we issued a warrant to purchase 31,250 shares of common stock to an employee at an exercise price of $0.96 per share. The warrant was valued at $21,931 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 148%; expected dividend yield, 0%; risk free interest rate, 2.55%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $0.72. The value of the warrants was expensed in the fourth quarter of 2018 and included in accrued expenses at December 31, 2018.

In April 2019 we issued a warrant to purchase 6,250 shares of common stock to an employee at an exercise price of $1.12 per share. The warrant was valued at $6,116 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 134%; expected dividend yield, 0%; risk free interest rate, 2.32%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.96.

In January 2020 we issued a warrant to purchase 156,250 shares of common stock to our Chief Executive Officer at an exercise price of $1.20 per share pursuant to an employment agreement. The warrant was valued at $164,201 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 136%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.04.

In January 2020 we issued a warrant to purchase 5,208 shares of common stock to an employee at an exercise price of $0.96 per share. The warrant was valued at $3,594 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.72. The value of the warrants was expensed in the fourth quarter of 2019 and included in accrued expenses at December 31, 2019.

In February 2020 we issued a warrant to purchase 18,750 shares of common stock to an employee at an exercise price of $1.20 per share. The warrant was valued at $18,571 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 155%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $0.96.

In April 2020 we issued a warrant to purchase 12,500 shares of common stock to our Chief Executive Officer at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $49,693 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

In April 2020 we issued a warrant to purchase 6,250 shares of common stock to our Chief Operating Officer at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Operating Officer with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

In April 2020 we issued a warrant to purchase 6,250 shares of common stock to our Chief Financial Officer at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Financial Officer with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

In April 2020 we issued a warrant to purchase 3,750 shares of common stock to a consultant at an exercise price of $4.00 per share. The warrant was valued at $14,908 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the consultant with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

In August 2020 we issued a warrant to purchase 893 shares of common stock to a consultant at an exercise price of $8.40 per share. The warrant was valued at $6,372 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the consultant with the following assumptions: volatility, 166%; expected dividend yield, 0%; risk free interest rate, 0.13%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $7.13.

In August 2020 we issued a warrant to purchase 595 shares of common stock to a consultant at an exercise price of $8.40 per share. The warrant was valued at $4,249 and has a term of 3 years. We utilized the Black-Scholes model to fair value the warrant received by the consultant with the following assumptions: volatility, 166%; expected dividend yield, 0%; risk free interest rate, 0.13%; and a life of 3 years. The grant date fair value of each share of common stock underlying the warrant was $7.14.

The following table summarizes the outstanding common stock warrants as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,155,065	$3.12	3,318,826	$2.72
Granted	210,447	1.36	162,500	0.88
Exercised	(64,296)	(2.84)	-	-
Expired	(614,583)	(6.40)	(1,326,261)	(1.84)
Outstanding, end of period	1,686,633	$1.73	2,155,065	$3.12

Warrants outstanding and exercisable by price range as of September 30, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	3.15	31,250	$0.64
$0.80	158,125	3.01	158,125	$0.80
$0.96	473,958	2.19	473,958	$0.96
$1.12	6,250	3.55	6,250	$1.12
$1.20	175,000	4.13	175,000	$1.20
$1.36	1,250	2.07	1,250	$1.36
$2.16	31,250	1.25	31,250	$2.16
$2.32	523,061	1.41	523,061	$2.32
$2.40	150,000	0.39	150,000	$2.40
$2.56	31,250	1.00	31,250	$2.56
$3.36	31,250	0.75	31,250	$3,36
$4.00	60,000	4.85	60,000	$4.00
$4.40	12,500	0.33	12,500	$4.40
$8.40	1,488	2.88	1,488	$8.40
	1,686,633	2.11	1,686,633	$1.73

There were no unvested warrants outstanding as of September 30, 2020.

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

Product Liability

As of September 30, 2020, and December 31, 2019, there were no claims against us for product liability.

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

NOTE 13. CONTRACTS AND AGREEMENTS

Agreements with Directors

In December 2017, we increased the annual fee to the members of our Board to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. Director compensation also includes the annual issuance of our common stock.

For the nine months ended September 30, 2019, we issued an aggregate of 50,000 shares of common stock that were valued at $44,000 to members of our Board.

For the nine months ended September 30, 2020, we issued an aggregate of 50,000 shares of common stock that were valued at $48,000 to members of our Board.

Manufacturing Agreement

In June 2020 we entered into a manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum payments under the contract are as follows:

Year Ended:	Amount

December 31, 2021	$18,000
December 31, 2022	30,000
December 31, 2023	30,000
December 31, 2024	30,000
Thereafter	15,000
$123,000

Other Agreements

In June 2015, we launched the TOMI Service Network (“TSN”). The TSN is a national service network composed of existing full-service restoration industry specialists that have entered into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements grant protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of September 30, 2020, we had entered into 175 agreements in connection with the launch of the TSN. The licensing agreements contain fixed price minimum equipment and solution orders based on the population of the territories granted pursuant to the licensing agreements. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements

NOTE 14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2020 (Unaudited)	December 31, 2019
Commissions	$217,364	$112,102
Payroll and related costs	136,095	167,689
Director fees	41,250	41,250
Sales Tax Payable	14,415	21,814
Income Taxes Payable (Note 17)	77,000	-
Accrued warranty (Note 15)	105,000	30,000
Other accrued expenses	80,257	77,257
Total	$671,381	$450,112

NOTE 15. ACCRUED WARRANTY

Our manufacturers assume warranty against product defects, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. The warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate warranty costs based on historical warranty claim experience.

The following table presents warranty reserve activities at:

	September 30, 2020 (Unaudited)	December 31, 2019
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	79,545	2,609
Settlement of warranty claims	(4,545)	(2,609)
Ending accrued warranty costs	$105,000	$30,000

NOTE 16. LOAN PAYABLE

On April 21, 2020, we received $410,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 21, 2020 (the "Note") in the principal amount of $410,700 with City National Bank (the "Bank"), the lender. Interest expense for the three and nine months ended September 30, 2020 was $789 and $1,576, respectively.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. To the extent the loan amount is not forgiven under the PPP, we will be obligated to make equal monthly payments of principal and interest beginning on the date that is seven months from the date of the Note, until the maturity date.

NOTE 17. INCOME TAXES

For the three and nine-months September 30, 2020 and 2019, our provision for income tax was $77,000 and $0, respectively. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of September 30, 2020, and December 31, 2019, we recorded a valuation allowance of $3,429,000 and $5,580,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $2,151,000 during the nine months ended September 30, 2020, primarily due to the utilization of deferred tax assets. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 18. CUSTOMER CONCENTRATION

We had certain customers whose revenue individually represented 10% or more of our total revenue, or whose accounts receivable balances individually represented 10% or more of our accounts receivable.

As of December 31, 2019, three customers accounted for 37% of accounts receivable.

As of September 30, 2020, two customers accounted for 23% of accounts receivable.

For the three months ended September 30, 2019, one customer accounted for 12% of net revenue.

For the nine months ended September 20, 2020, one customer accounted for 11% of net revenue. For the nine months ended September 20, 2019, one customer accounted for 10% of net revenue.

NOTE 19. SUBSEQUENT EVENTS

On September 22, 2020, we entered into an employment agreement with Halden S. Shane, or the CEO Employment Agreement, pursuant to which Mr. Shane will continue to serve as our Chief Executive Officer for an additional three-year term. The CEO Employment Agreement, effective October 1, 2020, replaces Mr. Shane’s previous employment agreement, which expired by its terms on December 31, 2020. Under the Employment Agreement, Mr. Shane is entitled to an annual base salary of $500,000, a signing bonus of 375,000 warrants at a strike price equal to the VWAP for the three-day period prior to the date of issuance and having a ten-year term, an annual bonus of 31,250 stock options to be granted pursuant to the 2016 Plan and a performance-based bonus at the discretion of our Board. In connection with the CEO Employment Agreement, on October 1, 2020 we issued 375,000 warrants to Mr. Shane, with such warrants being exercisable at $6.17 per share.

On October 1, 2020, our stock commenced trading on the NASDAQ Capital Market.

On October 1, 2020, we entered into an employment agreement with Elissa J. Shane, or the COO Employment Agreement, pursuant to which Ms. Shane will continue to serve as our Chief Operating Officer for an additional three-year term effective as of the date of the agreement. The COO Employment Agreement replaces Ms. Shane’s previous employment agreement, which expired by its terms on December 31, 2020. Under the Employment Agreement, Ms. Shane is entitled to an annual base salary of $270,000, a signing bonus of 93,750 warrants at a strike price equal to the VWAP for the three-day period prior to the date of issuance and having a ten-year term and a performance based bonus at the discretion of our Board. In connection with the COO Employment Agreement, on October 1, 2020 we issued 93,750 warrants to Ms. Shane, with such warrants being exercisable at $6.17 per share.

In October 2020, 12,500 shares of common stock were issued to Nick Jennings, our Chief Financial Officer, in connection with the exercise of warrants for which we received proceeds of $30,000.

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

Our SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using plasma science created under a grant by the United States Defense Advanced Research Projects Agency (DARPA). Our EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area.

SteraMist® Binary Ionization Technology® allows a facility to have a mechanical method of cleaning using a Hospital-HealthCare disinfectant which is an EPA registered tool and solution to replace flawed manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. This year our EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses. BIT™ is also listed on EPA’s List G (Norovirus), H (MRSA), K (C. diff), L (Ebola), M (Avian flu or Influenza) and N (Emerging Viral Pathogens including SARS-CoV-2).  We maintain this registration in 50 states, Canada, and approximately 35 other countries.

Markets

Our SteraMist® products are designed to address a wide spectrum of industries using iHP™. Our operations consist of five main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network, Food Safety and Commercial.

Products

We continue to offer our customers a wide range of innovative products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems, routine & emergency iHP™ Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests – Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of the type of facility requiring or requesting SteraMist® treatment.

Divisions

Hospital-Healthcare

Our Hospital-HealthCare customer list continues to grow with the closing of every quarter. Our SteraMist® Hospital Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit and accompanying supplies, continues to assist medical staff with emergency response and turnaround for new and established protocols. The SteraMist® Hospital disinfection cart, recently modified for further ease and mobility, allows customers within the hospital-healthcare industry to address concerns of the cross-contamination of dangerous bacteria and viral pathogens in which some can lead to HAIs stemming from existing and emerging pathogens, as well as multiple drug resistant organisms (MDRO’s). SteraMist® technology allows a manual cleaning protocol lasting 90 minutes to be reduced to 55 minutes, including the changing of bed linens, as confirmed by the Shield Study at UCLA, a study which will be expanding throughout other areas of one of the hospitals participating in the study. This mobile consolidation solution has resulted in remarkable results for facilities utilizing our technology.

Life Sciences

Our SteraMist® Environment System, Custom Engineered Solutions, the SteraMist® Select Surface Unit, custom iHP™ implementation to decontamination chambers and cage washers, and our iHP™ Service Division, are designed to be tailored to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry. In addition, we have worked alongside many research universities and government agencies in the effort to test SteraMist® efficacy on the disinfection and reprocessing of N95 masks and other equivalent PPE, with results that indicate that the use of SteraMist® iHP™ will not reduce mask efficacy, including on those containing 10% or less of cellulose. SteraMist® has also been included in studies observing the effects of iHP™ disinfection on the reduction of Syphacia obvelata pinworm ova presence in rodent cages, coronavirus, and adenovirus, all of which indicated positive results.

TOMI Service Network

The TOMI Service Network, or TSN, is an expansive network consisting of third-party professionals specializing in a wide array of disciplines who are exclusively licensed and trained to use the SteraMist® products. We sell, train, and service a wide array of professional remediation companies in the use of SteraMist® through the TSN division. This allows for increased accessibility of BIT™ to facilities in need of local routine and emergency disinfection and decontamination.

Many of these companies specialize in mold remediation, treatment of water-damaged areas (including damage from CAT 1-3 water loss), fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, the TSN features a number of professionals throughout both the United States and Canada, with some utilizing SteraMist® as a standalone service and others incorporating SteraMist® into their existing business models and methods.

Sales of BIT™ Solution make up a large amount of our consistent revenue stream, and members of the TOMI Service Network are a large portion of those recurring sales. As of January 1, 2020, we have removed the exclusivity portion of our service partner company agreements, allowing us to expand our network and further penetrate existing markets and additional markets.

Food Safety

Food Safety presents significant potential as an opportunity for substantial growth with continued product research and compliance testing. With the food safety industry in North America coming under closer scrutiny with the implementation and enforcement of new and established guidelines, our consultants have submitted a request to expand our current labels to include a 1% acceptable concentration of hydrogen peroxide. This concentration has previously been approved by the USDA and FDA for direct food and crop application, and will allow SteraMist® to expand use sites beyond food processing machinery, restaurants, and food contact areas to assist in compliance with the newly-established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada.

Although COVID-19 has delayed a significant increase in our Food Safety division, the SteraMist® Select Surface Unit has been proven effective for the industry. In the second quarter of 2020, the United States Department of Agriculture (USDA), Food Safety and Inspection Service (FSIS) and Office of Public Health and Safety (OPHS) purchased three of these units. FSIS, a public health regulatory agency of the USDA, protects consumers by ensuring that meat, poultry, and egg products are safe, wholesome, and accurately labeled. FSIS has three laboratories located in Athens, GA, St. Louis, MO, and Albany, CA. These regulatory labs analyze meat, poultry and egg products, to ensure that they are free of adulteration. The labs are part of the critical infrastructure of the country and continue to operate during the coronavirus pandemic to provide a safe supply of food products. As the Select Surface unit is portable and flexible, the disinfection unit can be used in multiple areas and on different types of surfaces, which is ideal for these labs. The units were purchased initially to provide lab workers a safe environment to work in, however, since SteraMist® technology inactivates viruses and kills bacteria. The units will also be useful after the threat of the current pandemic ends as the Microbiology labs at all 3 sites handle a variety of pathogenic bacteria routinely.

Recently, the USDA Research, Education, and Economics Mission area in the Northeast Area purchased a SteraMist® Select Surface unit. Additionally, we are seeing a slight increase in the interest of Universities assembling funding to purchase SteraMist® disinfection for their dining halls in order to bring students back to school and open their dining halls and cafes.

Commercial

Due to a large interest and added customers in a variety of other use sites, we launched a Commercial division. Currently to date, we have shipped equipment to and onboarded a total of eighty-two (82) customers that fit into this division, a mix between domestic and international territories. These customers include but are not limited to use sites such as aircraft (both airplane and helicopter), manufacturing companies, automobile, naval, education, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist® throughout their community.

Business Highlights and Recent Events

Reverse Stock Split and NASDAQ Capital Market

On September 10, 2020, we effected a 1-for-8 reverse stock split of the outstanding shares of our common stock and preferred A stock. On September 30, 2020, we announced our common stock was approved for listing on the NASDAQ Capital Market and our shares commenced trading on the NASDAQ Capital Market on October 1, 2020.

SARS CoV-2 coronavirus:

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic, or the COVID-19 Pandemic, and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries. We have been working relentlessly with organizations to address the concerns and provide solutions for disinfecting and decontamination of the SARS CoV-2 coronavirus. The outbreak initially increased the demand for our products and services. We believe that the COVID-19 Pandemic has permanently created a public interest in disinfection.

 We anticipate that the outbreak will change requirements and protocols for disinfecting and decontamination worldwide, of which SteraMist® will be a solution. We are working with our existing and new customers to develop and/or upgrade their exisisting processes and requirements for disinfecting and decontamination.

  We have been addressing the increased demand for our products as follows: (i) cooperation supply chain to expedite product, (ii) increase our staff to be able to receive and ship orders to meet customer timelines (iii) increase our customer service support to answer questions and solve issues and (iv) working with our TOMI service network to ensure that resources are deployed in a timely manner. In addition, we increased our production capacity as we entered into an agreement with a second vendor to build our SteraMist® products.

While the initial outbreak saw a surge in demand for our SteraMist® products, we expect that the demand for our products and services will continue and we are building a team to address the post COVID-19 Pandemic market opportunities.

Revenues:

Total revenue for the three months ended September 30, 2020 and 2019, was $4,292,000 and $1,600,000, respectively, representing an increase of $2,692,000, or 168% compared to the same prior year period. For the nine months ended September 30, 2020 and 2019, our total revenue was $21,374,000 and $4,492,000, respectively, representing an increase of $16,882,000, or 376% compared to the same prior year period.

The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the COVID-19 Pandemic. Although we saw a significant demand for our product within our Hospital-Healthcare, TSN, and Commercial divisions as a result of the COVID-19 Pandemic during the first half of 2020, we expect revenue to reflect steady growth as our customers update their operation requirements to include disinfecting and decontamination services into their regular routines for all potential pathogens and across all our divisions.

SteraMist® product-based revenues for the three months ended September 30, 2020 and 2019, were $3,677,000 and $928,000, representing an increase of $2,749,000 or 296% when compared to the same prior year period. Product based revenues for the nine months ended September 30, 2020 and 2019, were $19,557,000 and $3,461,000, representing an increase of $16,096,000 or 465% when compared to the same prior year period. The growth is attributable to increased mobile equipment orders and solution orders from our existing and new customers. We expect solution orders to continue to grow as our customers adopt new protocols for disinfecting and decontamination services. We cannot determine the frequency or quantities at this time, as the industry is rapidly evolving.

Our service-based revenue for the three months ended September 30, 2020 and 2019, was $615,000 and $672,000, respectively, representing a year over year decrease of 8%. The decline is attributable to the timing of emergency service jobs in the prior year period that did not reoccur in the current year period. For the nine months ended September 30, 2020 and 2019, our service-based revenue was $1,817,000 and $1,031,000, representing an increase of $786,000 or 76% when compared to the same prior period in 2019. The increase in our service-based revenue was attributable to higher training sales recorded in connection with onboarding new customers and increased iHPTM service jobs.

Our domestic revenue for the three months ended September 30, 2020 and 2019 was $3,446,000 and $1,288,000, respectively, an increase of $2,158,000, or 168% when compared to the same prior year period. For the nine months ended September 30, 2020 and 2019, our domestic revenues were $15,437,000 and $3,852,000, representing an increase of $11,585,000 or 301%. The increase was primarily due to the growth in our TSN network, Hospital-Healthcare and Commercial sales.

Internationally, our revenue for the three months ended September 30, 2020 and 2019, was approximately $846,000 and $312,000, respectively, representing an increase of $534,000 or 171% when compared to the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, our international revenues were $5,937,000 and $640,000, representing an increase of $5,297,000 or 828%. The increase in our international revenue was attributable to the increased use and expansion of our SteraMist® line of products in Canada, Europe, Asia and the Middle East. We expect our international revenue to continue to grow as more countries adopt our products and services as well as change their disinfecting and decontamination requirements as countries open their borders when the COVID-19 Pandemic subsides.

Events:

Following are the significant events during the third quarter 2020:

●
July 23, 2020 – a study detailing the positive effects of SteraMist® on various aspects of fresh produce quality and storage is published in Elsevier Food Journal;
●
July 27, 2020 – we announced the completion and testing trial of our first disinfection robot;
●
August 21, 2020 – SteraMist® partners with the PGA Champions Tour;
●
September 10, 2020 – SteraMist® Continues to Provide Proven, Regulated Disinfection for COVID-19 and Other Pathogens

●
September 14, 2020 - we announced a 1-for-8 reverse stock split;
●
September 21, 2020 - Frederick 911 Communications Center promotes the success of SteraMist® after it purchased a surface unit; and
●
September 30, 2020 - we announced our uplisting to the Nasdaq Capital Market.

During the third quarter of 2020, we experienced the following:

●
grew quarter over quarter revenue by $2,692,000 or 168%;
●
sold 93 machines and added 49 new customers;
●
increased demand on solution re-orders as disinfecting and decontamination procedures have increased exponentially across the world;
●
saw an increase in servicing national accounts across multiple facilities both via iHP Corporate Service and TSN;
●
new channels were opened as disinfecting and decontamination protocols have been firmly implemented and enhanced across the world. To date, TOMI has eighty-two (82) customers in a variety of new commercial channels, both in domestic and international territories. These customers include but are not limited to use sites such as aviation aircraft (both fixed-wing aircraft planes and helicopters), FAA air traffic towers, prisons, police and fire departments, manufacturing companies, automobile, marine, education, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist throughout their community; and
●
the increased demand of product and services has led to the hiring and onboarding of additional employees to assist in a wide variety of company operations, including but not limited to accounting, procurement, customer satisfaction, and quality control.

Thus far during the fourth quarter of 2020, we experienced the following:

●
we continued our efforts to expand our markets, both domestically and internationally, and with a focus in military civil defense and homeland security in foreign lands;
●
our common stock was listed on the NASDAQ Capital Market;
●
SteraMist® was implemented into certain airports and emergency services; and
●
our newest product, SteraBot™, was piloted at a Lithuanian University Hospital.

Research Studies:

An article was published on April 30, 2020, with our long-term customer, Dana Farber in Boston on the research studies and protocol developments of the decontamination of N95 masks and face shields. This protocol is under review with the FDA and allows for the disinfection of 2,000 masks in two (2) hours. Similar protocols developed at the University of Iowa and Cedars Sinai of Los Angeles are also under review with the FDA allowing for tens of thousands of PPE reprocessing daily.

We are also moving forward with testing on 1% BIT Solution in preparation of another EPA label as we passed the third milestone for EPA review and our PRIA date is set in December 2020.

We are working with our German aircraft partner and Boeing in a third-party test required for the aviation industry. We will incur no costs for this work as both testing partners are clients.

We are working with the Virginia State University Agricultural Research Station and its partner, Arkema on a food safety pilot study based on novel, nonthermal, and environmentally friendly technology to control foodborne pathogens on industrial hemp seed and strawberry as representative model foods. The study will investigate the efficacy of aerosolized hydrogen peroxide in inactivating foodborne pathogens – determining the optimum treatment conditions on microbial and physical quality of the two model products.

We are working with University of Virginia on two separate studies. First, SteraMist efficacy against SARS-COVID-2 and second, against Adenovirus using the handheld SteraMist Surface Unit and testing spray and contact time variables. Final results are expected to be available by the end of November 2020. Data provided by the SARS COVID-2 studies should drastically assist our international partners and revenue and Adenovirus is expected to assist in our Hospital-HealthCare and Life Science divisions, as it is recognized as a more resistant organism.

We continue to participate in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and C. difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. University of California, Los Angeles expanded involvement in the SHIELD study allowing for additional collection of data to validate the value of SteraMist® technology in hospitals, this expansion has been postponed until the threat of COVID-19 decreases and on-site EVS training can continue.

Product Development:

We continue to enhance and develop new SteraMist products:

●
SteraMist Robot “SteraBot®” - We, along with our global partners, have jointly designed, tested and produced the SteraMist® disinfection robots. The robot will leverage the latest technologies in Automatic Guided Vehicle and will be able to map a new environment, perform autonomous navigation and conduct disinfection routine based on propriety algorithms. We are currently conducting extensive trials of the prototype disinfection SteraMist robot “SteraBot®”.

●
SteraMist Backpack “SteraPack®” - We have made strides in the development of the SteraPack® in 2020. A prototype is set to be delivered very early 2021 with a tentative launch date of early second quarter 2021. The SteraPack® will be battery operated and yet another mobile decontamination solution for our Hospital-Healthcare, TSN, and Commercial divisions.

●
TOMI Custom Engineered System (CES) - Building off our experience in CES systems at Dana Farber, ITH Pharma, Ltd and Pfizer (the room developing the COVID-19 vaccine). The CES system allows for quicker turnaround times for cleaning, thereby increasing the frequency of the testing), we will be finalizing and installing our permanent fogging system at our Frederick Operations Office. This system’s software will contain all possible configurations to our CES product line and serve as a demonstration unit to potential future customers. In addition, the TOMI CES will allow our iHP™ Corporate Service division to decontaminate local emergency and community vehicles and equipment.

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

Registrations & Intellectual Property

We continue to expand and protect our intellectual property portfolio, including trademarks and patents (design and utility). To date we have over 40 published, granted, or pending design and utility patents or patent applications worldwide. This includes continuation in-part and patent cooperation treaty filings (CIP and PCT), national stage applications, and a Paris Convention application for countries included but not limited to European Union, Israeli, Singapore, and Canada for our two recently published patents in the United States, Decontamination Device and Method using Ultrasonic Cavitation and Method and System for Decontamination Small Enclosures.

Further, we have over one hundred and sixty (160) trademarks worldwide between word and logo marks either active or pending acceptance. This includes, our most recent application for the SteraMist® robot product line, SteraBot.

In March 2020, BIT™ Solution qualified to meet the EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides with the SteraMist Environment System for room fogging/misting against SARS-CoV-2, the novel coronavirus that causes COVID-19. The EPA Emerging Viral Pathogen Guidance for Antimicrobial Pesticides is important because the occurrence of emerging viral pathogens is less common and predictable than established pathogens and there are currently no other EPA-registered combined whole room and portable technology and disinfectant solutions disinfectants with EPA product labels with claims against COVID-19. SARS-CoV-2, the novel coronavirus that causes COVID-19 qualifies as an emerging viral pathogen. Our BIT™ Solution, used exclusively in tandem with SteraMist® equipment including the Surface Unit and Environment System, is currently listed on List G for Norovirus, List H for MRSA, List K for Clostridium difficile spores, List L for Ebola, List M for H1N1, and now List N: Disinfectants for Use Against SARS-CoV-2. With labeled efficacy for large and small enveloped viruses in addition to other pathogens, we have confidence this EPA addition will support client efforts to reduce the ongoing spread of the COVID-19.

Financial Operations Overview

Our financial position as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020 (Unaudited)	December 31, 2019
Total shareholders’ equity	$13,251,000	$890,000
Cash and cash equivalents	$5,885,000	$897,000
Accounts receivable, net	$3,504,000	$1,495,000
Inventories, net	$4,375,000	$2,315,000
Prepaid expenses	$377,000	$188,000
Vendor Deposits	$333,000	$141,000
Other Receivables	$157,000	$-
Current liabilities (excluding convertible notes)	$2,940,000	$1,302,000
Convertible notes payable, net	$-	$5,000,000
Long-term liabilities	$1,385,000	$1,034,000
Working Capital (excluding convertible notes)	$11,691,000	$3,734,000
Working Capital (including convertible notes)	$11,691,000	$(1,266,000)

During the nine months ended September 30, 2020, our liquidity positions were affected by the following:

●
Net cash provided from operations of $4,945,000
●
Proceeds from loan payable of $411,000
●
Proceeds from exercise of outstanding warrants and options to purchase common stock of $184,000
●
Conversion of convertible notes payable with a principal balance of $4,500,000 into shares of common stock
●
Repayment of convertible note payable with a principal balance of $500,000

Results of Operations for the Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue, Net	$4,292,000	$1,600,000	$2,692,000	168%	$21,374,000	$4,492,000	$16,882,000	376%
Gross Profit	2,836,000	1,140,000	1,696,000	149%	12,889,000	2,875,000	10,014,000	348%
Total Operating Expenses (1)	1,740,000	1,328,000	412,000	31%	5,477,000	4,466,000	1,011,000	23%
Income (Loss) from Operations	1,096,000	(188,000)	1,284,000	NM	7,412,000	(1,591,000)	9,003,000	NM
Total Other Income (Expense)	-	(49,000)	49,000	NM	(40,000)	(165,000)	125,000	NM
Provision for Income Taxes	(77,000)	-	(77,000)	NM	(77,000)	-	(77,000)	NM
Net Income (Loss)	$1,019,000	$(237,000)	$1,256,000	NM	$7,295,000	$(1,756,000)	$9,051,000	NM
Basic Net Income (Loss) per share	$0.06	$(0.02)	$0.08	NM	$0.44	$(0.11)	$0.55	NM
Diluted Net Income (Loss) per share	$0.05	$(0.02)	$0.07	NM	$0.40	$(0.11)	$0.51	NM

(1)
Includes $11,000 and $0 in non-cash equity compensation expense for the three months ended September 30, 2020 and 2019, respectively. Includes $308,000 and $87,000 in non-cash equity compensation expense for the nine months ended September 30, 2020 and 2019, respectively.
(2)
NM – Not Meaningful

Net income was $1,019,000 compared to a net loss of ($237,000) for the three months ended September 30, 2020 and 2019, respectively, an increase in net income of $1,256,000 in the current year period. The primary reasons for the higher net income are attributable to:

●
Higher sales and gross profit of $2,692,000 and $1,696,000, respectively;
●
Lower other expenses of $49,000, offset by
●
Higher operating expenses of $412,000 and provision for income taxes of $77,000.

Net income was $7,295,000 compared to a net loss of ($1,756,000) for the nine months ended September 30, 2020 and 2019, respectively, an increase in net income of $9,051,000, in the current year period. The primary reasons for the higher net income are attributable to:

●
Higher sales and gross profit of $16,882,000 and $10,014,000, respectively;
●
Lower other expenses of $125,000, offset by
●
Higher operating expenses of $1,011,000 and provision for income taxes of $77,000.

Net Revenue

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Sales, net	$4,292,000	$1,600,000	$2,692,000	168%	$21,374,000	$4,492,000	$16,882,000	376%

Total revenue for the three months ended September 30, 2020 and 2019, was $4,292,000 and $1,600,000, respectively, representing an increase of $2,692,000, or 168% compared to the same prior year period. Total revenue for the nine months ended September 30, 2020 and 2019, was $21,374,000 and $4,492,000, respectively, representing an increase of $16,882,000, or 376% compared to the same prior year period. The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the COVID-19 Pandemic. In the third quarter we saw significant demand for our product with our Hospital-Healthcare and TSN sales as a result of theCOVID-19 Pandemic. We expect the revenue to continue to grow as our customers update their requirements, processes and procedures to include disinfecting and decontamination services into their regular routines.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to have more predictable sales quarter over quarter. Further, as the COVID-19 Pandemic subsides, we expect that the demand for our products and services will continue and we are building a team to address the post COVID-19 Pandemic market opportunities.

Product and Service Revenue

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
SteraMist Product	$3,677,000	$928,000	$2,749,000	296%	$19,557,000	$3,461,000	$16,096,000	465%
Service and Training	615,000	672,000	(57,000)	(8%)	1,817,000	1,031,000	786,000	76%
Total	$4,292,000	$1,600,000	$2,692,000	168%	$21,374,000	$4,492,000	$16,882,000	376%

Revenue by Geographic Region

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
United States	$3,446,000	$1,288,000	$2,158,000	168%	$15,437,000	$3,852,000	$11,585,000	301%
International	846,000	312,000	534,000	171%	5,937,000	640,000	5,297,000	828%
Total	$4,292,000	$1,600,000	$2,692,000	168%	$21,374,000	$4,492,000	$16,882,000	376%

Cost of Sales

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cost of Sales	$1,456,000	$460,000	$996,000	217%	$8,485,000	$1,617,000	$6,868,000	425%

Cost of sales was $1,456,000 and $460,000 for the three months ended September 30, 2020 and 2019, respectively, an increase of $996,000, in the current year period. The primary reason for the increase in cost of sales is attributable to the increase in revenue in the current year. Our gross profit as a percentage of sales for the three months ended September 30, 2020 was 66.1% compared to 71.3% in the same prior period. The lower gross profit is attributable to the product mix in sales.

Cost of sales was $8,485,000 and $1,617,000 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $6,868,000, or 425%, compared to the same period in the prior year. The primary reason for the increase in cost of sales is attributable to the increase in revenue in the current year. Our gross profit as a percentage of sales for the nine months ended September 30, 2020 was 60.3% compared to 64.0% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales. As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Professional Fees	$228,000	$83,000	$145,000	175%	$419,000	$297,000	$122,000	41%

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $228,000 and $83,000 for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately $145,000, or 175%, in the current year period. The increase is attributable to the up list to the NASDAQ Capital Market.

Professional fees were $419,000 and $297,000 for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately $122,000, or 41%, in the current year period. The increase is attributable to the up list to the NASDAQ Capital Market

Depreciation and Amortization

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Depreciation and Amortization	$177,000	$183,000	$(6,000)	(3%)	$521,000	$539,000	$(18,000)	(3%)

Depreciation and amortization were $177,000 and $183,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $6,000, or 3%, in the current year period.

Depreciation and amortization were $521,000 and $539,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $18,000, or 3%, in the current year period.

Selling Expenses

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Selling Expenses	$213,000	$314,000	$(101,000)	(32%)	$980,000	$1,274,000	$(294,000)	(23%)

Selling expenses represent salaries and wages for sales professionals, trade show fees, commissions, advertising and marketing expenses.

Selling expenses were $213,000 and $314,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $101,000, or 32%, in the current year period.

Selling expenses were $980,000 and $1,274,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $294,000, or 23%, in the current year period.

We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. The decline in selling expenses is primarily due to a revision of our sales department as well as a complete reduction in tradeshow costs in the current year period as a result of the COVID-19 Pandemic. We expect tradeshow expenses to continue to decline this year in connection with the COVID-19 Pandemic as physical distancing continues to remain in effect. We expect to increase our external sales team strategy during 2020 along with adding internal senior sales and sector Vice Presidents to address the increase in the demand for our products and services.

Research and Development

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Research and Development	$45,000	$88,000	$(43,000)	(49%)	$245,000	$249,000	$(4,000)	(2%)

Research and development expenses were $45,000 and $88,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $43,000, or 49%, in the current year period. The primary reason for the decrease is attributable to the timing of product development costs incurred in the current year period.

Research and development expenses were $245,000 and $249,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $4,000, or 2%, in the current year period.

Equity Compensation Expense

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Equity Compensation Expense	$11,000	$-	$11,000	100%	$308,000	$87,000	$221,000	254%

Equity compensation expense was $11,000 and $0 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $11,000 or 100%. The increase in equity compensation expense relates to the timing of warrants issued to consultants in the third quarter of 2020.

Equity compensation expense was $308,000 and $87,000 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $221,000 or 254%. The increase in equity compensation expense relates to the timing of warrants issued to executives and consultants in the first, second and third quarters of 2020.

Consulting Fees

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Consulting Fees	$75,000	$32,000	$43,000	134%	$226,000	$87,000	$139,000	160%

Consulting fees were $75,000 and $32,000 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $43,000, or 134%, in the current year period. The increase is due to the timing of certain projects that occurred in the third quarter of 2020 that did not occur in the same prior year period.

Consulting fees were $226,000 and $87,000 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $139,000, or 160%, in the current year period. The increase is due to the timing of certain projects that occurred in the current year that did not occur in the same prior year period.

General and Administrative Expense

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and Administrative	$991,000	$628,000	$363,000	58%	$2,777,000	$1,932,000	$845,000	44%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

General and administrative expense was $991,000 and $628,000 for the three months ended September 30, 2020 and 2019, respectively, an increase of $363,000, or 58%, in the current year period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages as well as an increase in international product registration.

General and administrative expense was $2,777,000 and $1,932,000 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $845,000, or 44%, in the current year period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages as well as an increase in international product registration.

Other Income and Expense

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Amortization of Debt Discounts	$-	$-	$-	0%	$-	$(18,000)	$18,000	100%
Interest Income	800	800	-	0%	2,300	2,400	(100)	(4%)
Interest Expense	(800)	(50,000)	49,200	(98%)	(42,200)	(150,000)	107,800	(72%)
Other Income (Expense)	$-	$(49,200)	$49,200	100%	$(39,900)	$(165,600)	$125,700	(76%)

Amortization of debt discount was $0 and $18,000 for the three and nine months ended September 30, 2019, respectively. Amortization of debt discount for the three and nine months ended September 30, 2019, consisted of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was $800 for the three months ended September 30, 2020 and 2019.

Interest income was $2,300 and $2,400 for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense was $800 and $50,000 for the three months ended September 30, 2020 and 2019, respectively. Interest expense for the three months ended September 30, 2019 consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017 of which $4,500,000 was converted to common stock in March, 2020 and the remaining $500,000 was paid in cash in March 2020.

Interest expense was $42,000 and $150,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense for the nine months ended September 30, 2020 and 2019 primarily consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017 of which $4,500,000 was converted to common stock in March, 2020 and the remaining $500,000 was paid in cash in March 2020.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Provision for Income Taxes	$77,000	$-	$77,000	100%	$77,000	$-	$77,000	100%

Provision for income taxes was $77,000 and $0 for the three months ended September 30, 2020 and 2019, respectively.

Provision for income taxes was $77,000 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $5,885,000 and working capital of $11,691,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 1,041,667 shares of our common stock at a conversion price of $4.32 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash.

For the nine months ended September 30, 2020 we incurred income from operations of $7,412,000 and for the nine months ended September 30, 2019 we incurred losses from operations of ($1,590,000). Cash provided from operations for the nine months ended September 30, 2020, was $4,945,000. Cash used in operations was ($573,000) for the nine months ended September 30, 2019.

A breakdown of our statement of cash flows for the nine months ended September 30, 2020 and 2019 is provided below:

	For The Nine Months Ended September 30,
	2020	2019
Net Cash Provided By (Used) in Operating Activities	$4,945,000	$(573,000)
Net Cash Used in Investing Activities	$(50,000)	$(288,000)
Net Cash Provided By Financing Activities:	$94,000	$-

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2020 was $4,945,000, compared to cash used in operations for the nine months ended September 30, 2019 of ($573,000). Our cash provided by operations improved in the current year period as a result of increased revenue and net income.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $50,000 and $288,000, respectively. Cash used in investing activities decreased $238,000 primarily due to software development costs and the acquisition of fixed assets in the prior year period.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $94,000 and $0, respectively. The cash provided by financing activities increased in the current period due to the repayment of the principal balance of the convertible note of $500,000 offset by proceeds from the exercise of warrants and options in the amount of $184,000 and proceeds from loans payable of $411,000.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

●
ramp up and expansion of our internal sales force and manufacturers’ representatives;
●
length of our sales cycle;
●
global response to the outbreak of COVID-19 Pandemic;
●
expansion into new territories and markets; and
●
timing of orders from distributors.

We could incur operating losses and an increase of costs related to the continuation of product and technology development, and sales expense as we continue to grow our sales teams and geographic presence, tooling capital expenditures as we ramp up and streamline our production and administrative activities including compliance with the Sarbanes-Oxley Act of 2002 Section 404.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

We must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

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

Contract Balances

As of September 30, 2020, and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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
Level 2:
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02 (ASC 842), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the modified retrospective basis with a cumulative effect adjustment as of that date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing our net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

Equity Compensation Expense

We account for equity compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 625,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the nine months ended September 30, 2020 and 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. We elected to adopt this guidance early, in 2020 on a prospective basis. The new guidance did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 above.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 405 under the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to disclose the information required by this Item 3 pursuant to Item 305(e) of Regulation S-K.

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020. There have been no material changes from the risk factors disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above, except as follows:

We have historically experienced losses from our operations, may not be able to sustain profitability and may need to seek additional financing to sustain our operations.

We incurred net losses of approximately $2.3 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of $36.2 million as of September 30, 2020. Due largely to increased demand for our products and services in connection with the COVID-19 outbreak, we had net income of $7.3 million for the nine months ended September 30, 2020. We have been increasing our headcount and expenses to support our continued product development and planned growth, and if demand for our products declines and we are unable to sustain our recent increases in our net income, we may not be able to sustain profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Even if we do sustain or increase profitability on a quarterly or annual basis, we may still need to seek additional financing to facilitate our continued growth. To finance our product development and grow our business, we may seek funds through borrowings or through private or public equity or debt offerings. We may be unable to raise funds on commercially reasonable terms or at all. In addition, the sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If we do not obtain additional resources or achieve and sustain profitability, our ability to capitalize on business opportunities will be limited, the growth of our business will be harmed, our business may fail, and investors may lose all of their investment.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, or the COVID-19 Pandemic. While the demand for our products generated from the COVID-19 Pandemic has positively impacted our financial position, it has negatively impacted our operational condition by forcing us to implement various policies for the safety of our employees, including “work from home” policies and office social distancing policies, which may lead to lower productivity of our employees and a decrease in the innovation and advancement of our products. Beyond our own policies, numerous state and local jurisdictions have previously imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, which negatively affects our operations and potentially the demand for our products and services. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and may continue to negatively impact our operations.

Significant outbreaks of contagious diseases such as COVID-19, and other adverse public health developments, could have a material impact on our inventory position or inventory costs due to its impact of our third-party suppliers. Further, our efforts to maintain an adequate stock of all our product components may not be sufficient to avoid a disruption to our production capacity due to the current COVID-19 Pandemic or similar events that may occur in the future.

Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers for training and case support; disruptions in our production schedule and ability to manufacture and assemble products; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties, including suppliers; increase in bad debts due to an adverse impact of the pandemic on our clients’ cash flows and resulting decrease in collectability of our account receivables; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our products.

While the potential economic impact brought by, and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 Pandemic could cause disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business for the same reasons.

Our recent increase in our net income was largely caused by a spike in demand for sanitation products and services created by the COVID-19 Pandemic and may not be sustainable.

The COVID-19 Pandemic has increased the global demand for sanitizing products and services which help prevent the proliferation of COVID-19. Our products and services are among those that have seen an increase in demand due to the COVID-19 Pandemic, causing us to realize an increase in revenues and making us profitable for the first time. If our customers do not continue to use our products after the COVID-19 Pandemic has subsided, our sales may be negatively impacted.

Continued rapid growth may strain our internal resources, which would hamper our ability to manage our growth effectively, create operating efficiencies or sustain profitability.

We are experiencing a rapid growth in the demand for our products and services in connection with the COVID-19 Pandemic which may strain our financial and operational resources that were established to meet a lower level of demand. Due to our rapid growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel at the pace needed to meet the demand for our products and services. Further, the expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our growth could delay the execution of our development and strategic objectives or disrupt our operations. Any operational disruptions may take the form of a decrease in the quality of customer service, reporting problems and delays in meeting important deadlines, all of which could result in a loss of market share and other problems that could adversely affect our reputation and financial performance.

Our SteraMist® family of products currently accounts for the majority of our revenue, and our success is almost completely dependent on the success of our SteraMist® brand.

Our SteraMist® family of products is currently our primary product offering, and we are completely dependent on its success. Successfully commercializing products such as ours is a complex and uncertain process. Our commercialization efforts will depend on the efforts of our management and sales team, our third-party manufacturers and suppliers and general economic conditions, among other factors, including the following:

●
the effectiveness of our marketing and sales efforts in the United States and internationally;
●
our third-party manufacturers’ and suppliers’ ability to manufacture and supply the components of our SteraMist® products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;
●
the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing sanitizing products;
●
our ability to obtain, maintain, and enforce our intellectual property rights in and to our SteraMist® products;
●
the emergence of competing technologies and other adverse market developments, and our need to enhance our SteraMist® products and/or develop new products to maintain market share in response to such competing technologies or market developments;
●
our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our SteraMist® products; and
●
our ability to achieve and maintain compliance with all regulatory requirements applicable to our SteraMist® products.

We have hired and trained additional sales professionals to account for the increased demand for our products. Despite this growth in sales personnel, we expect that our additional sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent any of our sales force is comprised of personnel hired from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. This may subject us to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Addressing such allegations would be costly both in terms of time and resources. Any of these risks may adversely affect our business.

We rely on a few key customers for a majority of the sales of our products, and the loss of any one key customer would substantially reduce our revenues and a loss of regional coverage for our products and services.

We rely on a few key customers, and the loss of any of which would substantially reduce our revenues. Our customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale, however certain of these customers account for a significant amount of revenues. Specifically, one customer accounted for 11% of our net revenue for the nine months ended September 30, 2020. Further, certain dealer or distributor customers serve as our regional representatives in certain geolocations, the loss of which would cause us to lose product coverage in such locations.

We have no long-term customer contracts and our sales history or backlog cannot be relied upon as an indicator of our future sales.

We do not have long-term contracts with any of our customers, and our sales history or backlog cannot be relied upon as a future indicator of our revenues. Our contracts and purchase commitments with customers may be canceled under certain circumstances. As a result, we are exposed to competitive price pressures on every order, and our agreements with customers do not provide assurance of future sales. Our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. As such, our unfilled orders and previously completed sales should not be relied on as a measure of anticipated demand or future revenue.

Our licensing agreements with restoration industry specialists are not exclusive, which may allow for our competitors to sell their products and services to such specialists.

Our licensing agreements with restoration industry specialists under our TOMI Service Network program, which allows certain restoration specialists to use and sell our products, are not exclusive. This lack of exclusivity allows our competitors to sell products to the same restoration specialists which could reduce our sales if our competitors’ products are used in lieu of our products. Additionally, the use of our and our competitors' products by a restoration specialist may create market confusion between our products and the products of our competitors, which may adversely affect our brand reputation and business.

Our success depends upon broad market acceptance of our technology that has not yet been achieved.

Our BIT technology is relatively new, having received full Hospital registration for C. diff spores from the EPA in mid-2017. Our sales are dependent upon broad market acceptance of our technology that replaces long-standing failing manual cleaning techniques such as quaternary ammonium compounds and bleach for disinfection, with our no-touch mechanical process. The failure to obtain broad market acceptance inevitably leads to substantially increased lead times for sales until our prospective customers, particularly in the Hospital-Healthcare market, are accustomed to the use of newer mechanical technology. The inability to timely meet our sales goals could adversely affect our financial condition and results of operations.

We are subject to a variety of risks associated with doing business internationally.

We maintain, and have grown over the last year, significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; requirements or preferences for domestic products or solutions, which could reduce demand for our products; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; unexpected legal or regulatory changes; enhanced credit risks in certain countries and emerging market regions; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; exchange controls or other trade restrictions including, the impact of the COVID-19 Pandemic on our supply chain and the industries in which we operate; customs clearance and shipping delays; general economic and political conditions in countries where we operate or where end users of our products are situated, including the potential implications of the COVID-19 Pandemic; natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to manufacture or sell or products; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and difficulties associated with compliance with a variety of laws and regulations governing international trade.

If our procedures to ensure compliance with export control laws are ineffective, our business could be harmed.

Our foreign operations and sales are subject to far reaching and complex export control laws and regulations in the United States and elsewhere. Violations of those laws and regulations could have material negative consequences for us including large fines, criminal sanctions, prohibitions on participating in certain transactions and government contracts, sanctions on other companies if they continue to do business with us and adverse publicity.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment to foreign governments and political parties for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. Any violation of the FCPA or other applicable anti-corruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, businesses, financial conditions, operating results and cash flows.

Our operations are subject to environmental laws and regulations that may increase costs of operations and impact or limit our business plans.

We are subject to environmental laws and regulations affecting many aspects of our present and potential future operations, including a wide variety of EPA labeling and other state regulatory agency requirements. For example, under the Federal Insecticide, Fungicide, and Rodenticide Act, we are required to register with the EPA and certain state regulatory authorities as a seller of disinfectants, and we are subject to EPA labeling requirements for each use that SteraMist® is intended to address. Compliance with these laws and regulations may result in increased costs and delays as a result of administrative proceedings and certain reporting obligations. Public officials and entities may seek injunctive relief or other remedies to enforce applicable environmental laws and regulations. If we are found to not have complied with these laws and are unable to sell out products, our business and financial results will be negatively impacted.

Our reliance upon third-party contractors, suppliers and manufacturers for the manufacture of our products increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost and reduces our control over the manufacturing process.

We rely upon third parties to supply us with our products. We outsource the manufacturing of our SteraMist® line of equipment to a manufacturing company and use contract manufacturers to build our BIT-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, due to risks including increased product costs, limited inventory that is not capable of meeting demand and the possible misappropriation of our proprietary information, such as our trade secrets and know-how. Further, as we maintain a limited number of manufacturers for our SteraMist® line of equipment and blenders for our SteraMist® solutions, alternative production facilities may not be available in the event of a disruption, or if alternative production facilities are available, the number of third-party suppliers with the necessary manufacturing and regulatory expertise to produce our products at their current quality level is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business.

Because of our reliance upon third parties to supply us with our products, we do not have control over the manufacturing process of our third-party suppliers and are dependent on such third-party suppliers for compliance with the regulations applicable to our products. Third-party suppliers may not be able, or fail, to comply with applicable regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with suppliers based on our estimates of future demand for our products and services. Our limited historical experience in foreign markets and recent increase in demand in the United States may lead us to inadequately forecast such inventory needs. Further, our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to adequately manage our expansion efforts, product introductions by competitors, an increase or decrease in customer demand for products of our competitors, our failure to accurately forecast customer acceptance of new product enhancements, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Similarly, a portion of our inventory could become obsolete or expire, which could have a material and adverse effect on our earnings and cash flows due to the resulting costs associated with inventory impairment charges and costs required to replace obsolete inventory. Any of these occurrences could negatively impact our financial performance.

Conversely, if we underestimate customer demand, we may not be able to deliver sufficient products to meet our customers’ requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient resources to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

Our success depends on our ability to adequately protect our intellectual property.

Our commercial success depends, in part, on our ability to obtain, maintain, defend, file new or enforce our existing patents, trademarks, trade secrets and other intellectual property rights covering our technologies and products throughout the world. We may, however, be unable to adequately preserve such rights due to a number of reasons, including the following:

●
our rights could be invalidated, circumvented, challenged, breached or infringed upon;
●
we may not have sufficient resources to adequately prosecute or protect our intellectual property rights;
●
upon expiration of our patents, certain of our key technology may become widely available; or
●
third parties may be able to develop or obtain patents for similar or competing technology.

Although we devote resources to the establishment and protection of our patents and trademarks, the actions we have taken or will take in the future may not be adequate to prevent violation of our patents, trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their patents, trademarks and proprietary rights. In the future, litigation may be necessary to enforce our trademarks or proprietary rights and we may be forced to defend ourselves against claimed infringement or the rights of others. Any such litigation could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations.

In addition, we rely in part upon unpatented trade secrets, unpatented know-how, and continuing technological innovation which may not yet, or may never be, patented, to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and consultants. We also have agreements with our employees and consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. In addition, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Further, our trade secrets could otherwise become known or be independently discovered by our competitors, which would harm our business.

We may be unable to enforce our intellectual property rights throughout the world.

As part of our growth strategy, we are seeking to expand our operations internationally. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. To the extent that we have obtained or are able to obtain patents, trademarks or other intellectual property rights in any foreign jurisdictions, it may be difficult to stop the infringement of our patents, trademarks or the misappropriation of other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide only limited benefit or no benefit.

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

We face significant competition in our industry, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.

The decontamination and environmental infectious disease control industry is extremely competitive. The competition includes remediators and disinfection/decontamination companies such as Steris, Bioquell (Eco-lab) and Clorox, various ultraviolet companies and quad ammonia-chemical companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, a greater ability to provide similar products and services at a lower cost and substantially greater financial and marketing resources than us to develop new products and commercialize existing products. We believe that the principal factors affecting competition in our markets include name recognition, customer familiarity with products, effective marketing, competitive pricing strategies and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. We may not be able to compete successfully in the remediation industry. Further, if one or more competitors successfully develops a decontamination product that is more effective, better tolerated, results in a better customer experience, is easier to use or otherwise more attractive than our products, our ability to continue to commercialize our products could be significantly and adversely affected due to a lack of ability to compete, which would have a material adverse effect on our business, financial condition and results of operations.

If the quality of our products do not meet the expectations of our customers, then our brand and reputation or our business could be adversely affected.

In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components and inventory. We may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of products that do not meet the expectations of our customers. If the quality of our products does not meet the expectations of customers, then our brand and reputation, and our ability to receive referral customer business, could be adversely affected.

Our long-term growth depends, in part, on our ability to enhance and develop new products, and if we fail to do so we may be unable to compete effectively.

It is important to our business and our long-term growth that we continue to enhance and develop new products. We intend to continue to invest in research and development activities focused on improvements and enhancements to our existing intellectual property and product offerings. Our development goals include the development and commercialization of a variety of sanitizing robotic devices and backpack units. Despite our reasonable efforts, it may not be possible for us to innovate in a way to keep us competitive with other company’s due to financial and time constraints which will negatively impact our business.

The introduction of new products is often accompanied by design and production delays, as well as significant cost, which could prevent us from introducing new products to the market in a timely and cost-effective manner.

The development and initial production and enhancement of the decontamination systems we produce is often accompanied by design and production delays and related costs. If we are unable to introduce new products on our anticipated timeframe or financial cost, our business, financial condition and results of operations may suffer due to failing to remain competitive in our market.

We have a limited management team size which may reduce our ability to effectively manage our business operations as it grows.

We have a limited management team size which may reduce our ability to effectively manage our business as it grows. As we expand, we expect to increase the size of our management team. However, our management team may not be able to adequately manage our business, and any failure to do so could lead to a general negative impact to our business.

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

We depend to a significant degree on our ability to attract, retain and motivate quality personnel. We further note that competition for highly skilled personnel is often intense. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs, the failure of which would have a material adverse effect on our business.

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

The misuse of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Customers, technicians, or service providers could use our products in a manner that is inconsistent with the products’ intended use. We train our marketing personnel and sales representatives to not promote our products for uses outside of the intended use, however, we cannot otherwise prevent all instances of misuse. Further, the marketing and sales representatives that we have hired to help meet the demand for our products may not have received proper training or have the working knowledge needed to adequately advise our customers how to safely use our products. Misuse of our products may cause an increased risk of injury to customers, which could harm our reputation in the marketplace, as well as lead to potential product liability lawsuits.

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could harm our business, financial condition and operating results.

From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including: problems assimilating the acquired products or technologies; issues maintaining uniform standards, procedures, controls and policies; unanticipated costs associated with acquisitions; diversion of management’s attention from our existing business; risks associated with entering new markets in which we have limited or no experience; increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and unanticipated or undisclosed liabilities of any target.

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.

Our employees, consultants, and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the EPA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial information or data. Whether or not we are successful in defending against any legal actions or investigations in connection with any misconduct attributed to us, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We have and likely will continue to incur significant legal, accounting and other expenses as a public company subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, or SOX, the Dodd–Frank Wall Street Reform and Consumer Protection Act and other applicable rules and regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, applicable rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or the Board, or as executive officers.

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

When we are no longer a “smaller reporting company,” we will be subject to additional reporting requirements as a public company. We expect that we will incur increased legal, accounting and other costs as we continue to improve existing, and implement new, operational and financial systems, procedures and controls to prepare for and comply with these additional requirements.

As a result of disclosure of information, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

Risk Related to Our Securities

Our stock price is volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small-cap companies. These fluctuations have often been unrelated to the operating results of such companies and in recent times have been exasperated by investors’ concerns stemming from the COVID-19 Pandemic. Factors that may affect the volatility of our stock price include the following:

●
anticipated or actual fluctuations in our quarterly or annual operating results;
●
our success, or lack of success, in developing and marketing our products and services;
●
changes in general economic, political and market conditions in or any of the regions in which we conduct our business, including as a result of the current COVID-19 outbreak and related governmental responses;
●
our ability to raise the required capital to fund our business;
●
changes in financial estimates by us or of securities or industry analysts;
●
the issuance of new or updated research reports by securities or industry analysts
●
the announcement of new products, services, or technological innovations by us or our competitors;
●
changes in our executive leadership;
●
regulatory developments in our industry affecting us, our customers or our competitors;
●
competition; and
●
the sale or attempted sale of a large amount of common stock.

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

We have a substantial number of options, warrants and convertible preferred stock outstanding, which could give rise to additional issuances of our common stock and potential dilution of ownership to existing shareholders.

As of September 30, 2020, we had outstanding options, warrants and convertible preferred stock to purchase approximately an aggregate of 1.9 million shares of our common stock at exercise or conversion prices ranging from $0.80 to $8.40 per share. Of these, approximately 101,250 represent shares underlying options with exercise prices ranging from $0.80 to $4.40 per share, approximately 1.7 million represent shares underlying warrants at exercise prices ranging from $0.64 to $8.40 per share and approximately 63,750 represent shares underlying our shares of convertible $0.01 preferred A stock. To the extent any holders of options, warrants or convertible preferred stock exercise the same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that securities or industry analysts publish about us and our business. If one or more of the analysts who cover us downgrades our common stock or issues other unfavorable commentary or research the price of our common stock may decline. If one or more analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline and could result in the loss of all or part of your investment in us.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Our common stock is traded on the NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when our common stock could be considered thinly-traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. Equity or equity-related financing transactions that result in a large amount of newly issued shares that become readily tradable, or sales of significant numbers of shares by current shareholders, have placed, and in the future could place, downward pressure on the trading price of our stock. In addition, during times of lower trading volume, a shareholder who desires to sell a large number of shares of common stock may need to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event that the price of our stock falls, we may become involved in securities class action litigation that could divert management’s attention and harm our business.

In the future, we may also issue our securities if we need to raise additional capital or in connection with acquisitions. The number of shares of our common stock issued in connection with a financing or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

We have recently listed on the NASDAQ Capital Market and may not be able to maintain compliance with NASDAQ’s standards to maintain listing on the exchange, which could limit shareholders’ ability to trade our common stock.

As a listed company on the NASDAQ Capital Market, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which could materially impact the liquidity of our common stock making it more challenging to buy and sell shares of our common stock.

We are a “smaller reporting company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies. Investors may not find our common stock attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change in control would be beneficial to our shareholders.

Provisions of our articles of incorporation, as amended, and amended bylaws as well as provisions of Florida law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our shareholders. These include: maintaining authorized but unissued shares of our capital stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt; no provision for the use of cumulative voting for the election of directors; maintaining a staggered board, limiting the speed at which our shareholders may replace our entire Board, and limiting the ability of our shareholders to call special meetings.

In addition, Florida Business Corporation Act, or FBCA, § 607.0902 generally provides that shares acquired in excess of certain specified thresholds, without first obtaining the approval of our Board, will not possess any voting rights unless such voting rights are approved by a majority of our disinterested shareholders. Additionally, FBCA § 607.0901 requires that, subject to certain exceptions, any affiliated transaction with a shareholder that owns more than 15% of the voting shares of the corporation, referred to as an “interested shareholder,” receive the approval of either the corporation’s disinterested directors or a supermajority vote of disinterested shareholders, or, absent either such approval, that a statutory “fair price” be paid to the shareholders in the transaction. The shareholder vote requirement is in addition to any shareholder vote required under any other section of the FBCA or our articles of incorporation, as amended.

The concentration of our common stock ownership with our executive officers, directors and affiliates will limit your ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate approximately 26.2% of our outstanding common stock as of November 13, 2020. This percentage includes outstanding shares of common stock, convertible preferred stock, warrant and stock options that are vested and exercisable as of that date. These shareholders will therefore have significant influence over management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. This ownership could negatively affect the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 22, 2020, we entered into an employment agreement with Halden S. Shane, or the CEO Employment Agreement, pursuant to which Mr. Shane will continue to serve as our Chief Executive Officer for an additional three-year term. The CEO Employment Agreement, effective October 1, 2020, replaces Mr. Shane’s previous employment agreement, which expired by its terms on December 31, 2020. Under the Employment Agreement, Mr. Shane is entitled to an annual base salary of $500,000, a signing bonus of 375,000 warrants at a strike price equal to the VWAP for the three-day period prior to the date of issuance and having a ten-year term, an annual bonus of 31,250 stock options to be granted pursuant to the 2016 Plan and a performance based bonus at the discretion of our Board. In connection with the CEO Employment Agreement, on October 1, 2020 we issued 375,000 warrants to Mr. Shane, with such warrants being exercisable at $6.17 per share.

On October 1, 2020, we entered into an employment agreement with Elissa J. Shane, or the COO Employment Agreement, pursuant to which Ms. Shane will continue to serve as our Chief Operating Officer for an additional three-year term effective as of the date of the agreement. The COO Employment Agreement replaces Ms. Shane’s previous employment agreement, which expired by its terms on December 31, 2020. Under the Employment Agreement, Ms. Shane is entitled to an annual base salary of $270,000, a signing bonus of 93,750 warrants at a strike price equal to the VWAP for the three-day period prior to the date of issuance and having a ten-year term and a performance-based bonus at the discretion of our Board. In connection with the COO Employment Agreement, on October 1, 2020 we issued 93,750 warrants to Ms. Shane, with such warrants being exercisable at $6.17 per share.

The foregoing description of the CEO Employment Agreement and the COO Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CEO Employment Agreement and COO Employment Agreement, copies of which are attached hereto as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 13, 2020	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Promissory Note, dated April 21, 2020, by and between TOMI Environmental Solutions, Inc. and City National Bank.	10-Q			5-14-20

10.2+	Employment Agreement, dated October 1, 2020, by and between TOMI Environmental Solutions, Inc. and Elissa J. Shane.

10.3+	Employment Agreement, dated September 22, 2020, by and between TOMI Environmental Solutions, Inc. and Halden S. Shane.					X
X
31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.