Form 10-K
period 2020-12-31
TOMI Environmental Solutions, Inc.
filed 2021-03-30
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

FLORIDA	59-1947988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8430 Spires Way Frederick, Maryland	21701
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $104,219,332, based upon the closing price of the registrant’s common stock as reported on the OTCQB Marketplace on such date.

As of March 29, 2021, the registrant had 16,811,513 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

PART I

Item 1.
BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (BIT™).

SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using cold plasma science created under a grant by the United States Defense Advanced Research Projects Agency (DARPA). Our EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution, including its sole active ingredient of 7.8% hydrogen peroxide, through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and air space throughout the targeted treatment area, over, above and beyond the ability of manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we were required to register with the EPA and certain state regulatory authorities as a seller of disinfectants. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include Clostridium difficile spores and MRSA, as well as the influenza virus h1n1, which we believe has better positioned us to penetrate all industries including the biodefense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). In March 2020, our EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses and included on List N (Emerging Viral Pathogens including SARS-CoV-2).

SteraMist® Binary Ionization Technology® allows a facility to have a mechanical method of cleaning using a Hospital-HealthCare disinfectant which is an EPA registered tool and solution to replace flawed manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. We maintain this registration in 50 states, Canada, and approximately thirty-five (35) other countries.

Our Technology

BIT™ was developed in response to Amerithrax, the weaponized anthrax spore attacks that occurred in Washington, D.C. shortly after the September 11, 2001 U.S. terrorist attacks. BIT™ is a patented process that aerosolizes and activates a low concentration hydrogen peroxide solution, producing a fine aqueous mist (0.3-3 um in diameter) that contains a high concentration of Reactive Oxidative Species (“ROS”), mostly hydroxyl radicals (“OH”). ROS cause damage to pathogenic and resistant organisms, such as bacteria, bacteria spores, viruses, mold spores, other fungi and yeast, via oxidation of proteins carbohydrates, lipids and rendering the building blocks of nature’s amino acids, DNA and RNA inactive - leading to cellular death, disruption and/or dysfunction.

Testing detailed by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense demonstrated these hydroxyl radicals aggressively break the double bonds and other bonds in bacterial spores, biological and chemical warfare agents and neutralize their threat while producing nontoxic by-products. The unique alteration of the chemistry of our solution occurs after our EPA-registered solution passes through an atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule, the net result - our ..OH hydroxyl radical. This hydroxyl radical is known as iHP™. This patented process allows these hydroxyl radicals to exist in high concentrations without rapidly recombining and losing their reactivity, while seeking to attach with any and all surfaces within the proximity of TOMI’s mist.

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

Each and every SteraMist® product utilizes the innovative and easy-to-use power of Binary Ionization Technology which is designed to be easily incorporated into any industry’s current cleaning procedures. No wipe, no rinse, no residue, non-corrosive, high level efficacy, quick turnaround time, superior material compatibility (spray direct on sensitive equipment), and a submicron particle allows the mist/fog to reach every area being treated regardless of what is in the space.

SteraMist® is being used throughout the world and has been demonstrated to reduce certain problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), Clostridium difficile, Middle East Respiratory Syndrome (“MERS”), Ebola (“Ebola”) and SARS CoV-2 the virus that causes COVID. In U.S. hospitals where SteraMist® is being used for terminal cleaning, evidence has demonstrated a reduction of Clostridium difficile spore rates. SteraMist® has reduced outbreaks of nosocomial MDRO’s (Klebsiella pneumoniae, AB, pseudomonas aeruginosa) at large hospital to small clinics and has contributed to the control of MERS, Ebola and COVID throughout the world.

Although a technology developed to combat the hardest to kill pathogens and neutralize the most difficult chemical agents, TOMI’s customer base fought at the front lines of combating the current pandemic of Coronavirus or SARS CoV-2 in 2020.

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

All our SteraMist® products are fully validated to comply with good manufacturing practice standards, have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”). Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, Salmonella, Norovirus, SARS CoV-2, mold spores, MRSA, h1n1, Geobacillus stearothermophilus and Clostridium difficile spores.

Our Products and Services

SteraMist® Surface Unit

Our SteraMist® Surface Unit is a fully portable, handheld, point and spray disinfection/decontamination system intended to provide quick turnover of any affected space. The single applicator unit enables disinfection of all surfaces, including high touch, sensitive equipment and electronics. An application time of only five seconds per square foot with no wet contact time allows for safe re-entering of the space within minutes after application.

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

SteraMist® Environment System

Our SteraMist® Environment System is a transportable, remotely controlled system that provides complete room disinfection/decontamination of a sealed space up to 103.8 m3 (3,663 ft3) in just under 45 minutes (application and dwell time). Individually, each remote applicator can be used to treat a space of approximately 34.6 m3 (1,221 ft3). Injection times are based on individual room size and number of applicators. Multiple systems can be used simultaneously to accommodate larger or multiple spaces with fast application and minimal down time. Our hybrid technology applicators can be used in both manual and/or fogging modes.

Our SteraMist® Environment System features additional programmable and printable features in PDF format. Other key features include lot # of BIT™ Solution, location identifier, injection/dwell/aeration times, and error notifications. These features are required for many Life Science facilities.

The SteraMist® Total Disinfection Cart

The Total Disinfection Cart was designed by request of multiple public healthcare facilities EVS (Environmental Service) teams using our equipment for the SHIELD study that TOMI is participating in. The cart houses our Surface Unit, a portable H2O2 monitor, Carbon Air Scrubber, Respiratory Protection System with positive pressure air flow, storage hooks, and a sign notifying the room is being treated. Included with the Cart is a custom ICU 55-minute terminal cleaning protocol.

SteraMist® Select Surface Unit

Our Select Unit was designed to meet the needs of our customers who have smaller enclosures in need of decontamination. This unit is lightweight and easy to transport with the added ability to function between a lower flow operation and standard operation, such as the SteraMist® Surface Unit. The user can adjust air flow, adjust pump fluid flow, set the programmable timer for automatic runs, modify spray/dwell times and number of cycles, and is equipped with start and stop buttons. It is ideal for the decontamination of Laminar flow cabinets, Biosafety cabinets, Isolators and other small and medium size laboratory and research equipment.

Stainless Steel 90 Degree Applicator

TOMI’s standard applicator was converted to a 90 degree and manufactured using 316 stainless steel, the ideal applicator to accompany the Select Surface Unit, affording many 90-degree build-in opportunities. This applicator is purchased with a flange for ease of installation either permanently or semi-permanently.

iHP™ Plasma Decontamination Chamber

Our patented cold plasma technology can be integrated with a chamber or cage washer by leading manufacturers. Current examples are Lynx, BetterBuilt and Allentown. Our custom generator/chamber is built into a stainless-steel single door panel and is permanently mounted next to the chamber or washer, while a SteraMist® Applicator or 90 Degree Applicator is permanently or semi-permanently mounted in the enclosure. This SteraMist® product line includes but is not limited to an internally mounted air compressor, regulator for air pressure adjustment, E-stop button, lever power switch, data logging functions, and multiple dry contract outputs determined by the needs of the customer.

SteraMist® Custom Engineered System (CES)

The SteraMist® permanent installation is perfect for any room that requires routine automated disinfection decontamination. The CES is an automated system that is plumbed utilizing the facilities’ existing HVAC system. This involves permanently installing SteraMist® applicators within the designated space to achieve maximum results. The generator and Programmable Logic Control (“PLC)” are housed in a National Electrical Manufacturers Association (“NEMA)” enclosure in a central remote location. The entire system can be developed for multiple rooms and various specifications, controlled remotely through the NEMA interface. The status of the decontamination cycle is monitored with indicators and can be integrated into a Supervisory Control and Data Acquisition (“SCADA)” monitoring board. The system is now available with a scale to measure the use of BIT Solution for a customer’s ease of reordering our consumable and comes in a variety of drum sizes. In addition, this product includes a new upgrade of 90-degree rotating applicators providing even faster equal dispersion of the iHP™ fog.

iHP™ Corporate Service Decontamination

TOMI offers full room, equipment, facility, and emergency disinfection and decontamination services. Our goal is to give our customers quality control by reducing bioburden and eliminate the potential for costly microbial contamination in the Life Sciences and Food Safety industries. Single and routine services are provided to TOMI customers to coincide with maintenance, mandatory facility shutdowns, or to control a specific threat.

Industries & Market Segments

All the above product offerings help our customers create a healthier world by providing them a significant opportunity to help reduce the spread of Community Associated Infections (“CAI’s”) and Healthcare-Acquired Infections (“HAI’s”) and the most lethal of pathogens including our recent SARS CoV-2 pandemic and future pandemics.

SteraMist® and TOMI’s related service platforms are currently being used in a broad spectrum of industries and has the ability to fit into any cleaning protocol. We have categorized these industries into five (5) divisions: Hospital-HealthCare, Life Sciences, TOMI Service Network (TSN), Food Safety, and our Commercial division.

Hospital-HealthCare. Our SteraMist® Surface Unit and SteraMist® Total Disinfection Cart are solutions to aid our Hospital-HealthCare customers in providing the quality of care and safety they provide to their patients by disinfecting patient and operating rooms, pharmacies, ambulances, and emergency environments in a hospital or healthcare facility. Our team of technicians and representatives train, maintain, and troubleshoot capital equipment throughout the world for our Hospital-HealthCare customers.

We continue to penetrate the hospital-healthcare market segment, and under the United States Patient Protection and Affordable Care Act’s (also known as the Affordable Care Act or ACA) Hospital Readmissions Reduction Program, hospitals that have high rates of infections and HAIs are facing significant financial penalties. Our SteraMist® BIT™ technology has proven to reduce the transference spread of infections leading to an overall reduction in the number of patients being infected as a result of the historic poor manual cleaning of these patient rooms, infectious disease rooms and operatory suites, with a corresponding return on investment to the hospital of up to 20-to-1 in the first year.

Life Sciences. Our SteraMist® line of products is a decontamination solution to use sites in this industry, specifically pharmaceutical (compounding and manufacturing), vivariums, research universities, BSLs (biological safety labs) 1, 2, 3 and 4 level, BSC’s (biological safety chambers), isolators, cage washers, and cleanrooms. With proper implementation of SteraMist®, all facilities can reduce the risk of infectious as well as potentially infectious agents and/or materials, which facilities such as these handle on a routine basis.

There are many requirements and restrictions on the type of decontamination agents our Life Sciences customers may use to prevent these risks and remediate adverse incidents. In light of these regulations, our rapid deployment of our effective iHP™ aerosolized mist is the solution to lower risks, reduce damage to expensive laboratory equipment and furniture, eliminate other labor intense procedures, and perform decontamination clean-up in these spaces quickly, less caustically, requiring no wipe and with no residue. By using iHP technology these most important facilities are able to perform more experiments a year due to the effective quick treatment that iHP offers.

Our team of technicians and representatives train, maintain, and troubleshoot capital equipment globally for our Life Sciences customers. Further, our iHP™ Corporate Service decontamination team provides routine and emergency treatment. TOMI’s iHP™ service team also does commissioning and decommissioning of facilities equipment or full complete space decontamination for new and existing customers.

The TOMI Service Network. The TSN, has allowed us to enhance our corporate service division by creating a multi-nation-wide network composed of existing, full-service specialists. Since the launch of TSN, we have added two hundred (200) service partner companies across the United States and Canada. These are professional first responders that specialize within the mold remediation, hurricane and tornado response and other mitigation fields, biohazard specialists including forensic restoration specialists.

These professional servicing specialists (TSN partners) focus their businesses in the commercial and residential space. Our team of customer experience managers and our training department maintains and troubleshoots capital equipment for these individuals with the goal of implementing servicing procedures and protocols throughout the United States and Canada for our TSN network partners. Members are provided access to 24/7 support in marketing their iHP service divisions and landing webpage connected to tomimist.com.

Food Safety Industry. SteraMist® aerosolizing cold plasma technology is an effective decontaminant in the food safety industry. According to the CDC, 80 million people per year in the United States contract, and 5,000 people die from, food poisoning or other food-related illnesses. Current food safety cleaning techniques involve time intensive processes, which can reduce food manufacturers’ profit. Our iHP™ degrades into only harmless water (humidity) and oxygen. We have applied for approval from the United States Food and Drug Administration (the “FDA”) and the United States Department of Agriculture (the “USDA”), when approved we anticipate that our solution can be applied directly to all foods. Currently we use SteraMist® on food packing, processing and storage equipment as SteraMist® is safe for use on electronics and kitchenware, along with high touch surfaces where most pathogens are found (such as phones, computers and kitchen appliances). We believe that SteraMist® could be useful for decontamination at all phases of food production, from the farm, slaughterhouse, packaging and canning facilities, food storage locations to the transportation of food and to the restaurants and grocery stores.

Commercial. TOMI commercial division addresses the viral pathogens threat to everyday operations. We bring powerful disinfection and decontamination to a wide array of industries with computability in endless use sites, from large-scale land, sea, and air transportation to county and state emergency facilities to retail and educational facilities. Our commercial customers have the goal to keep employees and first responders healthy while maintaining operations.

Homeland defense and border protection is a subspecialty of our commercial division. Countries around the world, including the United States, need to protect their borders and cities against a potential terrorist attack. Our SteraMist® line of products will give governmental bodies an added tool in their arsenal to mitigate the risk of a weaponized biological and chemical attack. In addition, SteraMist® could assist in mitigating the spread of emerging pandemic viruses, including strains of Ebola, MERS, MLAV (filovirus), and influenza virus subtypes like h1n1, h5n1, h7n9 and h10n8. Our SteraMist® line of products may assist border patrol agents in controlling the spread of infectious disease introduced by foreign individuals by decontaminating interview rooms, containment rooms, holding cells and quarantine areas after a potential infected carrier’s condition either improves or the carrier dies.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Manufacturing

We outsource the manufacturing and blending of our SteraMist® line of equipment and BIT™ Solution. Our SteraMist® equipment is manufactured by two (2) ISO9001 registered companies with facilities in Pennsylvania, New York, New Jersey, and Australia.

Our solution is blended by an EPA approved blender; our blend includes one (1) active ingredient, 7.8% Hydrogen Peroxide.

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

          Our portfolio includes more than twenty (20) Utility Patent applications worldwide for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution.  Most recently, in November 2020, we were granted utility patents in Australia and Israel for our SteraMist® BIT™ technology.  In the recent past, we have obtained two related United States utility patents giving us protection of our technology until the year 2038, and we are pursuing further claims to additional capabilities in on-going United States and worldwide patent applications.  In May 2020, we filed a PCT application for further additional applications of SteraMist® BIT™ which were determined to be novel and inventive by the international search authority.

Further in 2020, we submitted utility patents in multiple countries which are all in the national stage for review under the patent prosecution highway for claims found novel and inventive by the international search authority. Once these are received, we will hold international acceptance for the inherited patents and our newly received patents. During 2020, we were awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device.  These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 1, 2021, we held a total of one hundred seventy-eight (178) trademarks (word and logo) registered or pending across the globe.  TOMI registers marks in seven (7) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, and Class 40 for Chemical Decontamination and Manufacturing Services.

Marketing and Distribution

Through our brand awareness, marketing, social media presence and sales, our business growth objective is to be the global leader in disinfection and decontamination products sales, services, and manufacturing. We intend to continue to expand and support research and development on other decontamination and remediation solutions and to form more business alliances with strategic partners.

We continue to perform decontamination services within cleanrooms, bio-safety labs, tissue and blood labs, pharmaceutical labs, vivariums and research universities and we continue to secure additional license agreements with major remediation, construction, forensic clean-up and bio-safety servicing companies. Both of these strategies assist in the brand awareness and use of our suite of products.

In the late first quarter of 2020, due to the COVID outbreak, the customer base of TOMI SteraMist® products expanded quickly. As a result of successfully training and implementing the SteraMist brand of products and protocols into our customer base, we benefited from referrals, testimonials, and an increase in media presence.

We sell our products domestically through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. In late 2020 and during the first quarter 2021, TOMI has onboarded three new vice presidents of sales for the promoting, demonstrating, and selling of its SteraMist® products in three of our sales verticals, commercial, life sciences and food safety. Each of these hires are expected to expand their divisions both with new customers and expanding the direct inside sales teams.

Competition

The decontamination and environmental infectious disease control industry is extremely competitive and highly regulated. Competition is intense in all five (5) of our divisions and includes many large and small competitors.

Our competitors include companies that market other hydrogen peroxide-based products, such as Steris Corporation (“Steris”), Bioquell, Inc. (“Bioquell”) currently owned by Ecolab, Inc. (“Ecolab”) and The Clorox Company (“Clorox”), various ultraviolet companies and quad ammonia-chemical companies. During 2020 due to the COVID outbreak, new competitors that manufacture and sell Electrostatic Sprayers and biostatic protectants, specifically to the Commercial industry, entered the market.

We believe our SteraMist® suite of products have a competitive advantage to our competitor’s products in that they are quicker and less caustic, provides a six log kill to a wide variety of pathogens and leave no residue or unpleasant odor. However, some of these competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us.

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

Competitive Advantages

 We believe the SteraMist® technology has many advantages over its competition. Our technology can turn over a space to an end-user far faster than its competition. Our technology requires limited preparation to an area compared to our competitors and does not rely on fans or any outside force to move throughout a space. Our “.OH” is the smallest submicron 0.3-3-micron particle that receives a charge and can move around an area like a gas, going above, below, and beyond the hardest to reach areas.

Another key and critical advantage is the technology’s superior material compatibility. The hydroxyl radical allowing to kill on contact and leave no dangerous byproducts in the areas being treated.  It is important the world is educated and aware of the harsh chemicals that exist on the market, and used with Electrostatic Sprayers, as they will not ensure proper efficacy on the surface being treated as even if the chemical is EPA registered, it may not be compatible with the sprayer.  For example, the sprayer may not be spraying enough of the chemical to kill the virus or the bacteria, in addition to a lot of these harsh chemicals and sprayers are destroying materials and equipment over time, ending to be a much more costly product.

It is our position there is no other product on the market like SteraMist. A technology that can treat almost 4,000 cubic feet in 45 minutes with a contact time of only 15 minutes or spray surfaces 5 seconds per square foot with no wet time.  A technology with all the competitive advantages required in disinfection, where other disinfectants will have a select few.  No wipe, no rinse, no residue, non-corrosive, high level efficacy (developed by DARPA for Anthrax spores), quick turnaround time, superior material compatibility (spray direct on sensitive equipment), and our submicron particles which moves like a gas allows the mist/fog to reach every area being treated regardless of what is in the space.

In summary, SteraMist® offers the following competitive advantages:

●
Provides a 99.9999% or six-log kill and above kill (i.e., the statistical destruction of all microorganisms and their spores) on all challenged pathogens, on multiple surfaces including Bacillus atrophaeus spores, Bacillus subtilis spores and Geobacillus stearothermophilus, the spore that is considered a gold standard for validation of sterilization versus household/industrial cleaners that offer a 99.9% (sanitizing) or three-log kill to 99.99% (disinfection) or four-log kill.
●
Easy to use.
●
Does not require mixing of materials.
●
No Touch.
●
No Wipe, No Rinse.
●
Does not include silver ions or peracetic acid.
●
Leaves no residue.
●
Not affected by humidity or temperature.
●
Non-corrosive.
●
Does not damage medical or electronic equipment.
●
By-products converts to water (humidity) and oxygen.

Research & Development

We are generating and supporting research on improving, extending and applying our patents in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2020 and 2019, were approximately $455,000 and $341,000, respectively.

Government Regulation

Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the EPA, the FDA and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations include detailed inspection of, and controls over, research and development, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices. We believe that we are currently compliant in all material respects with applicable regulatory requirements. To date, every registration for our technology we have applied for has been accepted.

Employees

As of March 1, 2021, we have twenty-nine (29) full-time executive, operational and administrative employees working within the United States. Most of our sales are conducted by global exclusive distribution agreements or domestically by our internal sales team or independent manufacturing representatives.

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

Risk Related to Our Company and Business

Prior to 2020, we have historically experienced losses from our operations, may not be able to sustain profitability and may need to seek additional financing to sustain our operations.

We generated net income of approximately $4.4 million for the year ended December 31, 2020, incurred a net loss of $2.3 million for the year ended December 31, 2019 and had an accumulated deficit of $39.1 million as of December 31, 2020. We have been increasing our headcount and expenses to support our continued product development and planned growth, and if demand for our products declines and we are unable to sustain our recent increases in our net income, we may not be able to sustain profitability.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, the SARS-CoV-2 virus, and the resulting disease, COVID-19, has spread to most countries, and has caused the worldwide COVID-19 Pandemic. While the demand for our products generated from the COVID-19 Pandemic has positively impacted our financial position, it has negatively impacted our operational condition in two divisions by forcing us to implement various policies for the safety of our employees, including “work from home” policies and office social distancing policies, which may lead to lower productivity of our employees and a decrease in the innovation and advancement of our products. Beyond our own policies, numerous state and local jurisdictions have previously imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, which negatively affects our operations and potentially the demand for our products and services. However, these “shelter-in-place” measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and may continue to negatively impact our operations.

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

The COVID-19 Pandemic has increased the global demand for sanitizing products and services which help prevent the proliferation of COVID-19. Our products and services are among those that have seen an increase in demand due to the COVID-19 Pandemic, causing us to realize an increase in revenues and making us profitable for the first time. If these new customers as a result of COVID-19 do not continue to use our products after the COVID-19 Pandemic has subsided, our sales may be negatively impacted.

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
●
our third-party manufacturers and suppliers’ ability to manufacture and supply the components of our SteraMist® products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;
●
the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing disinfection products;
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

We have hired and trained additional sales professionals to account for the increased demand for our products. Despite this growth in sales personnel, we expect that our additional sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer.

We have no long-term customer contracts, and our sales history or backlog cannot be relied upon as an indicator of our future sales.

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

Our agreements with restoration industry specialists are not exclusive, which may allow for our competitors to sell their products and services to such specialists.

Our agreements with restoration industry specialists under our TOMI Service Network program, which allows certain restoration specialists to use and sell our products, are not exclusive. This lack of exclusivity allows our competitors to sell products to the same restoration specialists which could reduce our sales if our competitors’ products are used in lieu of our products. Additionally, the use of our and our competitors’ products by a restoration specialist may create market confusion between our products and the products of our competitors, which may adversely affect our brand reputation and business.

Our success depends upon broad market acceptance of our technology that has not yet been achieved.

Our BIT technology as a Hospital-Healthcare disinfectant is relatively new, having received full Hospital registration for Clostridium difficile spores from the EPA in mid-2017. Our sales are dependent upon broad market acceptance of our technology that replaces long-standing failing manual cleaning techniques such as quaternary ammonium compounds and bleach for disinfection, with our no-touch mechanical process. The failure to obtain broad market acceptance inevitably leads to substantially increased lead times for sales until our prospective customers, particularly in the Hospital-Healthcare market, are accustomed to the use of newer mechanical technology. The inability to timely meet our sales goals could adversely affect our financial condition and results of operations.

We are subject to a variety of risks associated with doing business internationally.

We maintain, and have grown over the last year, significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; requirements or preferences for domestic products or solutions, which could reduce demand for our products; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; unexpected legal or regulatory changes; enhanced credit risks in certain countries and emerging market regions; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; exchange controls or other trade restrictions including, the impact of the COVID-19 Pandemic on our supply chain and the industries in which we operate; customs clearance and shipping delays; general economic and political conditions in countries where we operate or where end users of our products are situated, including the potential implications of the COVID-19 Pandemic; natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to manufacture or sell our products; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and difficulties associated with compliance with a variety of laws and regulations governing international trade.

If our procedures to ensure compliance with export control laws are ineffective, our business could be harmed.

Our sales to foreign entities are subject to far reaching and complex export control laws and regulations in the United States and elsewhere. Violations of those laws and regulations could have material negative consequences for us including large fines, criminal sanctions, prohibitions on participating in certain transactions and government contracts, sanctions on other companies if they continue to do business with us and adverse publicity.

Failure to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

Failure to comply with the FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit improper payments or offers of payment to foreign governments and political parties for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. Any violation of the FCPA or other applicable anti-corruption laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have a material and adverse effect on our reputation, businesses, financial conditions, operating results and cash flows.

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

We rely upon third parties to supply us with our products. We outsource the manufacturing of our SteraMist® line of equipment to two manufacturing companies and use contract manufacturers to build our BIT-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, due to risks including increased product costs, limited inventory that is not capable of meeting demand and the possible misappropriation of our proprietary information, such as our trade secrets and know-how. Further, as we maintain a limited number of manufacturers for our SteraMist® line of equipment and blenders for our SteraMist® solutions, alternative production facilities may not be available in the event of a disruption, or if alternative production facilities are available, the number of third-party suppliers with the necessary manufacturing and regulatory expertise to produce our products at their current quality level is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business.

Because of our reliance upon third parties to supply us with our products, we do not have control over the manufacturing process of our third-party suppliers and are dependent on such third-party suppliers for compliance with the regulations applicable to our products. Third-party suppliers may not be able, or fail, to comply with applicable regulatory requirements which could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.

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

Conversely, if we underestimate customer demand, we may not be able to deliver sufficient products to meet our customers’ requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and suppliers or our third-party manufacturers may not be able to allocate sufficient resources to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

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

In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components and inventory. We may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of products do not meet the expectations of our customers. If the quality of our products does not meet the expectations of customers, then our brand and reputation, and our ability to receive referral customer business, could be adversely affected.

Our long-term growth depends, in part, on our ability to enhance and develop new products, and if we fail to do so we may be unable to compete effectively.

It is important to our business and our long-term growth that we continue to enhance and develop new products. We intend to continue to invest in research and development activities focused on improvements and enhancements to our existing intellectual property and product offerings. Our development goals include the development and commercialization of a variety of sanitizing robotic devices and backpack units. Despite our reasonable efforts, it may not be possible for us to innovate in a way to keep us competitive with other companies due to financial and time constraints which will negatively impact our business.

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

We have a limited management team size, even though we keep hiring and redefining job descriptions. This limited management team may reduce our ability to effectively manage our business as it grows. As we expand, we expect to increase the size of our management team. However, our management team may not be able to adequately manage our business, and any failure to do so could lead to a general negative impact to our business.

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

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions, we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.

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

We have and likely will continue to incur significant legal, accounting and other expenses as a public company subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd–Frank Wall Street Reform and Consumer Protection Act and other applicable rules and regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, applicable rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors ( the “Board), or as executive officers.

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
●
competition;
●
actual or purported “short squeeze” trading activity; and
●
the sale or attempted sale of a large amount of common stock.

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

As of December 31, 2020, we had outstanding options, warrants and convertible preferred stock to purchase approximately an aggregate of 2.2 million shares of our common stock at exercise prices ranging from $0.80 to $8.40 per share. Of these, approximately 132,500 represent shares underlying options with exercise prices ranging from $0.80 to $7.06 per share, approximately 2.0 million represent shares underlying warrants at exercise prices ranging from $0.64 to $8.40 per share and approximately 63,750 represent shares underlying our shares of convertible $0.01 preferred A stock. To the extent any holders of options, warrants or convertible preferred stock exercise the same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders.

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

Our common stock is traded on the NASDAQ Capital Market (“Nasdaq”) and, despite certain increases of trading volume from time to time, there have been periods when our common stock could be considered thinly traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. Equity or equity-related financing transactions that result in a large amount of newly issued shares that become readily tradable, or sales of significant numbers of shares by current shareholders, have placed, and in the future could place, downward pressure on the trading price of our stock. In addition, during times of lower trading volume, a shareholder who desires to sell a large number of shares of common stock may need to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

We have recently listed on the Nasdaq and may not be able to maintain compliance with NASDAQ’s standards to maintain listing on the exchange, which could limit shareholders’ ability to trade our common stock.

As a listed company on the Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which could materially impact the liquidity of our common stock making it more challenging to buy and sell shares of our common stock.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate approximately 26.7% of our outstanding common stock as of March 5, 2021. This percentage includes outstanding shares of common stock, convertible preferred stock, warrant and stock options that are vested and exercisable as of that date. These shareholders will therefore have significant influence over management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. This ownership could negatively affect the value of our common stock.

Item 1B.
UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.
PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The innovative facility includes a warehouse, training room, quality control room, qualification laboratory, with its own drive-in custom iHP ™SteraMist® Complete Room System. The new warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory - quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $147,000.

We lease a 300 square foot office and conference space located at 9454 Wilshire Blvd., Penthouse, Beverly Hills, CA 90212. We lease this space for $29,000 annually on a month-to-month tenancy in a professional office building. The property is used for meetings, sales demonstrations and various other business functions.

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

PART II

Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on Nasdaq under the symbol “TOMZ.”

Shareholders

As of March 29, 2021, there were 227 record holders of our common stock; however, we believe we have approximately 6,000 stockholders, including those held in street name. On March 29, 2021, the last reported sale price of our common stock on the Nasdaq was $4.15 per share.

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
SELECTED FINANCIAL DATA

Not Required.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (BIT™).

Our SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using cold plasma science created under a grant by the United States Defense Advanced Research Projects Agency (DARPA). Our EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and air space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area.

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of disinfectants. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include Clostridium difficile Spores and MRSA, as well as the influenza (Avian) virus h1n1, which we believe has better positioned us to penetrate all industries including the biodefense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). In March 2020, our EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses and included on List N (Emerging Viral Pathogens including SARS-CoV-2).

SteraMist® BIT™ allows a facility to have a mechanical method of cleaning using a Hospital-HealthCare disinfectant which is an EPA registered tool and solution to replace flawed manual cleaning technology, upgrade existing protocols, and limit liability in a facility when it comes to resistant infectious pathogens. SteraMist® BIT™ is the first EPA registered solution and system combination on the market. We maintain this registration in 50 states, Canada, and approximately thirty-five (35) other countries.

Markets

Our SteraMist® products are designed to address a wide spectrum of industries using iHP™. Our operations consist of five main divisions based on our current target industries: Hospital-Healthcare, Life Sciences, TOMI Service Network, Food Safety and Commercial.

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems, routine & emergency iHP™ Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of the type of facility requiring or requesting SteraMist® disinfection decontamination.

Divisions

Hospital-Healthcare

Our Hospital-HealthCare customer list continues to grow with the closing of every quarter. Our SteraMist® Total Disinfection Cart, an all-in-one cart that houses our handheld point-and-spray SteraMist® Surface Unit and accompanying supplies, continues to assist medical staff with emergency response and turnaround for new and established protocols. The SteraMist® Total Disinfection Cart, recently modified for further ease and mobility, allows customers within the hospital-healthcare industry to address concerns of the cross-contamination of dangerous bacteria and viral pathogens in which some can lead to HAIs stemming from existing and emerging pathogens, as well as multiple drug resistant organisms (MDRO’s). SteraMist® technology allows a manual cleaning protocol lasting 90 minutes to be reduced to 55 minutes, including the changing of bed linens, as confirmed by the Shield Study at UCLA. This mobile consolidation solution has resulted in remarkable results for facilities utilizing our technology.

As our Training and Implementation department expands TOMI expects continued expansion in its Hospital-HealthCare division. The protocol development and onboarding for implementation in this division is critical. We have experienced in 2020, the expansion of SteraMist® use in such campuses by employing comprehensive training for their day and night shift maintenance and housekeeping departments. By late 2021, TOMI anticipates yearly comparison case studies from many of these facilities who were onboarded in 2020, which should show lower transference infection rates in COVID, Clostridium difficile Spores and overall, HAI cases.

We have recently hired a Vice President of Sales for this division who brings over 25 years of experience in the HealthCare space including working for Quest Diagnostics, Abbott, Siemens Bayer and ThermoFisher Scientific.

Life Sciences

Our SteraMist® Environment System, Custom Engineered Systems, the SteraMist® Select Surface Unit, custom iHP™ implementation to decontamination chambers and cage washers, and our iHP™ Corporate Service Division, are designed to be tailored to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

In addition, we have worked alongside many research universities and government agencies in the effort to test SteraMist® efficacy on the disinfection and reprocessing of N95 masks and other equivalent PPE, with results that indicate that the use of SteraMist® iHP™ will not reduce mask efficacy, including on those containing 10% or less of cellulose while assuring a sterile reprocessed mask 100% of the time.

TOMI Service Network

The TOMI Service Network, or TSN, is an expansive network consisting of third-party professionals specializing in a wide array of disciplines who are exclusively licensed and trained to use the SteraMist® products. We sell, train, and service a wide array of professional remediation companies in the use of SteraMist® through the TSN division. This allows for increased accessibility and brand awareness of iHP® services to facilities in need of local routine and emergency disinfection and decontamination.

Many of these companies specialize in mold remediation, treatment of water-damaged areas (including damage from grey and black water loss (CAT 1-3 water loss), fire damage, as well as professional specialists that are certified and practice in the area of forensic restoration. Currently, the TSN features a number of professionals throughout both the United States and Canada, with some utilizing SteraMist® as a standalone service and others incorporating SteraMist® into their existing business models and methods.

Sales of BIT™ Solution increases yearly as our network members utilize the technology more and more each year. BIT™ Solution sales attributable to the TSN for the years ended December 31, 2020 and 2019, were approximately $2,059,000 and $268,000, respectively, representing an increase of 668%.

Many of our TSN members were and are at the forefront on the fight against the Coronavirus pandemic.

Food Safety

Food Safety presents significant potential as an opportunity for substantial growth with continued product research and compliance testing. With the food safety industry in North America coming under closer scrutiny with the implementation and enforcement of new and established guidelines, our consultants have submitted a request to expand our current labels to include a 1% acceptable concentration of hydrogen peroxide. This concentration has previously been approved by the USDA and FDA for direct food and crop application and will allow SteraMist® to expand use sites beyond food processing machinery, restaurants, and food contact areas to assist in compliance with the newly established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada.

Although COVID-19 has delayed a significant increase in our Food Safety division, the SteraMist® Select Surface Unit has been proven effective for the industry. In the second quarter of 2020, the United States Department of Agriculture (USDA), Food Safety and Inspection Service (FSIS) and Office of Public Health and Safety (OPHS) purchased three of these units. FSIS, a public health regulatory agency of the USDA, protects consumers by ensuring that meat, poultry, and egg products are safe, wholesome, and accurately labeled. FSIS has three laboratories located in Athens, GA, St. Louis, MO, and Albany, CA. These regulatory labs analyze meat, poultry and egg products, to ensure that they are free of adulteration. The labs are part of the critical infrastructure of the country and continue to operate during the coronavirus pandemic to provide a safe supply of food products. As the Select Surface unit is portable and flexible, the disinfection unit can be used in multiple areas and on different types of surfaces, which is ideal for these labs. The units were purchased initially to provide lab workers a safe environment to work in, however, since SteraMist® technology inactivates viruses and kills bacteria. The units will also be useful after the threat of the current pandemic ends as the Microbiology labs at all three (3) sites handle a variety of pathogenic bacteria routinely.

Recently, the USDA Research, Education, and Economics Mission area in the Northeast Area purchased a SteraMist® Select Surface unit. Additionally, we are seeing an increase in the interest of Universities assembling funding to purchase SteraMist® disinfection for their dining halls in order to bring students back to school and open their dining halls and cafes.

TOMI continues to work with premium companies in testing and validating SteraMist® technology in the Food Safety and seed industries.

In February 2021, we hired a Vice President of Sales for this division who brings years of experience with leading TIC (Testing, Inspection & Certification) companies and experience with food safety diagnostic companies including 3M, NSF International and Intertek.

Commercial

Due to a large interest and added customers in a variety of other use sites, we launched a Commercial division. These customers include but are not limited to use sites such as aircraft, airports, police and fire, manufacturing companies, automobile, military, cruise ships, shipping ports, preschool education, primary and secondary schools, colleges including dormitories, all modes of public and private transportation, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist® throughout their community.

We are actively pursuing federal grant monies and emergency preparedness monies in many of these verticals.

               In October 2020, we hired a Vice President of Sales for this division who brings 35 years of global executive leadership experience in sales, marketing, strategy, business development, government affairs and technology development in the aerospace, defense, energy, and high-tech industries with companies such as GE, Honeywell, Textron, and Airbus.

Business Highlights and Recent Events

Reverse Stock Split and Nasdaq:

On September 10, 2020, we effected a 1-for-8 reverse stock split of the outstanding shares of our common stock and preferred A stock. On September 30, 2020, we announced our common stock was approved for listing on the Nasdaq and our shares commenced trading on the Nasdaq on October 1, 2020.

SARS CoV-2 coronavirus:

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic, or the COVID-19 Pandemic, and recommended containment and mitigation measures worldwide. We have been identified as a disinfectant and decontamination vendor by various agencies and countries. We have been working with organizations to address the concerns and provide solutions for disinfecting and decontamination of the SARS CoV-2 coronavirus. The outbreak initially increased the demand for our products and services. We believe that the COVID-19 Pandemic has permanently created a public interest in disinfection. People all over the world are seeing germs differently since this pandemic started, mechanical disinfection is the wave of the future for this pandemic and for the ones ahead of us. There is a permanent shift as to the virus and in relationship to infectious control protocols which have been changed forever.

We anticipate that the outbreak will change requirements and protocols for disinfecting and decontamination worldwide, of which SteraMist® should be a solution. We are working with our existing and new customers to develop and/or upgrade their existing processes and requirements for disinfecting and decontamination.

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

Customers:

Globally, we have added approximately two-hundred and fifty (250) new customers across our five (5) divisions for the year ended December 31, 2020. This represents a three-hundred and sixty-three (363%) percent increase over the calendar year 2019. Post COVID-19 outlook we will continue to see demand for the SteraMist® products and services. While the initial outbreak saw a surge in demand for the SteraMist®, we expect that the demand for our products and services will continue and we are building a team to address the post COVID-19 pandemic market opportunities. We are starting to see many of our life science and biosafety customers come back to their workplace.

Revenues:

Total revenue for the year ended December 31, 2020 and 2019, was $25,028,000 and $6,347,000, respectively, representing an increase of $18,681,000, or 294% compared to the same prior year period.

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

SteraMist® product-based revenues for the years ended December 31, 2020 and 2019, were $22,971,000 and $4,999,000, representing an increase of $17,972,000 or 360% when compared to the same prior year period. The growth is attributable to increased mobile equipment orders and solution orders from our existing and new customers. We expect solution orders to continue to grow as our customers adopt new protocols for disinfecting and decontamination services.

Our service-based revenue for the years ended December 31, 2020 and 2019, was $2,057,000 and $1,348,000, respectively, representing a year over year increase of 53%. The increase in our service-based revenue was attributable to higher training sales recorded in connection with onboarding new customers and increased iHPTM service jobs.

Our domestic revenue for the years ended December 31, 2020 and 2019, was $18,367,000 and $5,002,000, respectively, an increase of $13,365,000, or 267% when compared to the same prior year period. The increase was primarily due to the growth in our TSN network, Hospital-Healthcare and Commercial sales.

                Internationally, our revenue for the years ended December 31, 2020 and 2019, was approximately $6,661,000 and $1,345,000, respectively, representing an increase of $5,316,000 or 395%. The increase in our international revenue was attributable to the increased use and expansion of our SteraMist® line of products in Canada, Europe, Asia and the Middle East. We expect our international revenue to continue to grow as more countries adopt our products and services as well as change their disinfecting and decontamination requirements as countries open their borders when the COVID-19 pandemic subsides.

 Due to COVID-19, during most of 2020 and early 2021 many of our established vertical clients were closed or required to hunker down. The markets that were affected were our life sciences that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies globally. The healthcare industry, which has been overwhelmed and lost most of its elective surgical and clinical revenue, had limited non-essential onsite personnel which made it virtually impossible to demo our equipment. Due to the decline in revenues, we are experiencing selective limited budgets for new technology at this time. We believe this will change mid-2021 as there will be significant federal funds available to improve the preparedness for subsequent pandemics. Our potential clients are already working on reevaluating the lack of effectiveness of historic manual cleaning process versus newer technologically driven mechanical cleaning process which includes SteraMist. The re-opening of the country and the rest of the world will allow us to meet with customers which will get our core technology back on track to becoming the leading disinfection and decontamination standard in the world.

 In 2020 we budgeted revenues to be $18.0M, with actual revenues at approximately $25M, approximately 39% over budget. As we continue to evaluate the post COVID-19 landscape, we will have clearer understanding of 2021. Our goal is to meet our budgeted 2021 revenues of approximately $40 million. The goals will be driven by the anticipated return to work of our clients and potential clients within each of our verticals. As our customers return to work, they will need our technology and our solution to continue their everyday functions.

               As many industrial companies are pulling back on R&D and capital expenditures spending due to the economic shock from the pandemic, we are moving ahead with many new products in development. Going forward we will spend more on capital expenditures (CapEx) and operating expenditures (OpEx) including development of new products, services and process technologies to sharpen our competitive advantage. In addition, we will expand our commercial service location to meet the expanding needs of our customers.

                We believe that we possess one of the best technologies in the world in the decontamination space. This pandemic has given us the confidence to develop a clear strategy to manufacture what may be our best product portfolio to date. In addition, we continue to move our BIT technology closer to becoming the standard in disinfection and decontamination globally. This should lead to a greater market share, increased profitability and capability strength.

              The second half of 2020 showed us that our customers wanted a lower cost disinfection device, even if it gave the end-user less efficacy and the potential of damage to its personal property and delicate equipment. Early in 2021, approximately 500,000 of the lower cost competitors electrostatic devices were recalled by Consumer Product Safety Commission. In addition to safety issues, they were damaging the materials that they were being used on but were also dangerous and causing explosions with many resulting in fires.

In order to respond to our customer demands of a lower cost and more versatile product, we developed a Backpack unit that will possess our award winning 6-log and above kill technology and speed without the damage to space and materials. We expect our backpack to be competitively priced and open SteraMist to the largest cleaning market in the world-members of ISSA (International Sanitary Supply Association) and its divisions IEHA (Integrated Environment and Health Assessment) and EMEA (Europe, Middle East & Africa). These organizations have historically been price conscious and were resistant early on to our SteraMist pricing of our professional decontamination equipment (SteraMist Surface and Environment Unit). We plan on introducing our new innovative backpack globally in early second quarter of 2021 with pre-orders being accepted on or about April 1. We have budgeted to sell two thousand units in 2021.

As of January 2021, the ELC (Epidemiology and Laboratory Capacity) Cooperative Agreement has awarded $30 billion for all 50 states and U.S. territories. The focus of the 2019-2024 ELC Cooperative Agreement (CoAg) is to strengthen core public health program growth while providing crucial flexibility needed to address emerging infectious disease issues. These awards are for the detection, response to, control and prevention of infectious disease. The ELC runs to 2024 and additional awards are expected to be distributed for 2021 – 2024.

Since 1995, the ELC program has been critical to U.S. health departments’ ability to combat infectious diseases.
Through ELC’s CoAg, all 50 states, several large metro areas, and U.S. territories and affiliates receive direct financial support to detect, respond to, control, and prevent infectious diseases.

We believe that disinfection will and should be a line item on all budgets going forward in both the public and private sectors and that SteraMist provides the best disinfection solution. Dangerous pathogens will still present themselves long after we recover from this pandemic. While the United States and other parts of the world are presently moving beyond this pandemic, there are many pathogens, some of which are respiratory in nature, that represent a looming threat. Preparedness is the most important measure to mitigate their effect. We learned this first with Ebola and again with SARS CoV-2. SteraMist can and will reduce the impact of the next pandemic.

During the pandemic, we have utilized our time to expand our salesforce in all verticals to develop relationships in the life science and healthcare industry. We believe Infectious Disease protocols have changed forever due to this pandemic and the need for a speedy comprehensive mechanical disinfectant/decontaminant will be included in the new norm of cleaning.

Due to the pandemic, there have been significant delays in our U.S. regulatory agencies in approving our new 1% label for food safety and for the FDA approving our product for reprocessing of personal protective gear. The delays are primarily due to the regulatory agencies not being able to have face-to-face committee meetings with our consultants and our staff.

We believe that disinfection will be a line item on all companies’ budgets going forward whether private, public or government. Dangerous pathogens still exist “Disease X” and will exist long after we recover from this pandemic. While the United States and most of the world is currently recovering from the SARS CoV-2 coronavirus outbreak there are many pathogens still a looming threat, with cases occurring globally to this day. There are 1.67 million unknown viruses in the world. Preparedness is the most important measure to ensure your family and business survives. We learned this with Ebola and recently with SARS CoV-2. SteraMist can reduce the impact of the next pandemic as it has already proven.

2020 Events:

In November 2020 we announced the retention of IMS Investor Relations to develop and execute a comprehensive investor relations and financial communications program.

As previously released, SteraMist iHP technology was deployed in the fight against EBOLA in West Africa, MERS in the Kingdom of Saudi Arabia and South Korea, and in 2020 was ready to be easily deployed throughout the world to aid in the fight against Coronavirus, an enveloped virus. TOMI’s Binary Ionization Technology (BIT) Solution, used exclusively in tandem with SteraMist equipment including the Surface Unit and Environment System, is listed on List G for Norovirus, List H for MRSA, List K for Clostridium difficile spores, List L for Ebola, List M for H1N1, and as of early 2020 List N: Disinfectants for Use Against SARS-CoV-2 with labeled efficacy for large and small enveloped viruses in addition to other pathogens.

After a three (3) year-long submission process, TOMI received two (2) separate registrations (SteraMist equipment and BIT solution) officially approved and registered with the China CDC. TOMI signed on a new distribution partner in Thailand, an exclusive partnership with Clean Environmental Solutions along with receiving a registration in the country. We shipped a number of units to Hong Kong to assist with new innovative ways of helping Hong Kong with their ongoing battle of controlling COVID-19. Routinely used to disinfect high traffic areas, SteraMist iHP technology treated public transportation, ambulances, hotel rooms, offices, and universities to stop the spread of this virus with more than 50 international customers and partners ranging from countries in Asia, Europe, and the Mideast using hundreds of SteraMist units, many of which were deployed to stop the spread of COVID-19 in 2020.

●
A hotel in York became the first in the United Kingdom to test positive for COVID-19, and after receiving approval from the Public Health of England, SteraMist was used to treat the hotel room. The treatment was a resounding success: the room was disinfected with a 9-log inactivation, exceeding the 6-log inactivation required.

●
ITH Pharma relocated their eight (8) Environment Systems to an area specifically designated for the manufacturing of COVID-19 testing supplies under the Centers for Disease Control (CDC) procedures in the United Kingdom.

●
Similarly, SteraMist in Singapore, was used in the disinfection of the National University of Singapore (NUS) upon realizing a professor contracted the contagious virus. The Ministry of Health proceeded to take action to stop the spread of the virus on campus, with the university president calling on SteraMist to thoroughly disinfect the facility - SteraMist was used in high traffic areas, such as hand railings, lifts, and lift lobbies, and routine facility cleaning was increased from two times a day to four times a day. In 2020, Singapore closed mosques to help stem the spread of SARS CoV-2 coronavirus after 82 citizens returned from a religious gathering in Malaysia with those thought to be confirmed with the virus. Professional cleaning services worked on the premises utilizing SteraMist disinfection, where all surfaces and high-contact areas within facilities, such as Masjid Angullia - one of Singapore’s oldest mosques, grateful for our superior material computability. And, early in 2021 our partner L3M has just sterilized a mosque in Malaysia.

●
South Korea’s national total of COVID-19 cases grew to over 4,000 according to the South Korean Centers for Disease Control and Prevention (KCDC). An established five-year TOMI authorized distributor in South Korea, GD Sciences, addressed this problem by utilizing SteraMist technology in transit systems, focusing primarily on the metropolitan transit system of South Korea’s capital city, Seoul which holds an annual ridership of over 1.2 billion. This same partner of TOMI’s also supplied SteraMist decontamination to the Korea Armed Force CBR Defense Command, a specialized team for the protection of life and death. It was used in special areas such as hospital negative pressure isolation rooms, operating rooms, and pharmaceutical sterile rooms.

●
TOMI 's exclusive partner in Israel, Clean-BIT purchased over $2.4 million in 2020 of TOMI technology and Solution and secured government contracts - including the Ministry of Defense - and private contracts for SteraMist disinfection to be used in hospitals, restaurants, grocery stores, food stores, ambulances and other transportation, including aircraft. They remain on alert to assist in an emergency situation by using SteraMist proprietary protocols and the cutting edge SteraMist technology to address all biological threats.

Along with being on the forefront of fighting the 2020 pandemic internationally, TOMI increased its TOMI Service Network provider memberships and BIT solution sales dramatically increased due to the amount of service jobs that our TSN providers conducted including the treatment of schools, residential and commercial buildings, rapid transit, airplanes and other transportation methods along with many other areas. Many businesses and facilities have taken proactive measures to help prevent the possibility of cross-contamination, including military and multiple healthcare facilities. Some businesses have also scheduled SteraMist service in direct response to confirmed cases, such as fast-food franchises. Certain members have begun to assist first responders, supermarket chains and aerospace defense companies and government facilities throughout the United States. TSN members throughout the U.S. and Canada serve as a critical wide spectrum of specializations within a variety of communities, and as a result of this operational diversity, many businesses experience periods of substantial growth over others depending on local conditions.

One such member, Enviro-Mist, not only utilized SteraMist during the PGA tour, but utilizes SteraMist technology to treat 234,582 square feet across five Merakey Behavioral Health campuses in Southeastern Pennsylvania on a quarterly basis. Additionally, Merakey operations personnel treat their own facilities using five (5) TOMI SteraMist Surface Unit disinfection devices, one for each facility. Coronavirus has elevated disinfection protocols adopted by the medical community and will continue to evolve well beyond the pandemic, with further scrutiny placed on other harmful pathogens prevalent in medical environments such as MRSA, Clostridium difficile Spore and Candida auris.

Late in 2020, TOMI launched its Commercial division, and has since experienced growth in this sector that includes, but is not limited to, aviation, police, fire and rescue departments, and emergency community/city preparedness. Since its launch TOMI accrued a new customer base within the Commercial division, with interest rapidly growing and providing great feedback. Two such customers that have integrated SteraMist into their disinfection/safety protocols are the fire and rescue operations of Chester Fire Bureau in Chester, PA and the fire rescue and police stations located on the airport grounds at Cincinnati-Northern Kentucky International Airport (CVG). Both of these enterprises share some commonality in their requirements for disinfection and SteraMist has been proven to perfectly fit their first responder needs. As Commissioner Rigby of the Chester Fire Bureau stated, “The most important consideration we have is the safety of our citizens and employees, especially our police officers and firefighters who have been on the front line of this pandemic alongside the amazing paramedics and EMTs. We did not want just “good” decontamination equipment…we wanted the “best” equipment available to ensure that we are doing everything we can to keep our people as safe as possible.”

TOMI also announced that its local Operations Headquarters Frederick 911 Communications Center purchased a SteraMist Surface Unit to be used throughout its office to combat COVID-19, quickly promoting it within days through an article in The Frederick News-Post: Top-of-the-line disinfecting device delivered to county 911 call center. This initial purchase of one (1) unit has led to four (4) additional units for other Communication Centers in the area with budget approval in the future for ten (10) additional Surface Units.

On a manufacturing front, our long-term customer in the United Kingdom, ITH Pharma an industry leader in aseptic compounding services, mixing drugs into ready-to-use IV preparation that must comply with stringent decontamination levels as required by regulatory agencies such as the Medicines and Healthcare products Regulatory Agency (MHRA), implemented an additional SteraMist eight (8) applicator CES to service their new facility, following initial success with a CES in use with their other refurbished facility. Both systems have successfully been qualified and are in use.

Mid 2020, TOMI entered into a new manufacturing agreement with Planet Innovation who offers greater production capability with a large production floor, providing the ability to house product and accommodate increased production activity. Planet Innovation specializes in healthcare technology and product commercialization, with an established portfolio spanning well over a decade. As a result of its significant growth in the first half of 2020, TOMI made strides in growing and evolving its research and quality control divisions, both of which have been involved in ongoing discussions to ensure regulatory compliance and quality consistency. The geography of this new manufacturer provides a benefit of increased product availability internationally, allowing for the significant growth of existing and future SteraMist product end users into the Asia Pacific region, EU and Africa. The contract has a three (3) year term, and the team is almost complete in the design of the SteraPack™.

Robotic applications using TOMI SteraMist iHP™ technology in healthcare and many other industries will help to vastly reduce direct human exposure to dangerous pathogens. TOMI signed agreements with several companies in the Asia and Southeast Asia region granting the right of its patented SteraMist iHP™ for use in the development of disinfection robots. Prototype disinfection robots have been developed and are undergoing early-stage trials at various locations. One of TOMI’s robotic development partners, RV Automation Technology Company Limited successfully deployed SteraBot™ in late 2020, in a pilot disinfection robot at the Lithuanian University Hospital of Health Sciences.

Finally, SteraMist technology once again successfully tested for direct produce application efficacy, with testing results published in Food Control for the third time. The United States Department of Agriculture paper “Cold plasma-activated hydrogen peroxide aerosol on populations of Salmonella Typhimurium and Listeria innocua and quality changes of apple, tomato and cantaloupe during storage – A pilot scale study” authored by Dr. Xuetong Fan. The objective of this study sought to test direct application of iHP™ directly onto the smooth surfaces of tomatoes and apples, the stem scars of tomatoes, and the rinds of cantaloupes. Resulting efficacy on the reduction of Salmonella Typhimurium and Listeria innocua bacteria as well as any changes in quality parameters for simulated storage were observed.

2021 Events to Date:

During the first quarter of 2021, we hired two Vice President of Sales, each of which, along with a Vice President of Sales, hired in the fourth quarter of 2020, attended a week-long sales seminar hosted by TOMI at the end of February 2021. The sales seminar was intended to educate each sales professional about disinfection decontamination competition in their respective divisions and the advantages of SteraMist technology and products.

On January 15, 2021, Dr. Halden Shane presented at the Needham Virtual Growth Conference while continuing to pursue and enhance SteraMist media presence across many platforms.

On January 27, 2021, we released preliminary scientific results on one of two studies conducted with the University of Virginia demonstrating kill on SARS CoV-2 Virus in 5 seconds and look forward to results on the second study achieving kill on Adenovirus, which will help our Hospital-HealthCare, TOMI Service Network, and Commercial markets.

Research Studies:

An article was published on April 30, 2020, with our long-term customer, Dana Farber in Boston on the research studies and protocol developments of the decontamination of N95 masks and face shields. This protocol is under review with the FDA and allows for the disinfection of 2,000 masks in two (2) hours. Similar protocols developed at the University of Iowa and Cedars Sinai of Los Angeles are also under review with the FDA allowing for tens of thousands of PPE reprocessing daily. We continue to wait for FDA EUA approval.

We have moved forward with testing on 1% BIT Solution in preparation of another EPA label as we passed the third milestone for EPA review on December 7, 2020 and our PRIA date has been extended until early summer.

We continue to work with our German aircraft partner and Boeing in a third-party test required for the aviation industry. We will incur no costs for this work as both testing partners are clients. We anticipate the testing will be completed in Q2-21.

We continue to work with the Virginia State University Agricultural Research Station and its partner, Arkema on a food safety pilot study based on novel, nonthermal, and environmentally friendly technology to control foodborne pathogens on industrial hemp seed and strawberry as representative model foods. The study will investigate the efficacy of aerosolized hydrogen peroxide in inactivating foodborne pathogens – determining the optimum treatment conditions on microbial and physical quality of the two model products. We anticipate the pilot to be completed Q2-21.

We are working with University of Virginia on two separate studies. First, SteraMist efficacy against SARS-CoV-2 and as reported successful results. We wait for the final published paper. The second, against Adenovirus using the handheld SteraMist Surface Unit and testing spray and contact time variables and we wait for final results. We anticipate the testing will be completed in Q3-21.

TOMI has partnered with the Department of Chemistry and Biochemistry of Texas Tech University to conduct a wide range of studies on spray pattern, deposition, and hydrogen peroxide content in order to compare our 1% label to other similar products on the market.

We continue to participate in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and Clostridium difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. University of California, Los Angeles expanded involvement in the SHIELD study allowing for additional collection of data to validate the value of SteraMist® technology in hospitals, this expansion has been postponed until the threat of COVID-19 decreases and on-site EVS training can continue.

Product Development:

We have added four (4) new products to our growing line of products:

 SteraBot™

SteraBot™ is an autonomous, machine-based solution that provides a more precise and efficient disinfection and decontamination, eliminating potential human error and reducing a facility’s operating expenses. It incorporates Automated Guided Vehicle (AGV) technology for intuitive maneuverability in unmapped environments, perfect for high touch surfaces maneuvering high and low, side by side, and multi-angle directions. The software allows for enhanced AI capability to optimize and execute mapping, autonomous navigation, and disinfection routines based on proprietary algorithms. The software also ensures the efficacy of SteraMist iHP™ disinfection under optimal operating parameters directed by TOMI, including the support of handheld disinfection. Currently, the SteraBot™ has been developed for testing internationally. The Picture above demonstrates the one applicator robot version, and we are currently in development of a three-applicator version. The consumer will have a choice between a one applicator or a three-applicator version depending on needs. We expect to launch the SteraBot in late Q2-2021.

SteraPack™

The soon to be launched domestically and internationally, SteraPack™ will be a portable battery supplied product producing the 5-second per square foot with no wet contact time, high efficacy iHP™ technology. The SteraPack™ is approximately 25 pounds with a run time of 45 minutes and will hold a 1.0-liter BIT™ Solution bottle. The SteraPack™ will have a 4-foot hybrid cable length, an ergonomic padded harness which provides inputs for strap length and adjustment ranges.

TOMI’s SteraMist Drive-in CES Decontamination System at Frederick

TOMI has a recently installed Customer Engineered System in its Frederick Operations Office. The system houses three (3) permanent 90-degree rotating applicators and one (1) additional applicator used for manual spraying. The full-service iHP disinfection room was launched for emergency, police, fire, medical transports, specialized transports, personal vehicles, auto dealerships for new and used cars. In addition, our decontamination room can treat personal and workplace equipment, furniture, sports equipment, contaminated shipments and a lot more.

The SteraMist® systems are versatile and easy to maintain with relatively low upkeep. In fact, preventive maintenance is not required to be performed by a service engineer and remote guidance can be provided upon request.

SteraMist® SteraBox

Late in 2020, TOMI sold its first decontamination chamber. Currently we now sell our chamber in two separate sizes and it is sold with the Select Surface Unit or the Environment System and is dependent on the customers decontamination needs. This product is remotely initiated and includes a self-contained exhaust system without fear of hydrogen peroxide exposure to the surrounding area. The customer experiences speed, efficacy, and expansive material compatibility in a controlled, customizable cabinet decontaminating all needs with ease. The Chamber is expected to launch into the market in Q2-2021

Registrations & Intellectual Property (IP):

          Our portfolio includes more than twenty (20) Utility Patent applications worldwide for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution.  Most recently, in November 2020, we were granted utility patents in Australia and Israel for our SteraMist® BIT™ technology.  In the recent past, we have obtained two related US utility patents giving us protection of our technology until the year 2038, and we are pursuing further claims to additional capabilities in on-going US and worldwide patent applications.  In May 2020, we filed a PCT application for further additional applications of SteraMist® BIT™ which were determined to be novel and inventive by the international search authority.

Further in 2020, we submitted utility patents in multiple countries which are all in the national stage for review under the patent prosecution highway for claims found novel and inventive by the international search authority. Once these are received, we will hold international acceptance for the inherited patents and our newly received patents. During 2020, we were awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device.  These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 1, 2021, we held a total of one hundred seventy-eight (178) trademarks (word and logo) registered or pending across the globe.  TOMI registers marks in seven (7) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, and Class 40 for Chemical Decontamination and Manufacturing Services.

Financial Operations Overview

Our financial position as of December 31, 2020 and 2019, respectively, was as follows:

	December 31, 2020	December 31, 2019
Total shareholders’ equity	$13,203,000	$890,000
Cash and cash equivalents	$5,199,000	$897,000
Accounts receivable, net	$3,717,000	$1,495,000
Inventories, net	$3,782,000	$2,315,000
Prepaid expenses	$421,000	$188,000
Vendor Deposits	$389,000	$141,000
Other Receivables	$199,000	$-
Current liabilities (excluding convertible notes)	$2,203,000	$1,302,000
Convertible notes payable, net	$-	$5,000,000
Long-term liabilities	$1,364,000	$1,034,000
Working Capital (excluding convertible notes)	$11,503,000	$3,734,000
Working Capital (including convertible notes)	$11,503,000	$(1,266,000)

During the year ended December 31, 2020, our debt and liquidity positions were affected by the following:

●
Net cash provided from operations of $4,578,000
●
Proceeds from loan payable of $411,000
●
Net cash used in investing activites of $401,000
●
Proceeds from exercise of outstanding warrants and options to purchase common stock of $214,000
●
Conversion of convertible notes payable with a principal balance of $4,500,000 into shares of common stock
●
Repayment of convertible note payable with a principal balance of $500,000

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For The Years Ended December 31,		Change
	2020	2019	$	%
Revenue, Net	$25,028,000	$6,347,000	$18,681,000	294%
Gross Profit	15,043,000	3,914,000	11,129,000	284%
Total Operating Expenses (1)	10,534,000	5,997,000	4,537,000	76%
Income (Loss) from Operations	4,509,000	(2,083,000)	6,592,000	NM(2)
Total Other Income (Expense)	(40,000)	(214,000)	174,000	NM(2)
Provision for Income Taxes	(77,000)	-	(77,000)	NM(2)
Net Income (Loss)	$4,391,000	$(2,297,000)	$6,689,000	NM(2)
Basic Net Income (Loss) per share	$0.27	$(0.15)	$0.42	NM(2)
Diluted Net Income (Loss) per share	$0.23	$(0.15)	$0.38	NM(2)

(1)
Includes $3,131,000 and $114,000 in non-cash equity compensation expense for the years ended December 31, 2020 and 2019, respectively.
(2)
NM – Not Meaningful

Sales

During the years ended December 31, 2020 and 2019, we had net revenue of approximately $25,028,000 and $6,347,000, respectively, representing an increase in revenue of approximately $18,681,000 or 294%. The increase in revenue was attributable to increased global demand for disinfection and infectious disease control products in response to the COVID-19 Pandemic. Although we saw a significant demand for our product within our Hospital-Healthcare, TSN, and Commercial divisions as a result of the COVID-19 Pandemic during the first half of 2020, we expect revenue to reflect steady growth as our customers update their operation requirements to include disinfecting and decontamination services into their regular routines for all potential pathogens and across all our divisions.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to have more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue and we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

Product and Service Revenue

	For the Years Ended December 31,		Change
	2020	2019	$	%
SteraMist Product	$22,971,000	$4,999,000	$17,972,000	360%
Service and Training	2,057,000	1,348,000	709,000	53%
Total	$25,028,000	$6,347,000	$18,681,000	294%

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2020	2019	$	%
United States	$18,367,000	$5,002,000	$13,365,000	267%
International	6,661,000	1,345,000	5,316,000	395%
Total	$25,028,000	$6,347,000	$18,681,000	294%

Cost of Sales

	For The Years Ended December 31,		Change
	2020	2019	$	%
Cost of Sales	$9,985,000	$2,433,000	$7,552,000	310%

Cost of sales was $9,985,000 and $2,433,000 for the year ended December 31, 2020 and 2019, respectively, an increase of $7,552,000, or 310%, compared to the prior year. The primary reason for the increase in cost of sales is attributable to the increase in revenue in the current year. Our gross profit as a percentage of sales for the years ended December 31, 2020 was 60.1% compared to 61.7% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales. As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees

	For The Years Ended December 31,		Change
	2020	2019	$	%
Professional Fees	$681,000	$364,000	$317,000	87%

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $681,000 and $364,000 for the years ended December 31, 2020 and 2019, respectively, an increase of approximately $317,000, or 87%, in the current year period. The increase is attributable to additional professional fees in connection with our up list to the Nasdaq.

Depreciation and Amortization

	For The Years Ended December 31,		Change
	2020	2019	$	%
Depreciation and Amortization	$720,000	$716,000	$4,000	1%

Depreciation and amortization were approximately $720,000 and $716,000 for the years ended December 31, 2020 and 2019, respectively, representing an increase of $4,000, or 1%.

Selling Expenses

	For The Years Ended December 31,		Change
	2020	2019	$	%
Selling Expenses	$1,247,000	$1,655,000	$(408,000)	(25)%

Selling expenses for the year ended December 31, 2020 were approximately $1,247,000, as compared to $1,655,000 for the year ended December 31, 2019, representing a decrease of approximately $408,000 or 25%.

We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers. The decline in selling expenses is primarily due to a revision of our sales department as well as a complete reduction in tradeshow costs in the current year period as a result of the COVID-19 pandemic. We expect tradeshow expenses to continue to decline this year in connection with the COVID-19 pandemic as physical distancing continues to remain in effect. We expect to increase our external sales team strategy during 2021 along with adding internal senior sales and sector Vice Presidents to address the increase in the demand for our products and services.

Research and Development

	For the Years Ended December 31,		Change
	2020	2019	$	%
Research and Development	$455,000	$341,000	$114,000	33%

Research and development expenses for the year ended December 31, 2020 were approximately $455,000, as compared to $341,000 for the year ended December 31, 2019, representing an increase of approximately $114,000, or 33%. The increase in research and development expenses is attributable to new product development and increased testing.

Equity Compensation Expense

	For The Years Ended December 31,		Change
	2020	2019	$	%
Equity Compensation Expense	$3,131,000	$114,000	$3,017,000	2,646%

Equity compensation expense was $3,131,000 and $114,000 for the years ended December 31, 2020 and 2019, respectively, representing an increase of $3,017,000 or 2,646%. The increase in equity compensation expense relates to the timing of warrants issued to executives and consultants in 2020.

Consulting Fees

	For the Years Ended December 31,		Change
	2020	2019	$	%
Consulting Fees	$327,000	$127,000	$200,000	157%

Consulting fees were $327,000 and $127,000 for the year ended December 31, 2020 and 2019, respectively, representing an increase of $200,000, or 157%, in the current year period. The increase is due to the timing of certain projects that occurred in the current year that did not occur in the same prior year period.

General and Administrative Expense

	For The Years Ended December 31,		Change
	2020	2019	$	%
General and Administrative	$3,972,000	$2,681,000	$1,291,000	48%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

General and administrative expense was $3,972,000 and $2,681,000 for the years ended December 31, 2020 and 2019, respectively, an increase of $1,291,000, or 48%, in the current year period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages as well as an increase in international product registration.

Other Income and Expense

	For The Years Ended December 31,		Change
	2020	2019	$	%
Amortization of Debt Discounts	$-	$(18,000)	$18,000	NM
Interest Income	2,900	3,000	(100)	(3)%
Interest Expense	(44,000)	(200,000)	156,000	(78)%
Other Income (Expense)	$(41,100)	$(215,000)	$173,900	(81)%

Amortization of debt discount was $0 and $18,000 for the years ended December 31, 2020 and 2019, respectively. Amortization of debt discount for the year ended December 31, 2019, consisted of the amortization of debt discount on the $6,000,000 principal amount of Notes issued in March and May 2017. The debt discount was amortized over the life of the Notes utilizing the effective interest method.

Interest income was $2,900 and $3,000 for the years ended December 31, 2020 and 2019, respectively.

Interest expense was $44,000 and $200,000 for the years ended December 31, 2020 and 2019, respectively. Interest expense for the years ended December 31, 2020 and 2019 primarily consisted of the interest incurred on the $6,000,000 principal amount of Notes issued in March and May 2017 of which $4,500,000 was converted to common stock in March, 2020 and the remaining $500,000 was paid in cash in March 2020.

Provision for Income Taxes

	For The Years Ended December 31,		Change
	2020	2019	$	%
Provision for Income Taxes	$77,000	$-	$77,000	NM

Provision for income taxes was $77,000 and $0 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $5,199,000 and working capital of $11,503,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

In March 2020, convertible notes with a principal balance of $4,500,000 were converted into 1,041,667 shares of our common stock at a conversion price of $4.32 per share and the remaining outstanding balance of $500,000 was repaid in the form of cash.

For the year ended December 31, 2020 we generated income from operations of $4,509,000 and for the year ended December 31, 2019, we incurred losses from operations of ($2,083,000). Cash provided from operations for the year ended December 31, 2020, was $4,578,000. Cash used in operations was ($814,000) for the year ended December 31, 2019.

A breakdown of our statement of cash flows for the year ended December 31, 2020 and 2019 is provided below:
	For the Year Ended December 31,
	2020	2019
Net Cash Provided By (Used) in Operating Activities	$4,578,000	$(814,000)
Net Cash Used in Investing Activities	$(401,000)	$(293,000)
Net Cash Provided By Financing Activities:	$124,000	$-

Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 was $4,578,000, compared to cash used in operations for the year ended December 31, 2019 of ($814,000). Our cash provided by operations improved in the current year period as a result of increased revenue and net income.

Investing Activities

Cash used in investing activities for the years ended December 31, 2020 and 2019 was $401,000 and $293,000, respectively.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2020 and 2019 was $124,000 and $0, respectively. The cash provided by financing activities increased in the current period due to the proceeds from the exercise of warrants and options in the amount of $214,000 and proceeds from loans payable of $411,000 offset by repayment of the principal balance of the convertible notes of $500,000.

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
~~●~~
Continue research and development and add new products to our “Stera” product line
●
source alternative lower-cost suppliers;
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

Contract Balances

As of December 31, 2020, and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our consolidated balance sheet as of December 31, 2020 and December 31, 2019.

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

On December 30, 2020, we received shareholder approval to restate and amend the 2016 Equity Incentive Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2020 and 2019.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 21, 2021 are presented below.

Name	Age	Position
Halden S. Shane	76	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	41	Chief Operating Officer
Nick Jennings	43	Chief Financial Officer
Harold W. Paul	72	Director, Secretary
Walter C. Johnsen	70	Director
Kelly J. Anderson	53	Director
Lim Boh Soon	65	Director

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

Walter C. Johnsen: Mr. Johnsen has been one of our directors since January 29, 2016. Since January 1, 2007, Mr. Johnsen has served as Chairman of the Board and Chief Executive Officer of Acme United Corporation, a leading worldwide supplier of innovative branded cutting, measuring and safety products in the school, home, office, hardware & industrial markets. From November 30, 1995 to December 31, 2006, he held the titles of President and Chief Executive Officer at Acme United. Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen holds a Bachelor of Science in Chemical Engineering and a Master of Science in Chemical Engineering from Cornell University, and a Master of Business Administration from Columbia University. The Board concluded that Mr. Johnsen’s business and operations experience allows him to serve as one of our directors.

Kelly J. Anderson: Ms. Anderson has been one of our directors since January 29, 2016. Ms. Anderson is the Chief Executive Officer of CXO Executive Solutions, LLC, a provider of executive services. Ms. Anderson is also a board member, including audit committee and compensation committee of Guardion Health Sciences, Inc. and Concierge Technologies, Inc. Between 2015 and July 2020, Ms. Anderson served as a partner in C Suite Financial Partners, a financial consulting services company dedicated to serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Ms. Anderson is an inactive California CPA and a 1989 graduate of the College of Business and Economics at California State University, Fullerton. The Board concluded that Ms. Anderson’s experience in finance qualifies her to serve as one of our directors.

Dr. Lim Boh Soon: Dr. Lim has served as a member of the Board since January 2018. Dr. Lim has more than 25 years of experience in the banking and finance industry. For more than the past five years, he has been a fellow of the Singapore Institute of Directors and is currently an independent non-executive director on the board of one publicly listed company on the Singapore Stock Exchange. Since October 2015, Dr. Lim has been a director of Jumbo Group Limited and from June 2017 until September 2019, Dr. Lim also served a a director of OUE Commercial REIT Management Pte. Ltd, a publicly listed company on the Singapore Stock Exchange. In addition, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985. We believe that Dr. Lim’s experience as a director of public companies and in the finance industry qualifies him to serve on the Board.

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

Audit Committee

Our Audit Committee was established in June 2009 and currently is comprised of Ms. Anderson, Mr. Johnsen and Dr. Lim. Ms. Anderson serves as chairperson of the Audit Committee. The Company relies on the exemption related to Mr. Johnsen’s lack of standing as a financial expert, since a majority of the Audit Committee was comprised of financial experts and does not believe the committee composition materially affects its ability to act independently. The Audit Committee operates under a written charter, which is available at http://investor.tomimist.com/corporate-governance/audit-committee-charter. The purpose of the Audit Committee is to assist the Board in monitoring the integrity of the annual, quarterly and other financial statements of the Company, the independent auditor’s qualifications and independence, the performance of the Company’s independent auditors and the compliance by the Company with legal and regulatory requirements. The Audit Committee also reviews and approves all related-party transactions. Our Board has determined that Ms. Anderson is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

Code of Ethics

The Board adopted a Code of Ethics in 2008 that applies to, among other persons, Board members, officers (including our Chief Executive Officer), contractors, consultants and advisors. Our Code of Ethics, which is available at http://investor.tomimist.com/TOMZ/code_of_ethics/2139, sets forth written standards designed to deter wrongdoing and to promote:

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

Item 11.
EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2020 and 2019, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)	All Other Compensation ($)	Total ($)

Halden S. Shane	2020	400,833	—	—	2,835,090(2)	—	3,235,923
Chairman and CEO (2)	2019	360,000	—	—	89,654(3)	—	449,654

Elissa J. Shane (4)	2020	226,083	40,000(8)	—	226,950(4)	13,500(4)	506,533
COO	2019	200,000	7,500(8)	—	23,595(5)	9,000(5)	240,095

Nick Jennings (6)	2020	165,225	50,000(8)	—	24,846(6)	—	240,071
CFO	2019	155,000	5,000(8)	—	4,483(7)	—	164,483

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

(2)
During the year ended December 31, 2020, we issued Dr. Shane five and ten-year warrants to purchase an aggregate of 543,750 shares of common stock as executive compensation. The exercise price of the warrants range was $1.20-6.95 per share, based on the three-day trailing VWAP on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $2,835,000, with the following assumptions: volatility, 136%-173%; expected dividend yield, 0%; risk free interest rate, 0.67%-1.64%; and a life of 5-10 years. The grant date fair value of each share of common stock underlying the warrants range was $1.04-6.99. We recognized equity-based compensation to Dr. Shane of approximately $2,835,000 on the warrants during the year ended December 31, 2020 pursuant to an employment agreement. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.

(3)
During the year ended December 31, 2019, we issued Dr. Shane five-year warrant to purchase an aggregate of 125,000 shares of common stock as executive compensation. The exercise price of the warrant was $0.80 per share, based on the three-day trailing VWAP on the date of issuance. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Dr. Shane was approximately $90,000, with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrants was $0.72. We recognized equity-based compensation to Dr. Shane of approximately $90,000 on the warrants during the year ended December 31, 2019 pursuant to an employment agreement. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.

(4)
During the year ended December 31, 2020, we issued Ms. Shane a ten-year warrant to purchase an aggregate of 6,250 shares of common stock as executive compensation. The exercise price of the warrant was $4.00 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Ms. Shane was approximately $25,000, with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrants was $4.00. During the year ended December 31, 2020, we issued Ms. Shane’s options to purchase an aggregate of 31,250 shares of common stock as executive compensation. The exercise price of the option was $7.06 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Ms. Shane was approximately $202,000, with the following assumptions: volatility, 154%; expected dividend yield, 0%; risk free interest rate, 0.67%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $6.47.. In aggregate, we recognized equity-based compensation to Ms. Shane of approximately $227,000 on the options during the year ended December 31, 2020. The other compensation in the amount of $13,500 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

(5)
During the year ended December 31, 2019, we accrued the value of Ms. Shane’s options to purchase an aggregate of 31,250 shares of common stock as executive compensation. The exercise price of the option was $0.80 and $0.96 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Ms. Shane was approximately $24,000, with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.72 and $0.80. We recognized equity-based compensation to Ms. Shane of approximately $24,000 on the options during the year ended December 31, 2019. The other compensation in the amount of $9,000 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

(6)
During the year ended December 31, 2020, we issued Mr. Jennings a ten-year warrant to purchase an aggregate of 6,250 shares of common stock as executive compensation. The exercise price of the warrant was $4.00 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the warrants issued to Mr. Jennings was approximately $25,000, with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrants was $4.00. We recognized equity-based compensation to Mr. Jennings of approximately $25,000 on the options during the year ended December 31, 2020. Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.

(7)
During the year ended December 31, 2019, we issued Mr. Jennings options to purchase an aggregate of 6,250 shares of common stock as executive compensation. The exercise price of the option was $0.80 per share. Utilizing the Black-Scholes pricing model, we determined the fair value of the option issued to Mr. Jennings was approximately $4,000, with the following assumptions: volatility, 143%; expected dividend yield, 0%; risk free interest rate, 2.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.72. We recognized equity-based compensation to Mr. Jennings of approximately $4,000 on the options during the year ended December 31, 2019. Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.

(8)
In December 2019, the compensation committee approved cash bonuses to the COO and CFO which were paid in 2019.

In May and October 2020, the compensation committee approved cash bonuses to the COO and CFO which were paid in 2020.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Warrants / Options Exercisable(1) (#)	Number of Securities Underlying Unexercised Warrants / Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Exercise Price(1) ($)	Expiration Date
Halden S. Shane	125,000(2)	—	—	$2.40	2/11/2021
	31,250(3)	—	—	$4.00	3/31/2021
	31,250(4)	—	—	$3.36	6/30/2021
	31,250(5)	—	—	$2.56	9/30/2021
	31,250(6)	—	—	$2.16	12/30/2021
	31,250(7)	—	—	$0.80	7/17/2022
	437,500(8)	—	—	$0.96	12/22/2022
	31,250(9)	—	—	$0.64	11/19/2023
	125,000(10)	—	—	$0.80	1/26/2024
	156,250(11)	—	—	$1.20	1/31/2025
	12,500(12)	—	—	$4.00	4/24/2030
	375,000(13)	—	—	$6.95	10/01/2030
Elissa J. Shane	12,500(14)	—	—	$0.96	1/5/2023
	31,250(15)	—	—	$0.88	1/03/2024
	12,500(16)	—	—	$0.96	1/03/2025
	18,750(17)	—	—	$0.80	1/15/2025
	6,250(18)	—	—	$4.00	4/24/2030
	31,250(19)	—	—	$7.06	10/1/2025
Nick Jennings	12,500(20)	—	—	$2.40	10/1/2021
	12,500(21)	—	—	$4.40	1/26/2021
	6,250(22)	—	—	$0.80	1/26/2023
	6,250(23)	—	—	$4.00	4/24/2030

(1)
Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.
(2)
Warrants vested in increments of 125,000 on February 11, 2014, February 11, 2015, and February 11, 2016 and have a term of five years.
(3)
Warrants vested on March 31, 2016 and have a term of five years.
(4)
Warrants vested on June 30, 2016 and have a term of five years.
(5)
Warrants vested on September 30, 2016 and have a term of five years.
(6)
Warrants vested on December 30, 2016 and have a term of five years.
(7)
Warrants vested on July 17, 2017 and have a term of five years.
(8)
Warrants vested on December 22, 2017 and have a term of five years.
(9)
Warrants vested on November 19, 2018 and have a term of five years.
(10)
Warrants vested on January 26, 2019 and have a term of five years.
(11)
Warrants vested on January 31, 2020 and have a term of five years.
(12)
Warrants vested on April 24, 2020 and have a term of ten years.
(13)
Warrants vested on October 01, 2020 and have a term of ten years.
(14)
Options pursuant to the 2016 Plan vested on January 5, 2018 and have a term of five years.
(15)
Options pursuant to the 2016 Plan vested on January 3, 2019 and have a term of five years.
(16)
Options pursuant to the 2016 Plan vested on January 3, 2020 and have a term of five years.
(17)
Options pursuant to the 2016 Plan vested on January 15, 2020 and have a term of five years.
(18)
Warrants vested on April 24, 2020 and have a term of ten years.
(19)
Options pursuant to the 2016 Plan vested on October 01, 2020 and have a term of five years.
(20)
Warrants vested on October 1, 2016 and have term of five years.
(21)
Warrants vested on January 26, 2016 and have a term of five years.
(22)
Options pursuant to the 2016 Plan vested on January 26, 2018 and have a term of five years.
(23)
Warrants vested on April 24, 2020 and have a term of ten years.

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

Halden S. Shane

On September 22, 2020, we entered into a three year employment agreement with Dr. Shane, effective October 1, 2020. The agreement provides for a base annual salary of $500,000. The agreement also provides for a signing bonus of 375,000 warrants. Dr. Shane is also entitled to a cash performance bonus and an annual issuance of an option to purchase 31,250 shares of common stock from the 2016 Plan at the discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for the expenses associated with the use of an automobile up to $750 a month. The term of the agreement is three years.

In the event Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two years’ salary at the time of such termination.

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

Elissa J. Shane

On October 1, 2020, we entered into an employment agreement with Elissa J. Shane, effective October 1, 2020. Pursuant to her employment agreement, Ms. Shane will receive an annual base salary of at least $270,000, subject to annual review and discretionary increase by the Compensation Committee of the Board. Ms. Shane is eligible to receive an annual cash bonus and other annual incentive compensation. The agreement originally provided for a grant of 93,750 warrants. Additionally, in connection with the execution of her employment agreement, on October 1, 2020, we issued Ms. Shane a warrant to purchase 93,750 shares of Common Stock at an exercise price of $6.17 per share. These provisions were subsequently amended to provide for the issuance to Ms. Shane of 31,250 options from the 2016 Equity Plan at the closing price of $7.06 on the date of grant in lieu of the warrant grant and the 93,750 warrants were cancelled. Ms. Shane acknowledged that the 31,250 options were in full consideration of the amount she was entitled to under the agreement. Her employment agreement also provides that we will reimburse Ms. Shane for reasonable and necessary business and entertainment expenses that she incurs in performing her duties. During the term of her employment, Ms. Shane will also be entitled to up to four weeks of paid vacation time annually, which will accrue up to six weeks, and to participate in our benefit plans and programs, including but not limited to all group health, life, disability and retirement plans. Ms. Shane is also entitled to the sum of $1,000 per month as a vehicle allowance. The initial term of her employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days’ prior written notice of its intent to terminate the agreement.

In the event Ms. Shane is terminated as COO as a result of a change in control, Ms. Shane will be entitled to a lump sum payment of one and a half years’ salary at the time of such termination.

Nick Jennings

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he continues to serve as our Chief Financial Officer. Mr. Jennings’ annual salary is $132,000, which is reviewed annually. On January 26, 2016, we issued Mr. Jennings a five-year warrant to purchase up to 12,500 shares of common stock at an exercise price of $4.40 per share. The agreement also provided for the issuance of an additional five-year warrant to purchase 12,500 shares of common stock in 2016, however, this provision was modified to grant a salary increase in lieu of the options. In October 2020, Mr. Jennings’ annual salary was increased to $175,000 per year. Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Jennings for certain business and entertainment expenses. In the event of a change in control of the Company that results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such termination date after the second employment anniversary.

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Harold W. Paul (1)	40,000	12,000	—	78,000	130,000
Walter Johnsen (2)	40,000	12,000	—	—	52,000
Kelly Anderson (3)	45,000	12,000	—	—	57,000
Lim Boh Soon (4)	40,000	12,000	—	—	52,000

(1)
Mr. Paul also received $78,000 in cash compensation in exchange for legal services rendered during 2020. In January 2020, we issued Mr. Paul 12,500 shares of common stock that were valued at $12,000.

(2)
Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Mr. Johnsen was re-elected to the board for a 3-year term at our 2019 annual meeting Our agreement with Mr. Johnsen provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2020, we issued Mr. Johnsen 12,500 shares of common stock that were valued at $12,000.

(3)
Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Ms. Anderson was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Ms. Anderson provides for an annual fee in the amount of $45,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2020, we issued Ms. Anderson 12,500 shares of common stock that were valued at $12,000.

(4)
Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years and until a successor is elected, or resignation or removal. Our agreement with Mr. Lim provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2020, we issued Mr. Lim 12,500 shares of common stock that were valued at $12,000.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one compensation plan: the 2016 Plan. The 2016 Plan was approved by the Board on January 29, 2016 and received shareholder approval on July 7, 2017. The 2016 Plan authorized the issuance of 625,000 shares of common stock. On August 25, 2015, the Board terminated the 2008 Plan, which we had maintained previously and which our shareholders had approved. Accordingly, we will issue future awards under the 2016 Plan.

On December 30, 2020, we received shareholder approval to restate and amend the 2016 Equity Incentive Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

The following table provides information as of December 31, 2020 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	132,500(2)	$2.72	1,659,500(4)
Equity compensation plans not approved by security holders	940,625(3)	$2.96	—
Total	1,073,125	$2.88	—

(1)
Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.

(2)
Prior to August 25, 2015, we granted awards under the 2008 Plan.

(3)
Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.

(4)
On July 7, 2017, the 2016 Plan received shareholder approval, which permits the grant up to 625,000 shares of common stock. On December 30, 2020, we received shareholder approval to restate and amend the 2016 Equity Incentive Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 5, 2021 for:

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

Applicable percentage ownership is based on 16,811,513 shares of common stock and 63,750 shares of Series A preferred stock outstanding at March 5, 2021. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 5, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 8430 Spires Way., Suite N, Frederick, MD 21701.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock
	Shares	% of Class	Shares	% of Class	% of Total Voting Power(1)
5% Shareholders:
Lau Sok Huy(2)	2,170,139	12.9%	—	—	12.9%
Ah Kee Wee (3)	956,099	5.7%	—	—	5.7%
Named Executive Officers and Directors:
Halden S. Shane(4)	3,961,881	21.6%	63,750	100.0%	21.9%
Elissa J. Shane(5)	442,664	2.4%	—	—	2.4%
Nick Jennings(6)	57,768	*	—	—	*
Harold W. Paul(7)	207,625	1.1%	—	—	1.1%
Walter Johnsen(8)	56,250	*	—	—	*
Kelly Anderson(9)	56,250	*	—	—	*
Lim Boh Soon(10)	111,274	*	—	—	*
Executive Officers and Directors as a Group (11)	4,893,712	26.7%	—	—	26.9%

*
Denotes ownership of less than 1%.

(1)
Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class. The holders of Common Stock and Series A Preferred Stock are each entitled to one vote per share.

(2)
Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.

(3)
Based on information reported by Mr. Wee to the Company. Consists of (i) 956,099 shares of common stock.

(4)
Consists of: (i) 2,355,631 shares of Common Stock held of record by Dr. Shane; (ii) 187,500 shares of Common Stock held of record by the Shane Family Trust; (iii) 125,000 shares of Common Stock held of record by Belinha Shane; and (iv) 1,418,750 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock held by Dr. Shane that are exercisable or will become exercisable within 60 days of March 5, 2021. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(5)
Consists of: (i) 236,414 shares of Common Stock held of record by Ms. Shane; and (ii) 206,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Ms. Shane that are exercisable or will become exercisable within 60 days of March 5, 2021.

(6)
Consists of: (i) 26,519 shares of Common Stock held of record by Mr. Jennings; and (ii) 31,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Mr. Jennings that are exercisable or will become exercisable within 60 days of March 5, 2021.

(7)
Consists of: (i) 202,000 shares of Common Stock held of record by Mr. Paul; and (ii) 5,625 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 5, 2021.

(8)
Consists of: (i) 53,125 shares of Common Stock held of record by Mr. Johnsen; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 5, 2021.

(9)
Consists of: (i) 53,125 shares of Common Stock held of record by Ms. Anderson; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 5, 2021.

(10)
Consists of 111,274 shares of Common Stock held of record by Dr. Lim.

(11)
Consists of: (i) 3,350,587 shares of Common Stock; (ii) 1,450,000 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock; and (iii) 218,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 5, 2021.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Independence of the Board

Based upon information submitted by Mr. Johnsen, Ms. Anderson, Dr. Lim and Mr. Paul the Board has determined that each of them is “independent” for purposes of OTC Governance Guidelines for directors. Dr. Shane is not an independent director. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C, during the 2020 and 2019 fiscal years:

	For the Fiscal Years Ended December 31,
	2020	2019
Audit Fees (1)	$138,000	$122,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$138,000	$122,000

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

DATED: March 30, 2021	TOMI ENVIRONMENTAL SOLUTIONS, INC.

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

Signature	Title	Date

/s/ HALDEN S. SHANE Halden S. Shane	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2021

/s/ NICK JENNINGS Nick Jennings	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2021

/s/ HAROLD W. PAUL Harold W. Paul	Director	March 30, 2021

/s/ WALTER C. JOHNSEN Walter C. Johnsen	Director	March 30, 2021

/s/ KELLY J. ANDERSON Kelly J. Anderson	Director	March 30, 2021

/s/ LIM BOH SOON Lim Boh Soon	Director	March 30, 2021

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	10/24/11	3.1(a)
3.3	Articles of Amendment of Articles of Incorporation of the Registrant, effective September 10, 2020	8-K	000-09908	9/14/20	3.1
3.4	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.5	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-3	333-249850	11/4/20	4.1
4.2	Description of Registrants Securities	S-3	333-249850	11/4/20
10.1+	Amended and Restated 2016 Equity Incentive Plan, as adopted by the Registrant’s stockholders on December 30, 2020	DEF 14A	001-39574	12/2/20	Appendix A
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Employment Agreement, dated February 8, 2016, by and between the Registrant and Robert Wotczak	10-Q	000-09908	5/16/16	10.2
10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3
10.5+	Offer Letter, dated September 2, 2015, by and between the Registrant and Norris Gearhart	10-Q	000-09908	5/16/16	10.4
10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.8+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/18/18	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/07	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company generates revenue primarily from the manufacture, license, service and sale of its products. The Company’s contracts with customers may include multiple performance obligations. The Company enters into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations. Management applies significant judgment in identifying and accounting for each performance obligation as a result of evaluating terms and conditions in contracts. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter include the following:

●
Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

●
The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●
Identification of specific or key contract terms that may impact the timing and amount of revenue recognized.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:

●
Considering the effectiveness of controls relating to the revenue recognition process, including controls over the identification and evaluation of the contractual terms and conditions that impact the identification of performance obligations and determination of revenue recognition.

●
Testing the completeness and accuracy of management’s identification and evaluation of the terms and conditions in contracts with customers by examining customer agreements on a test basis including reviewing and evaluating management’s identification of performance obligations.

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor since 2004.
Rockville Centre, NY
March 30, 2021

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	December 31, 2020 (1)	December 31, 2019 (1)
Cash and Cash Equivalents	$5,198,842	$897,223
Accounts Receivable - net	3,716,701	1,494,658
Other Receivables	198,951	-
Inventories (Note 3)	3,781,515	2,315,214
Vendor Deposits (Note 4)	388,712	141,052
Prepaid Expenses	421,305	187,664
Total Current Assets	13,706,027	5,035,811

Property and Equipment – net (Note 5)	1,298,103	1,367,864

Other Assets:
Intangible Assets – net (Note 6)	722,916	939,010
Operating Lease - Right of Use Asset (Note 7)	631,527	674,471
Capitalized Software Development Costs - net (Note 8)	52,377	94,278
Other Assets	358,935	114,033
Total Other Assets	1,765,755	1,821,792
Total Assets	$16,769,885	$8,225,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,501,469	$713,222
Accrued Expenses and Other Current Liabilities (Note 14)	501,849	450,112
Accrued Interest (Note 10)	-	66,667
Customer Deposits	118,880	-
Current Portion of Long-Term Operating Lease	81,223	71,510
Convertible Notes Payable, net of discount of $0
at December 31, 2019 (Note 10)	-	5,000,000
Total Current Liabilities	2,203,421	6,301,511

Long-Term Liabilities:
Loan Payable (Note 16)	410,700	-
Long-Term Operating Lease, Net of Current Portion (Note 7)	953,190	1,034,413
Total Long-Term Liabilities	1,363,890	1,034,413
Total Liabilities	3,567,311	7,335,924

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued
and outstanding at December 31, 2020 and December 31, 2019	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
16,761,513 and 15,587,552 shares issued and outstanding
at December 31, 2020 and December 31, 2019, respectively.	167,615	155,875
Additional Paid-In Capital	52,142,399	44,232,274
Accumulated Deficit	(39,108,078)	(43,499,244)
Total Shareholders’ Equity	13,202,574	889,543
Total Liabilities and Shareholders’ Equity	$16,769,885	$8,225,467

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information.

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For The Years Ended
	December 31,
	2020 (1)	2019 (1)

Sales, net	$25,027,637	$6,347,160
Cost of Sales	9,985,046	2,433,243
Gross Profit	15,042,591	3,913,917

Operating Expenses:
Professional Fees	681,377	363,789
Depreciation and Amortization	719,760	716,165
Selling Expenses	1,247,444	1,654,564
Research and Development	455,046	340,582
Equity Compensation Expense (Note 11)	3,130,986	114,222
Consulting Fees	327,232	126,693
General and Administrative	3,971,956	2,681,146
Total Operating Expenses	10,533,802	5,997,161
Income (loss) from Operations	4,508,789	(2,083,244)

Other Income (Expense):
Amortization of Debt Discounts	-	(17,534)
Interest Income	2,915	3,045
Interest Expense	(43,538)	(200,000)
Total Other Income (Expense)	(40,623)	(214,489)

Income (loss) before income taxes	4,468,166	(2,297,733)
Provision for Income Taxes (Note 17)	77,000	-
Net Income (loss)	$4,391,166	$(2,297,733)

Net income (loss) Per Common Share
Basic	$0.27	$(0.15)
Diluted	$0.23	$(0.15)

Basic Weighted Average Common Shares Outstanding	16,512,126	15,586,258
Diluted Weighted Average Common Shares Outstanding	18,757,509	15,586,258

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information.

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (1)

	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at December 31, 2018	63,750	$638	15,536,302	$155,363	$44,040,708	$(41,201,511)	$2,995,198

Equity Compensation					146,878		146,878
Common Stock Issued for Services Provided			51,250	513	44,688		45,200
Net Loss for the year ended December 31, 2019						(2,297,733)	(2,297,733)
Balance at December 31, 2019	63,750	638	15,587,552	155,876	44,232,274	(43,499,244)	889,543

Equity Compensation					3,158,175		3,158,175
Common Stock Issued for Services Provided			50,500	505	49,685		50,190
Conversion of Notes Payable into Common Stock			1,041,667	10,417	4,489,584		4,500,000
Warrants and Options Exercised			79,296	793	212,707		213,500
Other			2,499	25	(25)		-
Net Income for the year ended December 31, 2020						4,391,166	4,391,166
Balance at December 31, 2020	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,573

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 11—Equity for further information.
The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flow From Operating Activities:
Net Income (Loss)	$4,391,166	$(2,297,733)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	719,760	716,165
Amortization of Right of Use Asset	157,315	157,315
Amortization of Debt Discount	-	17,534
Amortization of Software Costs	41,900	31,426
Equity Compensation Expense	3,130,986	114,222
Value of Equity Issued for Services	50,190	45,200
Reserve for Bad Debt	280,000	(190,000)
Inventory Reserve	(100,000)	-

Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(2,502,043)	840,964
Inventory	(1,388,986)	348,226
Prepaid Expenses	(233,642)	78,269
Vendor Deposits	(247,660)	(31,611)
Other Receivables	(198,951)	-
Other Assets	(294,659)	(154,330)
Increase (Decrease) in:
Accounts Payable	788,247	(420,427)
Accrued Expenses	78,926	67,569
Accrued Interest	(66,667)	-
Accrued Officer Compensation	-	(70,000)
Customer Deposits	118,880	(1,486)
Lease Liability	(146,688)	(65,753)

Net Cash Provided (Used) in Operating Activities	4,578,076	(814,451)

Cash Flow From Investing Activities:
Capitalized Software Costs	-	(125,704)
Capitalized Patent Costs	(111,386)	(21,980)
Purchase of Property and Equipment	(289,270)	(145,580)
Net Cash (Used) in Investing Activities	(400,655)	(293,264)

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2020	2019
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants and Options	213,500	-
Proceeds from Loan Payable	410,700	-
Repayment of Principal Balance on Convertible Note	(500,000)	-
Net Cash Provided by Financing Activities:	124,200	-
Increase (Decrease) In Cash and Cash Equivalents	4,301,620	(1,107,715)
Cash and Cash Equivalents - Beginning	897,223	2,004,938
Cash and Cash Equivalents – Ending	$5,198,842	$897,223

Supplemental Cash Flow Information:
Cash Paid For Interest	$107,356	$200,000
Cash Paid for Income Taxes	$800	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$27,189	$32,656
Conversion of Note Payable into Common Stock	$4,500,000	$-
Equipment, net Transferred to and from Inventory	$22,685	$18,574
Patent and trademark costs reclassified from Other Assets	$49,758	$51,692

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

Our products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, universities and research facilities, vivarium labs, all service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, prisons, and athletic facilities. Our products are also used in single-family homes and multi-unit residences. Additionally, our products have been listed on the EPA’s List N as products that help combat COVID-19 and are actively being used for this purpose.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TOMI and its wholly owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the years ended December 31, 2020 and 2019 was $332,027 and $32,721, respectively.

At December 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $390,000 and $110,000, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 and $100,000 as of December 31, 2020 and December 31, 2019, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02 (ASC 842), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842 as of January 1, 2019 using the modified retrospective basis with a cumulative effect adjustment as of that date. In addition, we elected the package of practical expedients permitted under the transition guidance within the standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the standard to all comparative periods presented.

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our consolidated balance sheet as of December 31, 2020 and December 31, 2019.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the years ended December 31, 2020 and 2019, was $41,900 was $31,426, respectively.

Accounts Payable

As of December 31, 2020, two vendors accounted for approximately 32% of accounts payable. As of December 31, 2019, one vendor accounted for approximately 40% of accounts payable.

For the year ended December 31, 2020, two vendors accounted for 76% of cost of sales. For the year ended December 31, 2019, one vendor accounted for 72% of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2020, and December 31, 2019, our warranty reserve was $68,000 and $30,000, respectively (See Note 15).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2020 and December 31, 2019. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of December 31, 2020 consisted of 2,049,133 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of December 31, 2019 consisted of 1,157,406 shares of common stock from convertible debentures, 2,155,065 shares of common stock issuable upon exercise of outstanding warrants, 77,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”). Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 2.2 million and 3.5 million shares of common stock were outstanding at December 31, 2020 and 2019, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2019 due to the anti-dilutive effect on net loss per share.

	For the Years Ended December 31,
	2020	2019
Net Income (Loss)	$4,391,166	$(2,297,733)
Adjustments for convertible debt - as converted
Interest on convertible debt	40,689	200,000
Amortization of debt discount on convertible debt	-	17,534
Net income (loss) attributable to common shareholders	$4,431,855	$(2,080,199)
Weighted average number of shares of common stock outstanding:
Basic	16,512,126	15,586,258
Diluted	18,757,509	15,586,258
Net income (loss) attributable to common shareholders per share:
Basic	$0.27	$(0.13)
Diluted	$0.24	$(0.13)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Years Ended December 31,
	2020	2019
Numerator:
Net Income (Loss)	$4,391,166	$(2,297,733)
Denominator:
Basic weighted-average shares	16,512,126	15, 586,258
Effect of dilutive securities
Warrants	2,049,133	-
Convertible Debt	-	-
Options	132,500	-
Preferred Stock	63,750	-
Diluted Weighted Average Shares	18,757,509	15, 586,258

Net Income (Loss) Per Common Share:
Basic	$0.27	$(0.15)
Diluted	$0.23	$(0.15)

Note: Warrants, options and preferred stock for the years ended December 31, 2019 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$4,508,789	$(2,083,244)

Basic and Diluted Weighted Average Shares
Basic	16,512,126	15, 586,258
Diluted	18,757,509	15, 586,258
Basic and Diluted Income (loss) Per Common Share
Basic	$0.27	$(0.13)
Diluted	$0.24	$(0.13)

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For the Years Ended December 31,
	2020	2019
SteraMist Product	$22,971,000	$4,999,000
Service and Training	2,057,000	1,348,000
Total	$25,028,000	$6,347,000

Revenue by Geographic Region

	For the Years Ended December 31,
	2020	2019
United States	$18,367,000	$5,002,000
International	6,661,000	1,345,000
Total	$25,028,000	$6,347,000

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

Contract Balances

As of December 31, 2020, and December 31, 2019 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award; awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2020 and 2019, we issued 50,000 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2020 and 2019.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2020 and 2019 were approximately $276,000 and $144,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2020 and 2019, research and development expenses were approximately $455,000 and $341,000, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	December 31, 2020	December 31, 2019
Finished goods	$3,404,025	$2,364,786
Raw Materials	377,490	50,428
Inventory Reserve	-	(100,000)
	$3,781,515	$2,315,214

NOTE 4. VENDOR DEPOSITS

On December 31, 2020 and December 31, 2019, we maintained vendor deposits of $388,712 and $141,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$357,236	$357,236
Equipment	1,580,743	1,355,014
Vehicles	60,703	60,703
Computer and software	203,704	166,598
Leasehold improvements	386,120	362,898
Tenant Improvement Allowance	405,000	405,000
	2,993,507	2,707,449
Less: Accumulated depreciation	1,695,404	1,339,585
	$1,298,103	$1,367,864

For the years ended December 31, 2020 and 2019, depreciation was $342,523 and $345,687, respectively. For the years ended December 31, 2020 and 2019, amortization of tenant improvement allowance was $39,194 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $377,237 and $370,478 for the years ended December 31, 2020 and 2019, respectively.

Definite life intangible assets consist of the following:

	December 31, 2020	December 31, 2019
Intellectual Property and Patents	$3,000,012	$2,906,507
Less: Accumulated Amortization	2,856,991	2,479,754
Intangible Assets, net	$143,021	$426,753

Indefinite life intangible assets consist of the following:

Trademarks	579,895	512,257

Total Intangible Assets, net	$722,916	$939,010

Approximate future amortization is as follows:

Year Ended:	Amount

December 31, 2021	$10,000
December 31, 2022	10,000
December 31, 2023	10,000
December 31, 2024	10,000
December 31, 2025	10,000
Thereafter	93,000
$143,000

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

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:	December 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use asset	$631,527	$674,471
Liabilities:
Current Portion of Long-Term Operating Lease	$81,223	$71,510
Long-Term Operating Lease, Net of Current Portion	953,190	1,034,413
	$1,034,413	$1,105,923

The components of lease expense are as follows within our consolidated statement of operations:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Operating lease expense	$157,315	$157,315

Other information related to leases where we are the lessee is as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	8.25 years	9.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$146,688	$65,753

As of December 31, 2020, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2021	$151,088
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
Thereafter	575,131
Total minimum lease payments	1,377,280
Less: Interest	342,867
Present value of lease obligations	1,034,413
Less: Current portion	81,223
Long-term portion of lease obligations	$953,190

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	December 31, 2020	December 31, 2019
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(73,327)	(31,426)
	$52,377	$94,278

Amortization expense for the years ended December 31, 2020 and 2019 was $41,900 and $31,426, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period. Amortization expense for the year ended December 31, 2020 was $17,745.

We have incurred implementation costs of $68,330 in connection with the cloud computing service contract which have been capitalized in prepaid expenses as of December 31, 2020. In accordance with ASU No. 2018-15, such implementation costs will be amortized once the cloud-based service contract is placed in service.

NOTE 10. CONVERTIBLE DEBT

In March and May 2017, we closed a private placement transaction in which we issued to certain accredited investors unregistered senior callable convertible promissory notes, or the Notes, and three-year warrants to purchase an aggregate of 125,000 shares of common stock at an exercise price of $5.52 per share in exchange for aggregate gross proceeds of $6,000,000. The Notes bear interest at a rate of 4% per annum. $5,300,000 in principal was originally scheduled to mature on August 31, 2018 and $700,000 in principal was originally scheduled to mature on November 8, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible at the option of the holder into common stock at a conversion price of $4.32 per share. Subsequent to September 1, 2017, we may redeem the Notes that are scheduled to mature on August 31, 2018 at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Prior to November 8, 2018, we may redeem the Notes that are scheduled to mature on such date at any time prior to maturity at a price equal to 100% of the outstanding principal amount of the Notes to be redeemed, plus accrued and unpaid interest as of the redemption date. Interest on the Notes is payable semi-annually in cash on February 28 and August 31 of each year, beginning on August 31, 2017. Interest expense related to the Notes for the years ended December 31, 2020 and 2019 was $40,689 and $200,000, respectively.

The warrants were valued at $62,559 using the Black-Scholes pricing model with the following assumptions: expected volatility: 104.06% –111.54%; expected dividend: $0; expected term: 3 years; and risk-free rate: 1.49%–1.59%. We recorded the warrants’ relative fair value of $61,904 as an increase to additional paid-in capital and a discount against the related Notes.

The debt discount was amortized over the life of the Notes using the effective interest method. Amortization expense for the years ended December 31, 2020 and 2019, was $0 and $17,534, respectively.

In February and March 2018, we extended the maturity date of the Notes— we extended the maturity date to April 1, 2019 for $5,300,000 of principal on the Notes and to June 8, 2019 for the remaining $700,000 Note. No additional consideration was paid or accrued by us. The stated rate of the Notes was unchanged, and the estimated fair value of the new debt approximates its carrying amount (principal plus accrued interest at the date of the modification). We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

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

On March 30, 2019, the two remaining noteholders agreed to extend the maturity dates of their notes totaling $5,000,000 to April 3, 2020. As part of the extensions, we agreed that if we do not make payment on or before the new maturity dates, after five (5) days written notice, the holders will have the right, but not the obligation, to convert the notes into our common shares at a conversion price of $0.88 per share or a total of 5,681,818 shares. All other provisions of the notes remain unchanged. We determined that the modification of these Notes is not a substantial modification in accordance with ASC 470-50, “Modifications and Extinguishments.”

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

Convertible notes consist of the following at:

	December 31, 2020	December 31, 2019

Convertible notes	$-	$5,000,000
Initial discount	-	(53,873)
Accumulated amortization	-	53,873
Convertible notes, net	$-	$5,000,000

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

Reverse Stock Split

On September 9, 2020, the Board approved a reverse stock split of our common stock and our Convertible Series A Preferred Stock, in each case, at a ratio of 1-for-8 and without any change to the respective par value thereof (the “Reverse Stock Split”), and, on September 10, 2020, we filed an Articles of Amendment to our Articles of Incorporation with the Department of State of the State of Florida to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m., Eastern time, on September 10, 2020 (the “Effective Time”).  All per-share and share amounts have been retroactively restated in this Annual Report on Form 10-K for all periods presented to reflect the reverse stock split.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2020 and 2019, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2020 and 2019, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

In November 2019, we amended our Restated Articles of Incorporation, increasing the number of authorized shares of our Common Stock from 200,000,000 to 250,000,000.

During the year ended December 31, 2019, we issued 50,000 shares of common stock valued at $44,000 to members of our Board (see Note 13). During the year ended December 31, 2019, we issued 1,250 shares of common stock valued at $1,200 to a consultant.

During the year ended December 31, 2020, we issued 50,000 shares of common stock valued at $48,000 to members of our Board (see Note 13).  During the year ended December 31, 2020, we issued 500 shares of common stock valued at $2,190 to a consultant.

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

In October 2020, 12,500 shares of common stock were issued to our CFO in connection with the exercise of warrants for which we received proceeds of $30,000.

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

In October 2020, we issued options to purchase an aggregate of 31,250 shares of common stock to our Chief Operating Officer at an exercise price of $7.06 per share pursuant to her employment agreement with us. The options were valued at a total of $202,104 and have a term of 5 years. We utilized the Black-Scholes method to fair value the options received by the COO with the following assumptions: volatility, 154%; expected dividend yield, 0%; risk free interest rate, 0.67%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $6.47.

The following table summarizes stock options outstanding as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	77,500	$2.56	40,000	$4.16
Granted	62,500	3.96	37,500	0.88
Exercised	(2,500)	0.40	-	-
Expired	(5,000)	16.80	-	-
Outstanding, end of period	132,500	$ 2.72	77,500	$2.56

Options outstanding and exercisable by price range as of December 31, 2020 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	4.10	27,500	$0.80
$0.88	31,250	3.01	31,250	$0.88
$0.96	25,000	3.02	25,000	$0.96
$2.16	5,000	4.01	5,000	$2.16
$4.40	12,500	5.10	12,500	$4.40
$7.06	31,250	4.75	31,250	$7.06

	132,500	3.89	132,500	$2.72

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

In October 2020 we issued a warrant to purchase 375,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.95 per share pursuant to an employment agreement. The warrant was valued at $2,621,196 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 162%; expected dividend yield, 0%; risk free interest rate, 0.67%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $6.99.

The following table summarizes the outstanding common stock warrants as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,155,065	$3.12	3,318,826	$2.72
Granted	585,447	4.97	162,500	0.88
Exercised	(76,796)	(2.77)	-	-
Expired	(614,583)	(6.40)	(1,326,261)	(1.84)
Outstanding, end of period	2,049,133	$2.55	2,155,065	$3.12

Warrants outstanding and exercisable by price range as of December 31, 2020 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	2.90	31,250	$0.64
$0.80	158,125	2.76	158,125	$0.80
$0.96	473,958	1.94	473,958	$0.96
$1.12	6,250	3.30	6,250	$1.12
$1.20	175,000	3.88	175,000	$1.20
$1.36	1,250	1.82	1,250	$1.36
$2.16	31,250	1.00	31,250	$2.16
$2.32	523,061	1.16	523,061	$2.32
$2.40	137,500	0.14	137,500	$2.40
$2.56	31,250	0.75	31,250	$2.56
$3.36	31,250	0.50	31,250	$3,36
$4.00	60,000	4.60	60,000	$4.00
$4.40	12,500	0.09	12,500	$4.40
$6.95	375,000	9.75	375,000	$6.95
$8.40	1,488	2.63	1,488	$8.40
	2,049,133	3.31	2,049,133	$2.55

There were no unvested warrants outstanding as of December 31, 2020.

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

Product Liability

As of December 31, 2020 and 2019, there were no claims against us for product liability.

SARS CoV-2 coronavirus

On March 11, 2020 the World Health Organization declared the SARS CoV-2 coronavirus a global pandemic and recommended containment and mitigation measures worldwide. We have been identified as an essential disinfectant and decontamination vendor by various agencies and countries. Our operations being essential have been materially affected by the coronavirus outbreak to date. As demand for our product and services increases, the uncertain nature of its spread globally may or may not impact our business operations resulting from quarantines of employees, customers and suppliers as well as potential travel restrictions in areas affected or may be affected in the future.

NOTE 13. CONTRACTS AND AGREEMENTS

Executive Agreements

Halden S. Shane

On September 22, 2020, we entered into a three year employment agreement with Dr. Shane, effective October 1, 2020. The agreement provides for a base annual salary of $500,000. The agreement also provides for a signing bonus of 375,000 warrants. Dr. Shane is also entitled to a cash performance bonus and an annual issuance of an option to purchase 31,250 shares of common stock from the 2016 Plan at the discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for the expenses associated with the use of an automobile up to $750 a month. The term of the agreement is three years.

In the event Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two years’ salary at the time of such termination.

The Board may terminate Dr. Shane for cause by written notification to Dr. Shane; provided, however, that no termination for cause will be effective unless Dr. Shane has been provided with prior written notice and opportunity for remedial action and fails to remedy within 30 days thereof, in the event of a termination by the Company (i) by reason of willful dishonesty towards, fraud upon, or deliberate injury or attemptedinjury to, the Company, (ii) by reason of material breach of his employment agreement and (iii) by reason of gross negligence or intentional misconduct with respect to the performance of duties under the agreement. Upon termination for cause, Dr. Shane will be immediately paid an amount equal to his gross salary. The Board may terminate Dr. Shane other than for cause at any time upon giving notice to Dr. Shane. Upon such termination, Dr. Shane will be immediately paid an amount equal to his gross salary.

Elissa J. Shane

On October 1, 2020, we entered into an employment agreement with Elissa J. Shane, effective October 1, 2020. Pursuant to her employment agreement, Ms. Shane will receive an annual base salary of at least $270,000, subject to annual review and discretionary increase by the Compensation Committee of the Board. Ms. Shane is eligible to receive an annual cash bonus and other annual incentive compensation. The agreement originally provided for a grant of 93,750 warrants. Additionally, in connection with the execution of her employment agreement, on October 1, 2020, we issued Ms. Shane a warrant to purchase 93,750 shares of Common Stock at an exercise price of $6.17 per share. These provisions were subsequently amended to provide for the issuance to Ms. Shane of 31,250 options from the 2016 Equity Plan at the closing price of $7.06 on the date of grant in lieu of the warrant grant and the 93,750 warrants were cancelled. Ms. Shane acknowledged that the 31,250 options were in full consideration of the amount she was entitled to under the agreement. Her employment agreement also provides that we will reimburse Ms. Shane for reasonable and necessary business and entertainment expenses that she incurs in performing her duties. During the term of her employment, Ms. Shane will also be entitled to up to four weeks of paid vacation time annually, which will accrue up to six weeks, and to participate in our benefit plans and programs, including but not limited to all group health, life, disability and retirement plans. Ms. Shane is also entitled to the sum of $1,000 per month as a vehicle allowance. The initial term of her employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days’ prior written notice of its intent to terminate the agreement.

In the event Ms. Shane is terminated as COO as a result of a change in control, Ms. Shane will be entitled to a lump sum payment of one and a half years’ salary at the time of such termination.

Agreements with Directors

In December 2017, we increased the annual fee to the members of our Board to $40,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $45,000, also to be paid in cash on a quarterly basis. Director compensation also includes the annual issuance of our common stock.

For the year ended December 31, 2019, we issued an aggregate of 50,000 shares of common stock that were valued at $44,000 to members of our Board.

For the year ended December 31, 2020, we issued an aggregate of 50,000 shares of common stock that were valued at $48,000 to members of our Board.

Manufacturing Agreement

In June 2020 we entered into a manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum payments under the contract are as follows

Year Ended:	Amount

December 31, 2021	$18,000
December 31, 2022	30,000
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	15,000
$123,000

Other Agreements

TOMI Service Network (“TSN”) is a national service network composed of existing full-service restoration industry specialists that have entered initially into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements originally granted protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of December 31, 2020, we have approximately 180 network companies in TSN. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. As of January 1, 2020, there is no exclusivity in our TSN network.

NOTE 14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2020	December 31, 2019
Commissions	$151,709	$112,102
Payroll and related costs	84,000	167,689
Director fees	41,250	41,250
Sales Tax Payable	9,784	21,814
Income Taxes Payable (Note 17)	77,000	-
Accrued warranty (Note 15)	68,000	30,000
Other accrued expenses	70,106	77,257
Total	$501,849	$450,112

NOTE 15. ACCRUED WARRANTY

Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. The warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate warranty costs based on historical warranty claim experience.

The following table presents warranty reserve activities at:

	December 31, 2020	December 31, 2019
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	101,041	2,609
Settlement of warranty claims	(63,041)	(2,609)
Ending accrued warranty costs	$68,000	$30,000

NOTE 16. LOAN PAYABLE

On April 21, 2020, we received $410,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 21, 2020 (the "Note") in the principal amount of $410,700 with City National Bank (the "Bank"), the lender. Interest expense for the year ended December 31, 2020 was $2,849.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note.

NOTE 17. INCOME TAXES

The Company’s income tax expense consisted of:

For the Year Ended
	December 31,	December 31,
	2020	2019
Current:
Federal	$-	$-
State	77,000	-
Foreign	-	-
	77,000	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$77,000	$-

The Company’s net income (loss) before income tax consisted of:

	For the Year Ended
	December 31,	December 31,
	2020	2019

United States	$4,468,166	$(2,297,733)
Foreign	-	-
Total	$4,468,166	$(2,297,733)

Our income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the consolidated balance sheets and consolidated statements of operations due to our historical loss position and the full valuation allowance on our net U.S. deferred tax assets.

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

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2020 and 2019 was as follows:

	For the Year Ended
	December 31,	December 31,
	2020	2019

Income (Loss) before income tax	$4,468,166	$(2,297,733)
US statutory corporate income tax rate	28.00%	28.00%
Income tax expense computed at US statutory corporate income tax rate
Income tax expense computed at US statutory corporate income tax rate	1,251,086	(643,365)
Reconciling items:
Change in valuation allowance on deferred tax assets	(2,050,485)	620,817
Provision to prior year tax return	-	6,991
Incentive stock options and warrants	876,676	31,982
Amortized debt discount	-	4,910
Meals and Entertainment	1,300	2,005
Other	(1,577)	(23,340)
Income tax expense	$77,000	$-

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:

Reserve for Bad Debt	$109,000	$31,000
Inventory Reserve	-	28,000
Accrued Vacation	82,000	92,000
Warranty Reserve	19,000	8,000
Intangible Assets	412,000	381,000
Operating lease right-of-use liabilities	290,000	310,000
Net operating losses	3,100,000	5,223,000
Valuation Allowance	(3,530,000)	(5,580,000)
Deferred Tax Assets	482,000	493,000

Deferred tax liabilities:
Operating lease right-of-use assets	(290,000)	(302,000)
Property and Equipment	(192,000)	(191,000)
	(482,000)	(493,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2020, we recorded a valuation allowance of $3,530,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $2,050,000 during the year ended December 31, 2020, primarily due to the utilization of deferred tax assets. Management believes that based on the available information, it is more likely than not that the U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards (“NOL”) as of December 31, 2020 and 2019 of approximately $11,465,000 and $9,596,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2020 and 2019 of approximately $9,663,000 and $16,463,000 respectively to reduce future state taxable income. If any of the NOL’s generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2020, and 2019, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 18. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2020, three customers accounted for 36% of accounts receivable.

As of December 31, 2019, three customers accounted for 37% of accounts receivable.

For the years ended December 31, 2020 and 2019, we had no customers who represented 10% or more of revenue.

NOTE 19. SUBSEQUENT EVENTS

Pursuant to the agreement with our Board of Directors, in January 2021, we issued an aggregate of 50,000 shares of common stock valued at approximately $211,000. The agreements with our Board provide for the annual issuance of shares of our common stock.

On February 11, 2021, we agreed to amend (the "Warrant Amendment") the warrant to purchase 125,000 shares of TOMI common stock, par value $0.01 (the "Common Stock"), issued by TOMI to Dr. Halden S. Shane, TOMI's Chief Executive Officer and a director on TOMI's board of directors, on February 11, 2014 (the "Warrant"), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the "Repurchase") for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI's board of directors.