Form 10-Q
period 2021-03-31
TOMI Environmental Solutions, Inc.
filed 2021-05-17
CIK 314227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
 or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-09908
TOMI ENVIRONMENTAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)
Florida	59-1947988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8430 Spires Way, Frederick, Maryland 21701
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

As of May 6, 2021, the registrant had 16,811,513 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

Current Assets:	March 31, 2021 (Unaudited)	December 31, 2020
Cash and Cash Equivalents	$3,945,658	$5,198,842
Accounts Receivable - net	3,743,430	3,716,701
Other Receivables	-	198,951
Inventories (Note 3)	4,765,455	3,781,515
Vendor Deposits (Note 4)	146,130	388,712
Prepaid Expenses	316,439	421,305
Total Current Assets	12,917,114	13,706,027

Property and Equipment – net (Note 5)	1,235,483	1,298,103

Other Assets:
Intangible Assets – net (Note 6)	720,494	722,916
Operating Lease - Right of Use Asset (Note - 7)	619,989	631,527
Capitalized Software Development Costs - net (Note 8)	41,902	52,377
Other Assets	516,230	358,935
Total Other Assets	1,898,614	1,765,755
Total Assets	$16,051,211	$16,769,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,046,667	$1,501,469
Accrued Expenses and Other Current Liabilities (Note 13)	629,797	501,849
Customer Deposits	28,949	118,880
Current Portion of Long-Term Operating Lease	83,768	81,223
Total Current Liabilities	2,789,181	2,203,421

Long-Term Liabilities:
Loan Payable (Note 15)	410,700	410,700
Long-Term Operating Lease, Net of Current Portion (Note 7)	931,697	953,190
Total Long-Term Liabilities	1,342,397	1,363,890
Total Liabilities	4,131,577	3,567,311

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued
and outstanding at March 31, 2021 and December 31, 2020	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
16,811,513 and 16,761,513 shares issued and outstanding
at March 31, 2021 and December 31, 2020, respectively.	168,115	167,615
Additional Paid-In Capital	52,369,899	52,142,399
Accumulated Deficit	(40,619,018)	(39,108,078)
Total Shareholders’ Equity	11,919,634	13,202,574
Total Liabilities and Shareholders’ Equity	$16,051,211	$16,769,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2021	2020 (1)

Sales, net	$2,073,455	$7,053,418
Cost of Sales	838,297	2,565,410
Gross Profit	1,235,158	4,488,008

Operating Expenses:
Professional Fees	173,493	136,125
Depreciation and Amortization	83,449	171,909
Selling Expenses	474,389	378,645
Research and Development	195,620	59,458
Equity Compensation Expense (Note 10)	-	182,772
Consulting Fees	106,174	81,545
General and Administrative	1,712,366	818,145
Total Operating Expenses	2,745,491	1,828,599
Income (loss) from Operations	(1,510,333)	2,659,409

Other Income (Expense):
Interest Income	427	542
Interest Expense	(1,035)	(40,689)
Total Other Income (Expense)	(608)	(40,147)

Income (loss) before income taxes	(1,510,940)	2,619,261
Provision for Income Taxes (Note 16)	-	-
Net Income (loss)	$(1,510,940)	$2,619,261

Net income (loss) Per Common Share
Basic	$(0.09)	$0.17
Diluted	$(0.09)	$0.14

Basic Weighted Average Common Shares Outstanding	16,805,402	15,850,352
Diluted Weighted Average Common Shares Outstanding	16,805,402	18,117,710

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse  split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2021

	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at December 31, 2020	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,574

Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Net (Loss) for the three months ended March 31, 2021						(1,510,940)	(1,510,940)
Balance at March 31, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(40,619,018)	$11,919,633

For the Three Months Ended March 31, 2020
	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2019 (1)	63,750	$638	15,587,552	$155,876	$44,232,274	$(43,499,244)	$889,543

Equity Compensation					209,961		209,961
Common Stock Issued for Services Provided			50,000	500	47,500		48,000
Conversion of Notes Payable into Common Stock			1,041,667	10,417	4,489,584		4,500,000
Warrants and Options Exercised			10,417	104	57,396		57,500
Net Income for the three months ended March 31, 2020						2,619,261	2,619,261
Balance at March 31, 2020 (1)	63,750	$638	16,689,634	$166,897	$49,036,715	$(40,879,983)	$8,324,265

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2021	2020
Cash Flow From Operating Activities:
Net Income (Loss)	$(1,510,940)	$2,619,261
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	83,449	171,909
Amortization of Right of Use Asset	39,329	39,329
Amortization of Software Costs	10,475	10,475
Equity Compensation Expense	-	182,772
Value of Equity Issued for Services	228,000	48,000
Reserve for Bad Debt	115,000	25,000
Inventory Reserve	-	(100,000)

Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(141,729)	(1,676,539)
Inventory	(983,941)	1,815,942
Prepaid Expenses	104,866	16,807
Vendor Deposits	242,582	(1,125,508)
Other Receivables	198,951	-
Other Assets	(157,295)	(8,924)
Increase (Decrease) in:
Accounts Payable	545,198	118,955
Accrued Expenses	127,948	263,196
Accrued Interest	-	(66,667)
Customer Deposits	(89,932)	1,017,533
Lease Liability	(36,941)	(35,865)

Net Cash Provided (Used) in Operating Activities	(1,224,978)	3,315,678

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(28,205)	(14,585)
Net Cash (Used) in Investing Activities	(28,205)	(14,585)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants	-	57,500
Repayment of Principal Balance on Convertible Note	-	(500,000)
Net Cash (Used)in Financing Activities:	-	(442,500)
Increase (Decrease) In Cash and Cash Equivalents	(1,253,184)	2,858,593
Cash and Cash Equivalents - Beginning	5,198,842	897,223
Cash and Cash Equivalents – Ending	$3,945,658	$3,755,816

Supplemental Cash Flow Information:
Cash Paid For Income Taxes	$-	$-
Cash Paid For Interest	$-	$107,356
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$-	$27,189
Conversion of Note Payable into Common Stock	$-	$4,500,000
Equipment, net Transferred to Inventory	$-	$36,256

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 30, 2021. We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three months ended March 31, 2021 and 2020 was $115,000 and $25,000, respectively.

At March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $505,000 and $390,000, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of March 31, 2021 and December 31, 2020, respectively.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three months ended March 31, 2021 and 2020, was $10,475, respectively.

Accounts Payable

As of March 31, 2021, one vendor accounted for approximately 60% of accounts payable. As of December 31, 2020, two vendors accounted for approximately 32% of accounts payable.

For the three months ended March 31, 2021, two vendors accounted for 64% of cost of sales. For the three months ended March 31, 2020, one vendor accounted for 89% of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2021, and December 31, 2020, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2021 and December 31, 2020. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of March 31, 2021 consisted of 1,880,383 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of March 31, 2020 consisted of 2,099,857 shares of common stock issuable upon exercise of outstanding warrants, 103,750 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”)

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 2.1 million and 2.2 million shares of common stock were outstanding at March 31, 2021 and December 31, 2020, respectively, but were excluded from the computation of diluted net loss per share at March 31, 2021 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended March 31, (Unaudited)
	2021	2020
Net Income (Loss)	$(1,510,940)	$2,619,261
Adjustments for convertible debt - as converted
Interest on convertible debt	-	40,689
Net income (loss) attributable to common shareholders	$(1,510,940)	$2,659,950
Weighted average number of shares of common stock outstanding:
Basic	16,805,402	15,850,352
Diluted	16,805,402	18,117,709
Net income (loss) attributable to common shareholders per share:
Basic	$(0.09)	$0.17
Diluted	$(0.09)	$0.15

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended March 31, (Unaudited)
	2021	2020
Numerator:
Net Income (Loss)	$(1,510,940)	$2,619,261
Denominator:
Basic weighted-average shares	16,805,402	15,850,352
Effect of dilutive securities
Warrants	-	2,099,857
Convertible Debt	-	-
Options	-	103,750
Preferred Stock	-	63,750
Diluted Weighted Average Shares	16,805,402	18,117,709

Net Income (Loss) Per Common Share:
Basic	$(0.09)	$0.17
Diluted	$(0.09)	$0.14

Note: Warrants, options and preferred stock for the three months ended March 31, 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$(1,510,333)	$2,659,409

Basic and Diluted Weighted Average Shares
Basic	16,805,402	15,850,352
Diluted	16,805,402	18,117,709
Basic and Diluted Income (loss) Per Common Share
Basic	$(0.09)	$0.17
Diluted	$(0.09)	$0.15

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue
	For the three months ended March 31, (Unaudited)
	2021	2020
SteraMist Product	$1,661,000	$6,638,000
Service and Training	412,000	415,000
Total	$2,073,000	$7,053,000

Revenue by Geographic Region
	For the three months ended March 31, (Unaudited)
	2021	2020
United States	$1,804,000	$3,569,000
International	269,000	3,484,000
Total	$2,073,000	$7,053,000

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

Contract Balances

As of March 31, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the three months ended March 31, 2021 and 2020, we issued 50,000 shares of fully vested common stock, respectively, out of the 2016 Plan to our directors.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2021 and 2020.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2021 and 2020 were approximately $266,000 and $46,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2021 and 2020, research and development expenses were approximately $196,000 and $59,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. We elected to adopt this guidance early, in 2020 on a prospective basis. The guidance did not have a material impact on our condensed Consolidated Financial Statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
Finished goods	$4,396,528	$3,404,025
Raw Materials	368,927	377,490
	$4,765,455	$3,781,515

NOTE 4. VENDOR DEPOSITS

At March 31, 2021 and December 31, 2020, we maintained vendor deposits of $146,130 and $388,712, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
Furniture and fixtures	$357,236	$357,236
Equipment	1,597,793	1,580,743
Vehicles	60,703	60,703
Computer and software	214,860	203,704
Leasehold improvements	386,120	386,120
Tenant Improvement Allowance	405,000	405,000
	3,021,712	2,993,507
Less: Accumulated depreciation	1,786,228	1,695,404
	$1,235,483	$1,298,103

For the three months ended March 31, 2021 and 2020, depreciation was $81,026 and $78,563, respectively. For the three months ended March 31, 2021 and 2020, amortization of tenant improvement allowance was $9,798 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $2,422 and $93,347 for the three months ended March 31, 2021 and 2020, respectively.

Definite life intangible assets consist of the following:

	March 31, 2021 (Unaudited)	December 31, 2020
Intellectual Property and Patents	$3,000,012	$3,000,012
Less: Accumulated Amortization	2,859,413	2,856,991
Intangible Assets, net	$140,599	$143,021

Indefinite life intangible assets consist of the following:

Trademarks	579,895	579,895
Total Intangible Assets, net	$720,494	$722,916

Approximate future amortization is as follows:

Year Ended	Amount
April 1 – December 31, 2021	$7,000
December 31, 2022	10,000
December 31, 2023	10,000
December 31, 2024	10,000
December 31, 2025	10,000
Thereafter	94,000
$141,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Operating lease right-of-use asset	$619,989	$631,527
Liabilities:
Current Portion of Long-Term Operating Lease	$83,768	$81,223
Long-Term Operating Lease, Net of Current Portion	931,697	953,190
	$1,015,465	$1,034,413

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended March 31, 2021 (Unaudited)	For the Three Months Ended March 31, 2020 (Unaudited)

Operating lease expense	$39,329	$39,329

Other information related to leases where we are the lessee is as follows:

	March 31, 2021 (Unaudited)	December 31, 2020
Weighted-average remaining lease term:
Operating leases	8.00 years	8.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended March 31, 2021 (Unaudited)	For the Three Months Ended March 31, 2020 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$36,941	$35,865

As of March 31, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 – December 31, 2021	$114,148
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
Thereafter	575,131
Total minimum lease payments	1,340,340
Less: Interest	324,875
Present value of lease obligations	1,015,465
Less: Current portion	83,768
Long-term portion of lease obligations	$931,697

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	March 31, 2021	December 31,
	(Unaudited)	2020
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(83,802)	(73,327)
	$41,902	$52,377

Amortization expense for the three months ended March 31, 2021 and 2020 was $10,475, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $62,677 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of March 31, 2021. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three months ended March 31, 2021 was $3,482.

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

Reverse Stock Split

On September 9, 2020, the Board approved a reverse stock split of our common stock and our Convertible Series A Preferred Stock, in each case, at a ratio of 1-for-8 and without any change to the respective par value thereof (the “Reverse Stock Split”), and, on September 10, 2020, we filed an Articles of Amendment to our Articles of Incorporation with the Department of State of the State of Florida to effect the Reverse Stock Split. The Reverse Stock Split became effective as of September 10, 2020 (the “Effective Time”).  All per-share and share amounts have been retroactively restated in this Quarterly Report on Form 10-Q for all periods presented to reflect the reverse stock split.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2021 and December 31, 2020, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2021 and December 31, 2020, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the three months ended March 31, 2020, we issued 50,000 shares of fully vested common stock valued at $48,000 to members of our Board (see Note 12).

In March 2020, 1,041,667 shares of common stock were issued in connection with the conversion of convertible notes payable aggregating $4,500,000.

In March 2020, 10,417 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $57,500.

During the three months ended March 31, 2021, we issued 50,000 shares of common stock valued at $228,000 to members of our Board (see Note 12).

Stock Options

               There were no options granted during the first quarter of 2021.

In January 2020 we issued two options to purchase an aggregate of 31,250 shares of common stock to our Chief Operating Officer at an exercise price of $0.80 and $0.96 per share pursuant to her employment agreement with us. The options were valued at a total of $23,595 and have a term of 5 years. We utilized the Black-Scholesmethod to fair value the options received by the COO with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.72 and $0.80. The value of the stock option was included in accrued expenses at December 31, 2019

The following table summarizes stock options outstanding as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	(Unaudited)		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	132,500	$2.72	77,500	$2.56
Granted	-	-	62,500	3.96
Exercised	-	-	(2,500)	0.40
Expired	-	-	(5,000)	16.80
Outstanding, end of period	132,500	$2.72	132,500	$2.72

Options outstanding and exercisable by price range as of March 31, 2021 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	3.85	27,500	$0.80
$0.88	31,250	2.76	31,250	$0.88
$0.96	25,000	2.77	25,000	$0.96
$2.16	5,000	3.76	5,000	$2.16
$4.40	12,500	4.85	12,500	$4.40
$7.06	31,250	4.50	31,250	$7.06

	132,500	3.64	132,500	$2.72

Stock Warrants

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

On February 11, 2021, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 125,000 shares of TOMI common stock, par value $0.01 (the “Common Stock”), issued by TOMI to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and a director on TOMI’s board of directors, on February 11, 2014 (the “Warrant”), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI’s board of directors.  The $314,500 charge in connection with the warrant amendment has been included in General and Administrative expenses for the three months ended March 31, 2021.

The following table summarizes the outstanding common stock warrants as of March 31, 2021 and December 31, 2020:
	March 31, 2021 (Unaudited)		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,049,133	$2.55	2,155,065	$3.12
Granted	-	-	585,447	4.97
Exercised	-	-	(76,796)	(2.77)
Expired	(168,750)	(2.84)	(614,583)	(6.40)
Outstanding, end of period	1,880,383	$2.66	2,049,133	$2.55

Warrants outstanding and exercisable by price range as of March 31, 2021 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	2.65	31,250	$0.64
$0.80	158,125	2.51	158,125	$0.80
$0.96	473,958	1.69	473,958	$0.96
$1.12	6,250	3.05	6,250	$1.12
$1.20	175,000	3.63	175,000	$1.20
$1.36	1,250	1.57	1,250	$1.36
$2.16	31,250	0.75	31,250	$2.16
$2.32	523,061	0.91	523,061	$2.32
$2.40	12,500	0.50	12,500	$2.40
$2.56	31,250	0.50	31,250	$2.56
$3.36	31,250	0.25	31,250	$3.36
$4.00	28,750	4.35	28,750	$4.00
$6.95	375,000	9.50	375,000	$6.95
$8.40	1,488	2.38	1,488	$8.40
	1,880,383	3.35	1,880,383	$2.66

There were no unvested warrants outstanding as of March 31, 2021.

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

Product Liability

As of March 31, 2021 and December 31, 2020, there were no claims against us for product liability.

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

For the three months ended March 31, 2020, we issued an aggregate of 50,000 shares of common stock that were valued at $48,000 to members of our Board.

For the three months ended March 31, 2021, we issued an aggregate of 50,000 shares of common stock that were valued at $228,000 to members of our Board.

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

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum payments under the contract are as follows:

Year Ended	Amount
April 1 – December 31, 2021	$18,000
December 31, 2022	30,000
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	15,000
$123,000

Other Agreements

TOMI Service Network (“TSN”) is a national service network composed of existing full-service restoration industry specialists that have entered initially into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements originally granted protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of March 31, 2021, we have 199 network companies in TSN. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. There is no exclusivity in our TSN network.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2021 (Unaudited)	December 31, 2020
Commissions	$158,076	$151,709
Payroll and related costs	208,511	84,000
Director fees	41,250	41,250
Sales Tax Payable	7,009	9,784
Income Taxes Payable (Note 16)	77,000	77,000
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	69,951	70,106
Total	$629,797	$501,849

NOTE 14. ACCRUED WARRANTY

Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. The warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate warranty costs based on historical warranty claim experience.

The following table presents warranty reserve activities at:

	March 31, 2021 (Unaudited)	December 31, 2020
Beginning accrued warranty costs	$68,000	$30,000
Provision for warranty expense	1,292	101,041
Settlement of warranty claims	(1,292)	(63,041)
Ending accrued warranty costs	$68,000	$68,000

NOTE 15. LOAN PAYABLE

On April 21, 2020, we received $410,700 in loan funding from the Paycheck Protection Program (the "PPP") established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") and administered by the U.S. Small Business Administration ("SBA"). The unsecured loan (the "PPP Loan") is evidenced by a promissory note of the Company, dated April 21, 2020 (the "Note") in the principal amount of $410,700 with City National Bank (the "Bank"), the lender. Interest expense for the three months ended March 31, 2021 was $1,035.

Under the terms of the Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note.

In March of 2021, the loan forgiveness application was filed with our bank and was pending approval as of March 31, 2021.

NOTE 16. INCOME TAXES

For the three months ended March 31, 2021 and 2020, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of March 31, 2021 and December 31, 2020, we recorded a valuation allowance of $3,953,000 and $3,530,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 17. CUSTOMER CONCENTRATION

We had no customers/distributor whose revenue individually represented 10% or more of our total revenue for the three months ended March 31, 2021. One customer/distributor accounted for 31% of net revenue for the three months ended March 31, 2020. We had three customers/distributors that accounted for 38% of accounts receivable as of March 31, 2021. Three customers/distributors accounted for 36% of accounts receivable as of December 31, 2020.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the SEC. There were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guaranteeing future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “TOMI” as used herein refers collectively to TOMI Environmental Solutions, Inc. unless otherwise stated.

The following discussion should be read in conjunction with the 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Available Information

The Company periodically provides certain information for investors on its corporate website, www.tomimist.com, and its investor relations page of its website, www.investor.tomimist.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites and referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Quarterly Highlights

Business Update

As we exited 2020 and began 2021, the Company is re-focusing on its core customers and markets. COVID saw an increase and introduction to a new set of customers, which was beneficial to the Company as it brought awareness to product, offerings and opened the door to a customer base at a very rapid pace. These customers were initially looking for products that would aid in their ability to keep their businesses open. As the quarantines continued and more businesses were closed the Company saw a slowdown in demand for products from these new customers. In addition, our existing life sciences customers closed early in COVID and remained closed into 2021. We expect the quarantines to remain into the first half of 2021. As our core customers in Life Sciences, Commercial and Healthcare are slowly re-opening, we expect to see increased demand for our products and services in the latter half of 2021. Our focus in 2021 will be on working with our customers as they return to work.

Due to the business quarantine shut downs, our first quarter 2021 revenues are down from the early pandemic high of 2020. To address the return to work with our customers, the Company is building its sales team. We believe it will take time to get the new team trained and fully operational.

In addition to building the team, the Company is addressing the needs of our customers for a more mobile and lighter weight product by introducing the SteraPak. Many of our customers are waiting for the release instead of purchasing our existing products. New product and service introductions can significantly impact net sales, cost of sales and operating expenses. The timing of product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new inventory following a product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction domestically and internationally. Despite lower revenues for the quarter, the Company and its divisions remain resilient and currently expect to meet the targeted 2021 annual revenue goals.

COVID-19 Update

The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. This has significantly curtailed global economic activities and has impacted our operations, particularly international sales.

During the first quarter of 2021, aspects of the Company’s business continued to be affected significantly by the COVID-19 pandemic. Some of the Company’s major customers in the Hospital/healthcare, Life Science and channel partners temporarily closed at various times, while the vast majority of our old and new pipeline clients’ employees have transitioned to working remotely. The closure and/or such customers working remotely placed a halt on many of our ongoing long-term projects that were set to close in late 2020 and early 2021. These projects and the addition of new projects at very early stages have resumed during the second quarter with a few planned to be completed by end of 2021. These divisions have or are starting to reopen during the first part of the second quarter. Further, we have recently experienced an increase in capital equipment sales in the Life Sciences during the second quarter of 2021 as pharmaceuticals, research universities, vivariums, and government agencies are gradually returning to work and interested in purchasing our equipment.

Travel restrictions and the transition to our newly formed sales operation and sales team has further affected our domestic and international sales in the short term. Due to the nature of our technology, industry knowledge, and the amount of time required for onboarding new sales teams, including new Independent Manufacturing Representatives (IMRs), it takes time to build a pipeline and become fully operational in the sales role. We expect a more positive impact from these efforts on our financial results by the second half of 2021.

Prior to the pandemic, in 2019, the Company had revenues of approximately $6,000,000, and our 2020 business plan anticipated substantial growth in 2020. While we exceeded our budget, the pandemic did not allow us to implement our initiatives to generate the sustained growth beyond the pandemic. As our historical consistent verticals return to work, we are reinstating live and in-person demonstrations of our products for these verticals/industries, in addition to resuming long-term ongoing profitable projects, which we believe will have a positive impact on our efforts to generate new sales. With the anticipated launch of our new product lines (SteraPak, SteraBox, SteraBot), we expect the rate of revenue growth will accelerate in the second half of 2021. These new products were designed and will be launched based on the feedback of our customers for alternative delivery systems and commercial uses for the SteraMist products.

The second half of 2020 showed us that the world remained interested in the disinfection process. The potential customers who did not want to take the time to learn of proper disinfection protocols and the importance of SteraMist competitive advantages but made their purchasing decisions primarily based on price resulted in potential customers selecting a less expensive disinfection technology including electrostatic sprayers (ESS).

TOMI rapidly transformed its R&D department to produce a backpack, the SteraPak, with 6-log kill in seconds based on our proprietary BIT technology platform. Our SteraMist SteraPak is expected to hit the markets shortly. We are already taking and receiving pre-orders, and the interest is high across all markets.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Refer to Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” for more information.

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

SteraMist® BIT™ brings to the world a mechanical and automated method of cleaning using a game-changing technology and EPA registered Hospital-HealthCare disinfectant providing an upgrade to existing disinfecting and cleaning protocols while limiting liability in a facility when it comes to resistant infectious pathogens. We maintain this registration in all fifty (50) states, Canada, and approximately thirty-five (35) other countries.

Markets

Our SteraMist® products are designed to address a wide spectrum of industries using iHP™. Our operations consist of five main divisions based on our current target industries: Hospital-HealthCare, Life Sciences, TOMI Service Network (TSN), Food Safety and Commercial.

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our newly soon to be released SteraPak will allow us to progress further into market share, specifically for our Hospital-HealthCare, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems (CES), routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests, which are all profitable for our Life Sciences and expect to soon be profitable in our Food Safety division.

Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of industry requiring or requesting SteraMist® disinfection decontamination.

Divisions

Hospital-Healthcare

Our SteraMist® line of products, specifically the SteraMist® Surface Unit and SteraMist® Total Disinfection Cart are our main solutions to aid our Hospital-HealthCare customers in providing the quality of care and safety they provide to their patients by disinfecting patient and operating rooms, pharmacies, ambulances, and emergency environments in a hospital or healthcare facility. TOMI’s latest product, the SteraPak, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a quicker turnaround time.

In the first quarter of 2021, we experienced an increase in sales to health system clients, including the expansion to our third Mercy hospital in Ohio, with a fourth Mercy facility seeking to implement SteraMist soon. We also received multiple purchase orders from Zimmer, a medical device company.

Our team of technicians and representatives train, maintain, and troubleshoot capital equipment throughout the world for our Hospital-HealthCare customers. As our Training and Implementation department expands, we expect continued growth in our Hospital-HealthCare division. The protocol development and onboarding for implementation in this division is critical. During 2020 the use of our SteraMist® in such campuses increased due to our comprehensive training for their day and night shift maintenance and housekeeping departments. By late 2021, we anticipate annual comparison case studies from many of these facilities who were onboarded in 2020, which may show lower transmission infection rates in COVID, Clostridium difficile Spores and overall, HAI cases.

Life Sciences

Our SteraMist® Environment System, Custom Engineered Systems (CES), the SteraMist® Select Surface Unit, custom iHP™ implementation to decontamination chambers and cage washers, and our iHP™ Corporate Service Division, are designed to be tailored to provide a complete room solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

The pandemic halted capital equipment and service sales in our Life Sciences division and its verticals. As operations reconvene for these verticals, we expect to see increased demand from this vertical. Long term ongoing projects and validations have resumed, along with proposals and interest for our CES permanent decontamination room. We will work with our customers to respond to their inquiries regarding CES. These are longer lead-time sales that can take months to design, build and implement. We expect these installations to have impact to our results in late 2021 and into 2022.

Further, post COVID pandemic has brought some attention to the SteraMist product line as our CES in Pfizer Missouri was recently showcased in a New York Times article as they featured their COVID vaccine processes. In addition, our iHP Corporate Service team treated one of four fill lines in a North Carolina pharmaceutical company that manufacturers one of the COVID vaccines, with the remaining three lines set to be decontaminated in the future with SteraMist.

TOMI developed a new product which acts as a passthrough or small decontamination chamber, the SteraBox, to sterilize small instruments quickly and efficiently.

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

The TOMI Service Network (TSN) division experienced greater impact from the COVID-19 pandemic quarter over quarter than any other division. As stated above, the urgency of becoming an essential business prompted an increase of demand for SteraMist disinfection by our customers who wished to remain in operation in the first half of 2020, and TSN members acquired and accumulated BIT Solution in anticipation of supply shortage. We believe that cleaning protocols have changed permanently due to the COVID-19 pandemic, and our network will play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services may have declined, but the education and support of such services provided to our members by TOMI personnel provides us with an advantage to maintaining strong business relationships with these companies and their thousands of happy SteraMist customers as the world returns to the new normal.

As of March 31, 2021, we have 199 network companies in TSN.  We expect our TSN division to onboard approximately 6 to 8 new TSN members per quarter. We also expect our SteraPak release to be an important factor for this market that will increase the new member onboarding number quarter over quarter moving forward.

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

TOMI continues to work with premium companies in testing and validating SteraMist® technology in the Food Safety and seed industries. In the first quarter of 2021, we have made progress in enhancing brand awareness and promoting and marketing in this division, as a majority of the Independent Marketing Representatives we onboarded recently belong to this division.

Commercial

Our Commercial division, which includes but is not limited to use sites such as aircraft, airports, police and fire, manufacturing companies, automobile, military, cruise ships, shipping ports, preschool education, primary and secondary schools, colleges including dormitories, all modes of public and private transportation, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist® throughout their community.

Quarter 1 of 2021 continued to bring interest to the marketplace for these industries and interest in SteraMist disinfection as a solution remains high. We expect the SteraPak to be a game changer in growth for this division.

Business Highlights and Recent Events

Customers:

Globally, we have added approximately thirteen (13) new customers for the three months ended March 31, 2021. In the short term, we expect to see healthy demand for the SteraMist® products and services. While the initial outbreak caused a surge in demand for the SteraMist®, we expect that such demand for our products and services will continue and we are building a team to address the post COVID-19 pandemic market opportunities.

Revenues:

We experienced a decline in our revenue for the three months ended March 31, 2021 when compared to the same quarter in the prior year due to a significant increase of demand caused by the onset of the COVID-19 pandemic in March 2020. We were positioned well to respond to the pandemic related spike in demand due to our inventory levels and increased production capacity which led to substantial revenue growth in the first and second quarter of 2020. However, during of the second half of 2020 and early 2021, many of our established vertical clients were closed or required to reduce or suspend their business operations. The markets that were negatively affected were our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies globally. In addition, the healthcare industry has shifted virtually all of its focus and resources in response to the pandemic and therefore reduced substantially their elective surgical and clinical related services, resulting in limited non-essential onsite personnel. These trends made it more difficult for us to demo our equipment and execute our sales and marketing strategies. In addition, our customers have limited budgets for newer technologies. We anticipate that the availability of significant federal funds to our customers for pandemic preparedness should assist them in purchasing our products.

As many industrial companies are reducing R&D and capital expenditures spending due to the economic impact of the pandemic, we are moving ahead with many new products in development. In 2021, we intend to spend more on capital expenditures (CapEx) and operating expenditures (OpEx) including development of new products, services and process technologies to sharpen our competitive advantage. In addition, we will expand our commercial service location to meet the expanding needs of our customers.

                We believe that we possess the best technologies in the world in the disinfection and decontamination space. This pandemic has provided us with the confidence to develop a clear strategy to manufacture what may be our best product portfolio to date. In addition, we continue to move our BIT technology closer to becoming the standard in disinfection and decontamination globally. This should lead to a greater market share, increased profitability and capability strength.

The second half of 2020 showed us that our customers wanted a lower cost disinfection device like electrostatic sprayers (ESS), even if it provides the end-user with less efficacy and the potential of causing damage to its personal property and delicate equipment which were dangerous and causing explosions with many resulting in fires.

              To respond to our customer demands of a lower cost and more versatile product, we developed a Backpack unit that will possess our award winning 6-log and above kill technology and speed without the damage to space and materials. We expect our backpack to be competitively priced and open SteraMist to the largest cleaning market in the world-members of ISSA (International Sanitary Supply Association) and its divisions IEHA (Integrated Environment and Health Assessment) and EMEA (Europe, Middle East & Africa). These organizations have historically been price conscious and were resistant early on to our SteraMist pricing of our professional decontamination equipment (SteraMist Surface and Environment Unit). We plan on introducing our new innovative backpack globally in the second or early third quarter 2021.

                We believe that disinfection will be a line item on all companies’ budgets going forward whether private, public or government. Dangerous pathogens still exist “Disease X” and will exist long after we recover from this pandemic. While the United States and most of the world is currently recovering from the SARS CoV-2 coronavirus outbreak there are many pathogens which are respiratory in nature that are still a looming threat, these cases are occurring globally to this day. SteraMist can mitigate and reduce the impact of the next pandemic as it has already proven during the outbreaks of Ebola, MERS and recently with SARS CoV-2 pandemic. The need for a speedy comprehensive mechanical disinfectant like SteraMist cannot be stressed enough and should be included as the new norm of cleaning. With all the unknown viruses and their variants in the world, preparedness is the most important measure to ensure your family and business survives.

Total revenue for the three months ended March 31, 2021 and 2020, was $2,073,000 and $7,053,000, respectively, representing a decrease of $4,980,000, or 71% compared to the same prior year period.

SteraMist® product-based revenues for the three months ended March 31, 2021 and 2020, were $1,661,000 and $6,638,000, representing a decrease of $4,977,000 or 75% when compared to the same prior year period.

Our service-based revenue for the three months ended March 31, 2021 and 2020, was $412,000 and $415,000, respectively, representing a year over year decrease of 1%.

Our domestic revenue for the three months ended March 31, 2021 and 2020, was $1,804,000 and $3,569,000, respectively, a decrease of $1,765,000, or 49% when compared to the same prior year period.

                Internationally, our revenue for the three months ended March 31, 2021 and 2020, was approximately $269,000 and $3,484,000, respectively, representing a decrease of $3,215,000 or 92%.

2021 Events:

During the first quarter of 2021, we hired one Vice President of Sales, each of whom, along with a Vice President of Sales, hired in the fourth quarter of 2020, attended a week-long sales seminar hosted by TOMI at the end of February 2021. The sales seminar was intended to educate each sales professional about disinfection decontamination competition in their respective divisions and the advantages of SteraMist technology and products.

On January 15, 2021, Dr. Halden Shane presented at the Needham Virtual Growth Conference while continuing to pursue and enhance SteraMist media presence across many platforms. Dr. Shane will be returning on May 18, 2021 (12:45pm – 1:25pm Eastern) as he presents at the 16th annual Needham virtual technology and media conference.

As conferences and tradeshows are reopening in the second half of 2021 for companies to exhibit live, TOMI will be attending multiple shows across the country with our new Vice Presidents of Sales in attendance. It is critical for TOMI to perform live demonstrations to showcase the difference between our SteraMist iHP technology and our competitors. TOMI looks forward to making a large impact with live demonstrations of SteraMist disinfection technology throughout our multiple divisions.

Research Studies:

Due to the pandemic, there have been significant delays by U.S. regulatory agencies in approving new submissions, including TOMI's new 1% registration focusing on direct food and agricultural applications. The 1% label has been delayed by EPA due to the reallocation of staff resources responding to an influx of product submissions to deal with COVID-19 (TOMI successfully added Emerging Pathogen claims and was added to EPA list in March 2020.), significantly delaying all other PRIA actions, well documented delays caused by staffing vacancies, and the continuing prohibition of in person meetings.

We continue to work with our German aircraft partner and Boeing in a third-party test required for the aviation industry. We will incur no costs for this work as both testing partners are clients. We anticipate the testing will be completed in the second quarter of 2021.

TOMI has engaged HYGCEN Germany GmbH to perform a quantitative test of germ carriers for airborne room disinfection and testing of the effectiveness of a method for disinfecting room air to meet the new EU norm (standard) EN 17272. Certification that Binary Ionization Technology meets the new standard will continue to position iHP as the premier decontamination/disinfection technology available on the market today.

We continue to work with the Virginia State University Agricultural Research Station and its partner, Arkema on a food safety pilot study based on novel, nonthermal, and environmentally friendly technology to control foodborne pathogens on industrial hemp seed and strawberry as representative model foods. The study will investigate the efficacy of aerosolized hydrogen peroxide in inactivating foodborne pathogens – determining the optimum treatment conditions on microbial and physical quality of the two model products. We anticipate the pilot to be completed by the second quarter of 2021.

We are currently working with University of Virginia on two separate studies. First, we are working on a study on SteraMist’s efficacy against SARS-CoV-2, and we have observed preliminary successful results and are waiting for the final published paper. Second, we are working on a study against Adenovirus using the handheld SteraMist Surface Unit and testing spray and contact time variables, and we are waiting for the results. We anticipate the testing will be completed by the third quarter of 2021.

TOMI has partnered with the Department of Chemistry and Biochemistry of Texas Tech University to conduct a wide range of studies on spray pattern, deposition, and hydrogen peroxide content in order to compare our 1% label to other similar products on the market.

TOMI's long term relationship with USDA Agricultural Research Service continues to achieve results. In March 2021, an article entitled "Hydrogen peroxide residue on tomato, apple, cantaloupe, and Romaine lettuce after treatments with cold plasma-activated hydrogen peroxide” was accepted for publication in the Journal of Food Microbiology. TOMI has also begun discussions with another ARS facility to evaluate the benefits of iHP on blueberries to prevent rot and reduce post-harvest losses.

As previously reported for a couple years, we have participated in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleans to a SteraMist® mechanical clean. Preliminary results collected by the current hospitals in the study is showing a decrease in the transfernce of pathogens resulting in HAIs and Clostridium difficile infections in the rooms that used SteraMist® for their terminal clen, as compared to the rooms that have been manually cleaned. We are eager to report that enough data has been collected to complete the study in 2021, and we expect that data to be provided to the examiners with a published paper to soon follow.

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

Financial Operations Overview

Our financial position as of March 31, 2021 and December 31, 2020, respectively, was as follows:
	March 31, 2021	December 31, 2020
	Unaudited
Total shareholders’ equity	$11,920,000	$13,203,000
Cash and cash equivalents	$3,946,000	$5,199,000
Accounts receivable, net	$3,743,000	$3,717,000
Inventories	$4,765,000	$3,782,000
Prepaid expenses	$316,000	$421,000
Vendor Deposits	$146,000	$389,000
Other Receivables	$-	$199,000
Current liabilities	$2,789,000	$2,203,000
Long-term liabilities	$1,342,000	$1,364,000
Working Capital	$10,128,000	$11,503,000

During the quarter ended March 31, 2021, our debt and liquidity positions were affected by the following:

●
Net cash used in operations of $1,225,000.

Results of Operations for the Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020
	For the three months ended March 31,		Change
	2021	2020	$	%
Revenue, Net	$2,073,000	$7,053,000	$(4,980,000)	-71%
Gross Profit	1,235,000	4,488,000	(3,253,000)	-72%
Total Operating Expenses (1)	2,745,000	1,829,000	916,000	50%
Income (Loss) from Operations	(1,510,000)	2,659,000	(4,169,000)	NM
Total Other Income (Expense)	(1,000)	(40,000)	39,000	-98%
Net Income (Loss)	$(1,511,000)	$2,619,000	$(4,130,000)	NM
Basic Net Income (Loss) per share	$(0.09)	$0.17	$(0.26)	NM
Diluted Net Income (Loss) per share	$(0.09)	$0.14	$(0.23)	NM

(1)
Includes $0 and $183,000 in non-cash equity compensation expense for the three months ended March 31, 2021 and 2020, respectively.
(2)
NM – Not Meaningful

Sales

During the three months ended March 31, 2021 and 2020, we had net revenue of approximately $2,073,000 and $7,053,000, respectively, representing a decrease in revenue of approximately $4,980,000 or 71%.

We experienced a decline in our revenue for the three months ended March 31, 2021 as compared to the same quarter in the prior year primarily due to the significant increase of demand caused by the onset of COVID-19 pandemic in March of 2020. We were positioned well to respond to the pandemic related spike in demand due to our inventory levels and increased production capacity, which led to substantial revenue growth in the first and second quarter of 2020. However, during second half of 2020 and early 2021, many of our established vertical clients were closed or required to reduce operation due to the impact of COVID-19 pandemic on their businesses. The markets that were negatively affected included our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies globally. In addition, the healthcare industry has shifted virtually all of its focus and resources in response to the pandemic and therefore substantially reduced elective surgical and clinical related services, resulting in limited non-essential onsite personnel. These trends made it more difficult for us to demo our equipment and execute our sales and marketing strategies.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

Product and Service Revenue
	For the three months ended March 31,		Change
	2021	2020	$	%
SteraMist Product	$1,661,000	$6,638,000	$(4,977,000)	(75)%
Service and Training	412,000	415,000	(3,000)	(1)%
Total	$2,073,000	$7,053,000	$(4,980,000)	(71)%

Revenue by Geographic Region

	For the three months ended March 31,		Change
	2021	2020	$	%
United States	$1,804,000	$3,569,000	$(1,765,000)	(49)%
International	269,000	3,484,000	(3,215,000)	(92)%
Total	$2,073,000	$7,053,000	$(4,980,000)	(71)%

Cost of Sales
	For the three months ended March 31,		Change
	2021	2020	$	%
Cost of Sales	$838,000	$2,565,000	$(1,727,000)	(67)%

Cost of sales was $838,000 and $2,565,000 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1,727,000, or 67%, compared to the prior year. The primary reason for the decline in cost of sales is attributable to lower revenue in the current quarter. Our gross profit as a percentage of sales for the three months ended March 31, 2021 was 59.6% compared to 63.6% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales. As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees
	For the three months ended March 31,		Change
	2021	2020	$	%
Professional Fees	$173,000	$136,000	$37,000	27%

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $173,000 and $136,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately $37,000, or 27%, in the current year period. The increase is attributable to additional professional fees in connection with the maintenance of our intellectual property.

Depreciation and Amortization

	For the three months ended March 31,		Change
	2021	2020	$	%
Depreciation and Amortization	$83,000	$172,000	$(89,000)	(51)%

Depreciation and amortization were approximately $83,000 and $172,000 for the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $89,000, or 51%. The decline is due to intangible assets that became fully amortized in 2020 which has led to a lower amortization expense in the current year period.

Selling Expenses

	For the three months ended March 31,		Change
	2021	2020	$	%
Selling Expenses	$474,000	$379,000	$95,000	25%

Selling expenses for the three months ended March 31, 2021 were approximately $474,000, as compared to $379,000 for the quarter ended March 31, 2020, representing an increase of approximately $95,000 or 25%.

The increase in selling expense is attributable to a higher employee headcount and the related increase in payroll. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers.

Research and Development

	For the three months ended March 31,		Change
	2021	2020	$	%
Research and Development	$196,000	$59,000	$137,000	232%

Research and development expenses for the three months ended March 31, 2021 were approximately $196,000, as compared to $59,000 for the quarter ended March 31, 2020, representing an increase of approximately $137,000, or 232%. The increase in research and development expenses is attributable to new product development and increased testing.

Equity Compensation Expense

	For the three months ended March 31,		Change
	2021	2020	$	%
Equity Compensation Expense	$-	$183,000	$(183,000)	(100)%

Equity compensation expense was $0 and $183,000 for the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $183,000. The decrease in equity compensation expense relates to the timing of warrants and options issued to executives and consultants in 2020.

Consulting Fees

	For the three months ended March 31,		Change
	2021	2020	$	%
Consulting Fees	$106,000	$82,000	$24,000	29%

Consulting fees were $106,000 and $82,000 for the three months ended March 31, 2021 and 2020, respectively, representing an increase of $24,000, or 29%, in the current quarter period. The increase is due to the timing of certain projects that occurred in the current year that did not occur in the same prior year period.

General and Administrative Expense

	For the three months ended March 31,		Change
	2021	2020	$	%
General and Administrative	$1,712,000	$818,000	$894,000	109%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

General and administrative expense was $1,712,000 and $818,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of $894,000, or 109%, in the current quarter period. The increase in General and administrative expense is attributable to a higher employee headcount and higher wages.

Other Income and Expense

	For the three months ended March 31,		Change
	2021	2020	$	%

Interest Income	-	1,000	(1,000)	NM
Interest Expense	(1,000)	(41,000)	40,000	(98)%
Other Income (Expense)	$(1,000)	$(40,000)	$39,000	(98)%

Interest income was approximately $0 and $1,000 for the three months ended March 31, 2021 and 2020, respectively.

Interest expense was $1,000 and $41,000 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $3,946,000 and working capital of $10,128,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company filing requirements. We have historically funded our operations through funds generated through operations and debt and equity financings.

For the three months ended March 31, 2021, we incurred a loss from operations of ($1,510, 000) and for the three months ended March 31, 2020, we generated income from operations of $2,659,000. Cash used in operations for the three months ended March 31, 2021, was ($1,225,000). Cash provided from operations was $3,316,000 for the three months ended March 31, 2020.

A breakdown of our statement of cash flows for the three months ended March 31, 2021 and 2020 is provided below:
	For the three months ended March 31,
	2021	2020
Net Cash Provided By (Used) in Operating Activities	$(1,225,000)	$3,316,000
Net Cash Used in Investing Activities	$(28,000)	$(15,000)
Net Cash (Used) in Financing Activities:	$-	$(443,000)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was ($1,225,000), compared to cash provided by operations for the three months ended March 31, 2020 of $3,316,000. Our cash provided by operations declined in the current year period as a result of lower revenue and a net loss.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 and 2020 was $28,000 and $15,000, respectively.

Financing Activities

Cash used by financing activities for the three months ended March 31, 2021 and 2020 was $0 and $443,000 respectively. The cash used in financing activities in the prior year period was due to the repayment of the principal balance of the convertible note of $500,000 offset by proceeds from the exercise of warrants in the amount of $58,000.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

●
ramp up and expansion of our internal sales force and manufacturers’ representatives;
~~●~~
length of our sales cycle;
●
global response to the COVID-19 pandemic and market demand for our products;
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

Contract Balances

As of March 31, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2021 and 2020.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. We elected to adopt this guidance early, in 2020 on a prospective basis. The guidance did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 above.

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021. Except as noted below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Form 10-K. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

The COVID-19 pandemic has increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. Similarly, we have experienced a substantial increase in demand for our products and services in 2020 due to the pandemic, causing us to generate significant revenues and making us profitable for the first time in 2020.  However, there is no guarantee that such pace of demand for our products and services will continue or grow in 2021 or beyond.  During the first quarter of 2021, we experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of our ongoing long-term projects.  It is difficult to predict how COVID-19 pandemic will affect our financial performance in the remainder of 2021, as the global economy gradually reopens, our customers adjust and change their operations, and we implement new marketing and sales strategies in response.  While we believe that certain trends may positively affect our sales, including our ability to onboard and expand our marketing program and provide in-person demo and additional federal funding for some of our customers for disinfection expenditures, we cannot be sure that such trends will continue, or such strategies will be successful.  Moreover, various other factors, including those beyond our control, may cause a reduction in demand for our products.  In particular, our existing and potential new customers may decide to adopt new disinfection protocols in response to improving COVID-19 conditions or allocate more resources to other aspects of their business, or search for other competitive products to meet their needs, any of which may reduce demand for our products and adversely affect our financial performance.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 17, 2021	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Warrant to Purchase Common Stock					X
4.2	Form of Non-Qualified Stock Option Agreement					X
31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act.