Form 10-Q
period 2021-06-30
TOMI Environmental Solutions, Inc.
filed 2021-08-16
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

 or

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

As of August 12, 2021, the registrant had 16,811,513 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2021 (Unaudited)	December 31, 2020

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,488,413	$5,198,842
Accounts Receivable - net	2,980,292	3,716,701
Other Receivables	-	198,951
Inventories (Note 3)	5,175,979	3,781,515
Vendor Deposits (Note 4)	24,224	388,712
Prepaid Expenses	388,271	421,305
Total Current Assets	11,057,179	13,706,027

Property and Equipment – net (Note 5)	1,280,092	1,298,103

Other Assets:
Intangible Assets – net (Note 6)	831,768	722,916
Operating Lease - Right of Use Asset (Note - 7)	608,111	631,527
Capitalized Software Development Costs - net (Note 8)	31,426	52,377
Other Assets	472,173	358,935
Total Other Assets	1,943,478	1,765,755
Total Assets	$14,280,749	$16,769,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,534,172	$1,501,469
Accrued Expenses and Other Current Liabilities (Note 13)	568,502	501,849
Customer Deposits	41,827	118,880
Current Portion of Long-Term Operating Lease	86,391	81,223
Total Current Liabilities	2,230,892	2,203,421

Long-Term Liabilities:
Loan Payable (Note 15)	-	410,700
Long-Term Operating Lease, Net of Current Portion (Note 7)	908,677	953,190
Total Long-Term Liabilities	908,677	1,363,890
Total Liabilities	3,139,569	3,567,311

Commitments and Contingencies	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued
and outstanding at June 30, 2021 and December 31, 2020	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
16,811,513 and 16,761,513 shares issued and outstanding
at June 30, 2021 and December 31, 2020, respectively.	168,115	167,615
Additional Paid-In Capital	52,369,899	52,142,399
Accumulated Deficit	(41,397,471)	(39,108,078)
Total Shareholders’ Equity	11,141,180	13,202,574
Total Liabilities and Shareholders’ Equity	$14,280,749	$16,769,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020 (1)	2021	2020 (1)

Sales, net	$1,465,525	$10,028,497	$3,538,980	$17,081,915
Cost of Sales	523,563	4,463,602	1,361,860	7,029,012
Gross Profit	941,962	5,564,895	2,177,120	10,052,903

Operating Expenses:
Professional Fees	106,781	54,831	280,274	190,956
Depreciation and Amortization	72,413	172,298	155,861	344,207
Selling Expenses	335,444	388,827	809,833	767,472
Research and Development	205,751	141,123	401,371	200,581
Equity Compensation Expense (Note 10)	-	114,293	-	297,065
Consulting Fees	95,609	69,705	201,783	151,250
General and Administrative	1,319,194	967,158	3,031,560	1,785,303
Total Operating Expenses	2,135,192	1,908,235	4,880,682	3,736,834
Income (loss) from Operations	(1,193,230)	3,656,660	(2,703,562)	6,316,069

Other Income (Expense):
Gain Upon Debt Extinguishment	414,583	-	414,583	-
Interest Income	192	1,043	619	1,585
Interest Expense	-	(787)	(1,034)	(41,476)
Total Other Income (Expense)	414,776	256	414,169	(39,891)

Income (loss) before income taxes	(778,454)	3,656,916	(2,289,394)	6,276,178
Provision for Income Taxes (Note 16)	-	-	-	-
Net Income (loss)	$(778,454)	$3,656,916	$(2,289,394)	$6,276,178

Net income (loss) Per Common Share
Basic	$(0.05)	$0.22	$(0.14)	$0.39
Diluted	$(0.05)	$0.20	$(0.14)	$0.35

Basic Weighted Average Common Shares Outstanding	16,811,513	16,692,675	16,784,737	16,271,514
Diluted Weighted Average Common Shares Outstanding	16,811,513	18,569,760	16,784,737	18,148,598

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the six months ended June 30, 2021				Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at December 31, 2020	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,574

Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Net (Loss) for the six months ended June 30, 2021						(2,289,394)	(2,289,394)
Balance at June 30, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(41,397,472)	$11,141,181

	For the six months ended June 30, 2020				Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at December 31, 2019	63,750	$638	15,587,552	$155,876	$44,232,273	$(43,499,243)	$889,543

Equity Compensation					324,254		324,254
Common Stock Issued for Services Provided			50,000	500	47,500		48,000
Conversion of Notes Payable into Common Stock			1,041,667	10,417	4,489,583		4,500,000
Warrants and Options Exercised			39,856	399	120,601		121,000
Net Income for the six months ended June 30, 2020						6,276,178	6,276,178
Balance at June 30, 2020 (1)	63,750	$638	16,719,075	$167,191	$49,214,211	$(37,223,065)	$12,158,974

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the three months ended June 30, 2021				Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at March 31, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(40,619,018)	$11,919,634

Net (Loss) for the three months ended June 30, 2021						(778,454)	(778,454)
Balance at June 30, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(41,397,472)	$11,141,181

	For the three months ended June 30, 2020				Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at March 31, 2020	63,750	$638	16,689,635	$166,896	$49,036,715	$(40,879,982)	$8,324,265

Equity Compensation					114,293		114,293
Warrants and Options Exercised			29,440	294	63,206		63,500
Net Income for the three months ended June 30, 2020						3,656,916	3,656,916
Balance at June 30, 2020 (1)	63,750	$638	16,719,075	$167,191	$49,214,211	$(37,223,065)	$12,158,974

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flow From Operating Activities:
Net Income (Loss)	$(2,289,394)	$6,276,178
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	155,861	344,207
Amortization of Right of Use Asset	78,657	78,657
Amortization of Software Costs	20,950	20,950
Equity Compensation Expense	-	297,065
Value of Equity Issued for Services	228,000	48,000
Reserve for Bad Debt	360,000	55,000
Inventory Reserve	-	(100,000)
Gain Upon Debt Extinguishment	(414,583)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	376,409	(3,151,403)
Inventory	(1,394,464)	(307,829)
Prepaid Expenses	33,034	(70,318)
Vendor Deposits	364,488	(427,547)
Other Receivables	198,951	-
Other Assets	(181,128)	(188,396)
Increase (Decrease) in:
Accounts Payable	32,702	2,299,610
Accrued Expenses	70,538	318,406
Accrued Interest	-	(66,667)
Customer Deposits	(77,053)	32,040
Lease Liability	(74,990)	(72,806)

Net Cash Provided (Used) in Operating Activities	(2,512,020)	5,385,149

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(45,807)	-
Purchase of Property and Equipment	(152,602)	(46,012)
Net Cash (Used) in Investing Activities	(198,408)	(46,012)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flow From Financing Activities:
Proceeds from Exercise of Warrants and Options	-	121,000
Proceeds from Loan Payable	-	410,700
Repayment of Principal Balance on Convertible Note	-	(500,000)
Net Cash Provided By Financing Activities:	-	31,700
Increase (Decrease) In Cash and Cash Equivalents	(2,710,429)	5,370,837
Cash and Cash Equivalents - Beginning	5,198,842	897,223
Cash and Cash Equivalents – Ending	$2,488,413	$6,268,060

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$107,356
Cash Paid for Income Taxes	$75,000	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$-	$27,189
Conversion of Note Payable into Common Stock	$-	$4,500,000
Equipment, net Transferred to Inventory	$-	$36,256
Patent and trademark costs reclassified from Other Assets	$67,890	$-

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

Our products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, universities and research facilities, vivarium labs, other service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, prisons, and athletic facilities. Our products are also used in single-family homes and multi-unit residences. Additionally, our products have been listed on the EPA’s List N as products that help combat COVID-19 and are actively being used for this purpose.

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

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and six months ended June 30, 2021 was approximately $303,000 and $418,000, respectively. Bad debt expense for the three and six months ended June 30, 2020 was approximately $48,000 and $73,000, respectively.

At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $750,000 and $390,000, respectively.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of June 30, 2021 and December 31, 2020, respectively.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and six months ended June 30, 2021 and 2020 was $10,475 and $20,950, respectively.

Accounts Payable

As of June 30, 2021, two vendors accounted for approximately 58% of accounts payable. As of December 31, 2020, two vendors accounted for approximately 32% of accounts payable.

For the three and six months ended June 30, 2021, two vendors accounted for 73% and 68% of cost of sales, respectively. For the three and six months ended June 30, 2020, two vendors accounted for 78% and 80% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2021, and December 31, 2020, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2021 and December 31, 2020. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of June 30, 2021 consisted of 1,849,133 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of June 30, 2020 consisted of 1,712,084 shares of common stock issuable upon exercise of outstanding warrants, 101,250 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 2.0 million and 2.2 million shares of common stock were outstanding at June 30, 2021 and December 31, 2020, respectively, but were excluded from the computation of diluted net loss per share at June 30, 2021 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended June 30, (Unaudited)
	2021	2020
Net Income (Loss)	$(778,454)	$3,656,916
Adjustments for convertible debt - as converted
Interest on convertible debt	-	-
Net income (loss) attributable to common shareholders	$(778,454)	$3,656,916
Weighted average number of shares of common stock outstanding:
Basic	16,811,513	16,692,675
Diluted	16,811,513	18,569,760
Net income (loss) attributable to common shareholders per share:
Basic	$(0.05)	$0.22
Diluted	$(0.05)	$0.20

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended June 30, (Unaudited)
	2021	2020
Numerator:
Net Income (Loss)	$(778,454)	$3,656,916
Denominator:
Basic weighted-average shares	16,811,513	16,692,675
Effect of dilutive securities
Warrants	-	1,712,084
Convertible Debt	-	-
Options	-	101,250
Preferred Stock	-	63,750
Diluted Weighted Average Shares	16,811,513	18,569,760
Net Income (Loss) Per Common Share:
Basic	$(0.05)	$0.22
Diluted	$(0.05)	$0.20

Note: Warrants, options and preferred stock for the three months ended June 30, 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$(1,193,230)	$3,656,660
Basic and Diluted Weighted Average Shares:
Basic	16,811,513	16,692,675
Diluted	16,811,513	18,569,760
Basic and Diluted Income (loss) Per Common Share:
Basic	$(0.07)	$0.22
Diluted	$(0.07)	$0.20

	For the Six Months Ended June 30, (Unaudited)
	2021	2020
Net Income (Loss)	$(2,289,394)	$6,276,178
Adjustments for convertible debt - as converted
Interest on convertible debt	-	40,689
Net income (loss) attributable to common shareholders	$(2,289,394)	$6,316,867
Weighted average number of shares of common stock outstanding:
Basic	16,784,737	16,271,514
Diluted	16,784,737	18,148,598
Net income (loss) attributable to common shareholders per share:
Basic	$(0.14)	$0.39
Diluted	$(0.14)	$0.35

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Six Months Ended June 30, (Unaudited)
	2021	2020
Numerator:
Net Income (Loss)	$(2,289,394)	$6,276,178
Denominator:
Basic weighted-average shares	16,784,737	16,271,574
Effect of dilutive securities
Warrants	-	1,712,084
Convertible Debt	-	-
Options	-	101,250
Preferred Stock	-	63,750
Diluted Weighted Average Shares	16,784,737	18,148,598
Net Income (Loss) Per Common Share:
Basic	$(0.14)	$0.39
Diluted	$(0.14)	$0.35

Note: Warrants, options and preferred stock for the six months ended June 30, 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Income (loss) from Operations Data:

Income (Loss) from Operations	$(2,703,562)	$6,316,069
Basic and Diluted Weighted Average Shares
Basic	16,784,737	16,271,574
Diluted	16,784,737	18,148,598
Basic and Diluted Income (loss) Per Common Share
Basic	$(0.16)	$0.39
Diluted	$(0.16)	$0.35

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2021	2020
SteraMist Product	$1,026,000	$9,235,000
Service and Training	440,000	793,000
Total	$1,466,000	$10,028,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2021	2020
United States	$1,184,000	$8,392,000
International	282,000	1,636,000
Total	$1,466,000	$10,028,000

Product and Service Revenue

	For the six months ended June 30, (Unaudited)
	2021	2020
SteraMist Product	$2,673,000	$15,880,000
Service and Training	866,000	1,202,000
Total	$3,539,000	$17,082,000

Revenue by Geographic Region

	For the six months ended June 30, (Unaudited)
	2021	2020
United States	$2,989,000	$11,961,000
International	550,000	5,121,000
Total	$3,539,000	$17,082,000

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

Contract Balances

As of June 30, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the six months ended June 30, 2021 and 2020, we issued 50,000 shares of fully vested common stock, respectively, pursuant to the 2016 Plan to our directors.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2021 and 2020.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2021 were approximately $140,000 and $406,000, respectively. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2020 were approximately $53,000 and $99,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and six months ended June 30, 2021, research and development expenses were approximately $206,000 and $401,000, respectively. For the three and six months ended June 30, 2020, research and development expenses were approximately $141,000 and $201,000, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020

Finished goods	$4,753,759	$3,404,025
Raw Materials	422,220	377,490
	$5,175,979	$3,781,515

NOTE 4. VENDOR DEPOSITS

At June 30, 2021 and December 31, 2020, we maintained vendor deposits of $24,224 and $388,712, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020

Furniture and fixtures	$357,236	$357,236
Equipment	1,614,751	1,580,743
Vehicles	60,703	60,703
Computer and software	214,860	203,704
Leasehold improvements	386,120	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	107,439	-
	3,146,109	2,993,507
Less: Accumulated depreciation	1,866,017	1,695,404
	$1,280,092	$1,298,103

For the three and six months ended June 30, 2021, depreciation was $69,990 and $151,016, respectively. For the three and six months ended June 30, 2020, depreciation was $78,950 and $157,513, respectively. For the three and six months ended June 30, 2021 and 2020, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

As of June 30, 2021, we had capitalized costs in progress not yet placed into service in connection with tooling and molds pursuant to ASC 340-10.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $2,422 and $4,845 for the three and six months ended June 30, 2021, respectively. Amortization expense was $93,347 and $186,694 for the three and six months ended June 30, 2020, respectively.

Definite life intangible assets consist of the following:

	June 30, 2021 (Unaudited)	December 31, 2020

Intellectual Property and Patents	$3,054,259	$3,000,012
Less: Accumulated Amortization	2,861,836	2,856,991
Patents, net	$192,423	$143,021

Indefinite life intangible assets consist of the following:

Trademarks	639,345	579,895

Total Intangible Assets, net	$831,768	$722,916

Approximate future amortization is as follows:

Year Ended:	Amount

July 1 – December 31, 2021	$6,000
December 31, 2022	13,000
December 31, 2023	13,000
December 31, 2024	13,000
December 31, 2025	13,000
Thereafter	134,000
$192,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Operating lease right-of-use asset	$608,111	$631,527
Liabilities:
Current Portion of Long-Term Operating Lease	$86,391	$81,223
Long-Term Operating Lease, Net of Current Portion	908,677	953,190
	$995,067	$1,034,413

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended June 30, 2021 (Unaudited)	For the Three Months Ended June 30, 2020 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Six Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2020 (Unaudited)

Operating lease expense	$78,657	$78,657

Other information related to leases where we are the lessee is as follows:

	June 30, 2021 (Unaudited)	December 31, 2020
Weighted-average remaining lease term:
Operating leases	7.75 years	8.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended June 30, 2021 (Unaudited)	For the Three Months Ended June 30, 2020 (Unaudited)

Cash paid for amounts included in the measurement of lease liabilities:	$38,049	$36,941

	For the Six Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2020 (Unaudited)

Cash paid for amounts included in the measurement of lease liabilities:	$74,990	$72,806

As of June 30, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
July 1 – December 31, 2021	$76,098
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
Thereafter	575,131
Total minimum lease payments	1,302,290
Less: Interest	307,223
Present value of lease obligations	995,067
Less: Current portion	86,391
Long-term portion of lease obligations	$908,677

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020

Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(94,278)	(73,327)
	$31,426	$52,377

Amortization expense for the three and six months ended June 30, 2021 was $10,475 and $20,950, respectively. Amortization expense for the three and six months ended June 30, 2020 was $10,475 and $20,950, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $62,677 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of June 30, 2021. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and six months ended June 30, 2021 was $3,482 and $6,964, respectively. Amortization expense for the three and six months ended June 30, 2020 was $0.

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

Reverse Stock Split

On September 9, 2020, the Board approved a reverse stock split of our common stock and our Convertible Series A Preferred Stock, in each case, at a ratio of 1-for-8 and without any change to the respective par value thereof (the “Reverse Stock Split”), and, on September 10, 2020, we filed an Articles of Amendment to our Articles of Incorporation with the Department of State of the State of Florida to effect the Reverse Stock Split. The Reverse Stock Split became effective as of September 10, 2020. All per-share and share amounts have been retroactively restated in this Quarterly Report on Form 10-Q for all periods presented to reflect the reverse stock split.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2021 and December 31, 2020, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2021 and December 31, 2020, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

In January 2020, we issued 50,000 shares of fully vested common stock valued at $48,000 to members of our Board (see Note 12).

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

In January 2021, we issued 50,000 shares of common stock valued at $228,000 to members of our Board (see Note 12).

Stock Options

 There were no options granted for the six months ended June 30, 2021.

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

The following table summarizes stock options outstanding as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	132,500	$2.72	77,500	$2.56
Granted	-	-	62,500	3.96
Exercised	-	-	(2,500)	0.40
Expired	-	-	(5,000)	16.80
Outstanding, end of period	132,500	$2.72	132,500	$2.72

Options outstanding and exercisable by price range as of June 30, 2021 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	3.60	27,500	$0.80
$0.88	31,250	2.51	31,250	$0.88
$0.96	25,000	2.52	25,000	$0.96
$2.16	5,000	3.51	5,000	$2.16
$4.40	12,500	4.60	12,500	$4.40
$7.06	31,250	4.25	31,250	$7.06

	132,500	3.39	132,500	$2.72

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

In April 2020 we issued a warrant to purchase 12,500 shares of common stock to the CEO at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $49,693 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the CEO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

In April 2020 we issued a warrant to purchase 6,250 shares of common stock to the COO at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the COO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

In April 2020 we issued a warrant to purchase 6,250 shares of common stock to the CFO at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the CFO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

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

On February 11, 2021, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 125,000 shares of TOMI common stock, par value $0.01 (the “Common Stock”), issued by TOMI to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and a director on TOMI’s board of directors, on February 11, 2014 (the “Warrant”), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI’s board of directors. The $314,500 charge in connection with the warrant amendment has been included in General and Administrative expenses for the six months ended June 30, 2021.

The following table summarizes the outstanding common stock warrants as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,049,133	$2.55	2,155,065	$3.12
Granted	-	-	585,447	4.97
Exercised	-	-	(76,796)	(2.77)
Expired	(200,000)	(2.94)	(614,583)	(6.40)
Outstanding, end of period	1,849,133	$2.65	2,049,133	$2.55

Warrants outstanding and exercisable by price range as of June 30, 2021 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	2.40	31,250	$0.64
$0.80	158,125	2.26	158,125	$0.80
$0.96	473,958	1.44	473,958	$0.96
$1.12	6,250	2.80	6,250	$1.12
$1.20	175,000	3.38	175,000	$1.20
$1.36	1,250	1.32	1,250	$1.36
$2.16	31,250	0.50	31,250	$2.16
$2.32	523,061	0.66	523,061	$2.32
$2.40	12,500	0.25	12,500	$2.40
$2.56	31,250	0.25	31,250	$2.56
$4.00	28,750	8.82	28,750	$4.00
$6.95	375,000	9.25	375,000	$6.95
$8.40	1,488	2.13	1,488	$8.40
	1,849,133	3.15	1,849,133	$2.65

There were no unvested warrants outstanding as of June 30, 2021.

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

Product Liability

As of June 30, 2021 and December 31, 2020, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations. The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic. During the first half of 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects. It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in the remainder of 2021, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

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

For the six months ended June 30, 2020, we issued an aggregate of 50,000 shares of common stock that were valued at $48,000 to members of our Board.

For the six months ended June 30, 2021, we issued an aggregate of 50,000 shares of common stock that were valued at $228,000 to members of our Board.

Manufacturing Agreement

In June 2020 we entered into a manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount
July 1 - December 31, 2021	$-
December 31, 2022	30,000
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
$90,000

Other Agreements

TOMI Service Network (“TSN”) is a national service network composed of existing full-service restoration industry specialists that have entered initially into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements originally granted protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of June 30, 2021, we have 201 network companies in TSN. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. There is no exclusivity in our TSN network.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2021 (Unaudited)	December 31, 2020

Commissions	$132,183	$151,709
Payroll and related costs	237,233	84,000
Director fees	41,250	41,250
Sales Tax Payable	(3,436)	9,784
Income Taxes Payable (Note 16)	2,000	77,000
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	91,272	70,106
Total	$568,502	$501,849

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

The following table presents warranty reserve activities at:

	June 30, 2021 (Unaudited)	December 31, 2020

Beginning accrued warranty costs	$68,000	$30,000
Provision for warranty expense	3,762	101,041
Settlement of warranty claims	(3,762)	(63,041)
Ending accrued warranty costs	$68,000	$68,000

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

In May of 2021, the loan principal and related interest was forgiven and we recognized a gain upon debt extinguishment in our statement of operations in the amount of $414,583 for the six months ended June 30, 2021.

NOTE 16. INCOME TAXES

For the three and six months ended June 30, 2021 and 2020, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of June 30, 2021 and December 31, 2020, we recorded a valuation allowance of $4,170,000 and $3,530,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 17. CUSTOMER CONCENTRATION

Two customers accounted for 29% of our revenue for the three months ended June 30, 2021. We had no customers/distributor whose revenue individually represented 10% or more of our total revenue for the six months ended June 30, 2021.

One customer/distributor accounted for 13% of net revenue for the six months ended June 30, 2020.

We had three customers/distributors that accounted for 42% of accounts receivable as of June 30, 2021. Three customers/distributors accounted for 36% of accounts receivable as of December 31, 2020.

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

Quarterly Highlights

Business Update

As we exited 2020 and began 2021, the Company refocused its core customers, product development and market penetration. As a result of the global COVID-19 pandemic, we experienced an increase of demand for our products and introduction to a new set of customers, which was beneficial to the Company as it brought awareness to all of our product offerings and opened the door to a new customer base. These customers, mainly in our TOMI Service Network (TSN) and Commercial division, were initially looking for products that would aid in their ability to keep their businesses open as companies provided essential services. As the customer base expanded, we worked with them to evaluate our current products as well as exploring new product offerings to meet our customer needs. Our customers have requested a more mobile and lighter weight product and Tomi has introducing the SteraPak. The TOMI Research & Development department has done a tremendous job the past few quarters on the development, testing, and validation of multiple new products. In addition to the SteraPak, TOMI will be releasing the SteraMist Select Plus and the SteraMist Transport CES (Custom Engineered System).

As the quarantines continued and more businesses were closed, the Company saw a slowdown in demand for products from our customers. This slowdown continued throughout Q2 2021, primarily because certain customers in the Hospital-HealthCare, TOMI Service Network, and Commercial divisions, have deemphasized the need for disinfection equipment such as SteraMist as compared to the same time last year following the initial surge of the COVID-19 pandemic. As the COVID vaccine are distributed, some of our customers are evaluating the necessity of deep cleaning and in some cases no longer consider it a priority and are evaluating the on-going decontamination and disinfecting processes. Nonetheless, TOMI and its current customers who have been using SteraMist believe that disinfection products will be critical in post-COVID environment, and we continue to educate our current and potential customer base on the capabilities of our products.

As stated, our existing life sciences customers closed early last year due to COVID and remained closed into 2021. Starting early 2021, the Life Sciences customers and potential opportunities quickly resumed. TOMI is working with the appropriate departments to get approvals for existing purchase orders for Environment Systems throughout existing and new Life Sciences clients with purchase orders in the six-figure range.

Product Development

As many industrial companies are reducing R&D and capital expenditures spending due to the economic impact of the pandemic, we are moving ahead with many new products in development. In 2021, we intend to increase capital expenditures (CapEx) and operating expenditures (OpEx) including development of new products, services and process technologies to sharpen our competitive advantage. In addition, we intend to expand our commercial service location to meet the expanding needs of our customers.

The second half of 2020 showed us that our customers prefer a lower cost disinfection device like electrostatic sprayers (ESS), even if it provides the end-user with less efficacy and the potential of causing damage to its personal property and delicate equipment which were dangerous and causing explosions with many resulting in fires. To respond to our customer demands of a lower cost and more versatile product, we developed a Backpack (SteraPak) solution that includes our award winning 6-log and above kill technology and speed without the damage to space and materials. We expect our SteraPak to be competitively priced and open SteraMist to the largest cleaning market in the world-members of ISSA (International Sanitary Supply Association) and its divisions IEHA (Integrated Environment and Health Assessment) and EMEA (Europe, Middle East & Africa). These organizations have historically been price conscious and were resistant early on to our SteraMist pricing of our professional decontamination equipment (SteraMist Surface and Environment Unit). We plan to introduce our new innovative SteraPak globally in the third quarter 2021.

Other new products that have been incorporated into our product line include the Select Plus, which is a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will allow for enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The Transport CES has been designed for the transportation market, specifically ambulances. The Transport CES is a simple timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. The implementation of this product and our patented non-corrosive iHP technology should replace the number one competitor in this marketplace, which uses an extremely harsh chemical.

Many of our customers are waiting for the release and demonstration of these new products, especially the SteraPak. All SteraMist systems will remain important to the marketplace as they are designed for specific needs and budgets. The Select Surface Unit perform most of the functionality that the Plus offers and is priced at a lower cost, although Select Plus will provide additional options that are appealing to certain customers, such as laboratory and pharmaceutical. The SteraPak is a more cost-effective product and designed for small areas, crawl spaces, and quick disinfection. In contrast, the Surface Unit is able to provide longer and more sustained disinfection covering larger areas during one treatment. There are many new and existing clients that are interested in the SteraPak due to the cost and mobility.

These new products and service introductions can significantly impact net sales, cost of sales and operating expenses. The timing of product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new inventory following a product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction domestically and internationally.

Despite lower revenues for the quarter, the Company, its new product launches, and each division remain resilient.

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

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our newly soon to be released SteraPak, among other product lines will allow us to progress further into market share, specifically for our Hospital-HealthCare, Life Sciences, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems (CES), routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of industry requiring or requesting SteraMist® disinfection decontamination.

Divisions

Hospital-Healthcare

The SteraMist® line of products, specifically the SteraMist® Surface Unit and SteraMist® Total Disinfection Cart, are our main solutions to aid our Hospital-HealthCare customers in providing high quality of safety to their patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility. TOMI’s latest product, the SteraPak, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a more mobile solution.

Our team of technicians and representatives train, maintain, and service capital equipment throughout the world for our Hospital-HealthCare customers. As our Training and Implementation department expands, we expect continued growth and purchases in our Hospital-HealthCare division. TOMI provides protocol development and implementation of SteraMist® as it is critical in the healthcare setting. During 2020 the use of our SteraMist® in such campuses increased due to our comprehensive training for their day and night shift maintenance and housekeeping departments. By late 2021, we anticipate annual comparison case studies from many of these facilities who were onboarded in 2020, which may show lower transmission infection rates in COVID, Clostridium difficile Spores and overall, HAI cases.

UCLA recently completed a successful collection of critical data for the Shield Study. The Shield Study is a multi-year study comparing SteraMist with manual clean. The Study was conducted by multiple well-established hospitals. Initial findings have been positive regarding ease of use, overall efficacy, and quick turnaround time of patient rooms. TOMI looks forward to announcing the full results as soon as they are available to make public.

Life Sciences

The SteraMist® Environment System, Custom Engineered Systems (CES), the SteraMist® Select Surface Unit (Plus), SteraBox, 90 Degree Applicator and our iHP™ Corporate Service Division, are designed to be tailored to provide a complete solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

The pandemic halted capital equipment and service sales in our Life Sciences division and its verticals. As operations reconvene for these verticals, we are already seeing an increased demand from this division. Long term, ongoing projects and validations resumed, along with proposals and interest for our CES permanent decontamination room. As these are longer lead-time sales that can take months to design, build and implement., we expect installations to have impact to our results in late 2021 and into 2022.

Further, post COVID pandemic has brought some attention to the SteraMist product line, as our CES in Pfizer Missouri was recently showcased in a New York Times article as they featured their COVID vaccine processes. In addition, our iHP Corporate Service team treated one of four fill lines in a North Carolina pharmaceutical company that manufactures one of the COVID vaccines, with the remaining three lines set to be decontaminated in the future with SteraMist.

TOMI Service Network

The TOMI Service Network, or TSN, is an expansive network consisting of professionals throughout North America who are exclusively licensed and trained to use the SteraMist® products. With the purchase of SteraMist and joining TSN, TOMI trains and services a wide array of professional remediation companies in the use of SteraMist® throughout the TSN division. TSN allows for increased accessibility and brand awareness of iHP® services to facilities in need of local routine and emergency disinfection and decontamination.

The TOMI Service Network (TSN) division experienced greater impact from the COVID-19 pandemic quarter over quarter than any other division. We believe that cleaning protocols have changed permanently due to the COVID-19 pandemic, and our network is expected to play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services may have declined, but the education and support of such services that TOMI personnel provide to our members creates an advantage by maintaining strong business relationships while they service thousands of SteraMist customers, and the world returns to the new normal.

We also expect our SteraPak release to be an important factor for this market that will increase the new member onboarding number quarter over quarter moving forward. With the much-anticipated release of the SteraPak, the TSN should grow quarter over quarter.

Food Safety

Food Safety presents significant potential as an opportunity for substantial growth with continued product research and compliance testing. With the food safety industry in North America coming under closer scrutiny with the implementation and enforcement of new and established guidelines. This concentration has previously been approved by the USDA and FDA for direct food and crop application and will allow SteraMist® to expand use sites beyond food processing machinery, restaurants, and food contact areas. This will assist compliance with the newly established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada.

TOMI continues to work with premium companies in testing and validating SteraMist® technology in the Food Safety and seed industries. In 2021, we have made progress in enhancing brand awareness by promoting and marketing this division. We are receiving an increase in inquiries within the Food Safety division directly from these efforts.

With the global population explosion, we anticipate an increase in the demand for a mechanical way to disinfect our food supply. Every day there are news articles around the world pertaining to the contamination of food supply. The many published articles that the USDA in cooperation with TOMI have demonstrated that our technology offers a consistent alternative to the decade’s old chemical disinfection process. SteraMist will deliver more consistent and quicker results in all areas of our food supply- From Farm to Market, Processing to packaging and Storage to delivery. We plan on pursuing all these avenues. One of the most exciting is the elimination of fungus, virus, and bacteria contamination from seeds pre-packaging.

Commercial

Our Commercial division includes but is not limited to use sites such as aviation, airports, police and fire, prisons, manufacturing companies, automobile, military, cruise ships, shipping ports, preschool education, primary and secondary schools, colleges including dormitories, all modes of public and private transportation, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist® throughout their community.

In the second quarter of 2021, interest in SteraMist disinfection within the commercial division continued to remain high. We expect SteraPak to be a popular product for this division because customers are looking for a more cost-effective solution compared to the current disinfectants on the market. As quick and mobile disinfection solution is preferred in this industry, we believe that SteraPak can generate substantial customer interest and create sales opportunities.

As part of our marketing and sales strategy for our product portfolio, we are utilizing professionals that work in the digital selling space such as B2B & B2C verticals. We believe this strategy will provide us with greater global exposure and quicker sales cycle in all our verticals.

Business Highlights and Recent Events

Customers:

Globally, we have added approximately sixteen (16) new customers for the three months ended June 30, 2021. In the short term, we expect to see healthy demand for the SteraMist® products and services. While the initial outbreak of COVID-19 pandemic caused a surge in demand for the SteraMist® and subsequently declined as the pandemic is under control, we expect that customer demand for our products and services will continue at a more stabilized level, and we are building a team to address the post COVID-19 pandemic market opportunities.

Revenues:

We experienced a decline in our revenue for the three and six months ended June 30, 2021 when compared to the same period last year primarily because of an unsustainable spike due to increased demand caused by the onset of the COVID-19 pandemic in the first half of 2020. We were positioned well to respond to the pandemic related spike in demand due to our inventory levels and increased production capacity which led to substantial revenue growth in the first and second quarter of 2020.

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

We expect increased revenues in the second half of 2021 due to the marked interest in our new products, specifically our backpack solution ("SteraPak") across all verticals, especially hospital healthcare to replace the failed electrostatic sprayers at a similar price point, and from our service network members who have indicated interest in a portable SteraMist unit to add to their arsenal. Further, there has been an uptick in demand from our established life science customers for custom engineered systems with a portion of that revenue expected to be recognized in late 2021.

 We believe that we possess the best technologies in the world in the disinfection and decontamination space. This pandemic has provided us with the confidence to develop a clear strategy to manufacture what may be our best product portfolio to date. In addition, we continue to move our BIT technology closer to becoming the standard in disinfection and decontamination globally. This should lead to a greater market share, increased profitability, and capability strength.

Dangerous pathogens still exist “Disease X” and will exist long after we recover from this pandemic. While the United States and most of the world is currently recovering from the SARS CoV-2 coronavirus outbreak, there are many pathogens which are respiratory in nature that are still a looming threat, these cases are occurring globally to this day. SteraMist can mitigate and reduce the impact of the next pandemic as it has already proven during the outbreaks of Ebola, MERS and recently with SARS CoV-2 pandemic. The need for a speedy comprehensive mechanical disinfectant like SteraMist cannot be stressed enough and should be included as the new norm of cleaning. With all the unknown viruses and their variants in the world, preparedness is the most important measure to ensure your family and business survives.

2021 Events:

On May 18, 2021, Dr. Halden Shane presented at 16th annual Needham virtual technology and media conference while continuing to pursue and enhance SteraMist media presence across many platforms.

In May 2021, we provided an update on our partnership with AV8R Solutions, a SteraMist service provider and manufacturing representative with focus on aviation industry.

In June 2021, we announced the implementation of SteraMist technology in the fourth Catalent facility, and a planned expansion into a fifth location.

In June 2021, we joined the Russell Microcap Index at the conclusion of the 2021 Russell indexes annual reconstitution, effective June 28, 2021.

In June 2021, we received an order which secured a project to install an iHP Custom Engineered System (CES) in a pharmaceutical facility in Western Europe

In August 2021, we announced the launch of the SteraPak. We are currently taking deposits from customers for the product and expects to begin filling backlog orders in the third quarter of 2021. The Company expects to sell the SteraPak product through all divisions including Hospital-Healthcare, Life Sciences, TOMI Service Network (TSN), Food Safety, and Commercial.

As conferences and tradeshows are reopening in the second half of 2021 for companies to exhibit live, TOMI will be attending multiple shows across the country. It is critical for TOMI to perform live demonstrations to showcase the difference between our SteraMist iHP technology and our competitors. TOMI looks forward to making a large impact with live demonstrations of SteraMist disinfection technology throughout our multiple divisions.

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

We continue to work with our German aircraft partner and Boeing in a third-party test required for the aviation industry. We will incur no costs for this work as both testing partners are clients. We anticipate the testing will be completed in the third quarter of 2021.

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

We continue to work with the Virginia State University Agricultural Research Station and its partner, Arkema on a food safety pilot study based on novel, nonthermal, and environmentally friendly technology to control foodborne pathogens on industrial hemp seed and strawberry as representative model foods. The study will investigate the efficacy of aerosolized hydrogen peroxide in inactivating foodborne pathogens – determining the optimum treatment conditions on microbial and physical quality of the two model products. We anticipate the pilot to be completed by the third quarter of 2021.

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

As previously reported for a couple years, we have participated in a large multi-year federal funded study, known as the “SHIELD study”, that compares hospital manual cleaning to a SteraMist® mechanical cleaning. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and Clostridium difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. We are eager to report that enough data has been collected to complete the study in 2021, and we expect that data to be provided to the examiners with a published paper to soon follow.

Registrations & Intellectual Property (IP):

 Our portfolio includes more than twenty (20) Utility Patent applications worldwide for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution. Most recently, In July 2021, we were granted allowance for our utility patent in South Korea covering our SteraMist® BIT™ technology; and we also received our second allowance of a utility patent application in Israel for a system applying our technology. Furthermore, in Taiwan, we received allowance for our utility application covering a method of controlling the aerosol particle size used in our SteraMist® BIT™ technology; this is a new dimension of patent protection, which we are pursuing in Europe, China, Brazil, Australia, and many other countries. In addition, in June 2021, our Canadian patent was issued covering our decontamination technology. In the recent past, we have obtained two related US utility patents giving us protection of our technology until the year 2038, and we are pursuing further claims to additional capabilities in on-going US and worldwide patent applications.

We continue to prosecute utility patent applications in multiple countries which are all in the national stage for review under the patent prosecution highway for claims found novel and inventive by the international search authority. Once these are allowed, we will hold international patent rights for the inherited patents and our newly issued patents. We also have design patent protection for our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are engaged in the process of filing further design and utility patent applications both in the United States and internationally. In July 2021, our design patent for our decontamination cart was issued in the United States.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of July 23, 2021, we held a total of over two hundred trademarks (word and logo) registered or pending across the globe. TOMI registers marks in seven (7) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, and Class 40 for Chemical Decontamination and Manufacturing Services.

Financial Operations Overview

Our financial position as of June 30, 2021 and December 31, 2020, respectively, was as follows:

	June 30, 2021 Unaudited	December 31, 2020

Total shareholders’ equity	$11,141,000	$13,203,000
Cash and cash equivalents	$2,488,000	$5,199,000
Accounts receivable, net	$2,980,000	$3,717,000
Inventories	$5,176,000	$3,782,000
Prepaid expenses	$388,000	$421,000
Vendor Deposits	$24,000	$389,000
Other Receivables	$-	$199,000
Current liabilities	$2,231,000	$2,203,000
Long-term liabilities	$909,000	$1,364,000
Working Capital	$8,826,000	$11,503,000

During the six months ended June 30, 2021, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $2,512,000.
•	Net cash used in investing activities $198,000.
•	Gain upon debt extinguishment of $415,000

Results of Operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue, Net	$1,466,000	$10,028,000	$(8,562,000)	-85%	$3,539,000	$17,082,000	$(13,543,000)	-79%
Gross Profit	942,000	5,565,000	(4,623,000)	-83%	2,177,000	10,053,000	(7,876,000)	-78%
Total Operating Expenses (1)	2,135,000	1,908,000	227,000	12%	4,881,000	3,737,000	1,144,000	31%
Income (Loss) from Operations	(1,193,000)	3,657,000	(4,850,000)	NM	(2,704,000)	6,316,000	(9,020,000)	NM
Total Other Income (Expense)	415,000	-	415,000	NM	414,000	(40,000)	454,000	NM
Net Income (Loss)	$(778,000)	$3,657,000	$(4,435,000)	NM	$(2,289,000)	$6,276,000	$(8,566,000)	NM
Basic Net Income (Loss) per share	$(0.05)	$0.22	$(0.27)	NM	$(0.14)	$0.39	$(0.53)	NM
Diluted Net Income (Loss) per share	$(0.05)	$0.20	$(0.25	NM	$(0.14)	$0.35	$(0.49)	NM

(1)

Includes $0 and $114,000 in non-cash equity compensation expense for the three months ended June 30, 2021 and 2020, respectively. Includes $0 and $297,000 in non-cash equity compensation expense for the six months ended June 30, 2021 and 2020, respectively.

(2)	NM – Not Meaningful

Sales and Revenue

Total revenue for the three months ended June 30, 2021 and 2020, was $1,466,000 and $10,028,000, respectively, representing a decrease of $8,562,000, or 85% compared to the same prior year period.  For the six months ended June 30, 2021 and 2020, our total revenue was $3,539,000 and $17,082,000, respectively, representing a decrease of $13,543,000, or 79% compared to the same prior year period.

We experienced a decline in our revenue for the three and six months ended June 30, 2021 as compared to the same prior year periods primarily due to the significant increase of demand caused by the onset of COVID-19 pandemic in the first half of 2020.  We were positioned well to respond to the pandemic related spike in demand due to our inventory levels and increased production capacity, which led to substantial revenue growth in the first and second quarter of 2020.   However, during the second half of 2020 and early 2021, many of our established vertical clients were closed or required to reduce operation due to the impact of COVID-19 pandemic on their businesses.  The markets that were negatively affected included our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies globally. In addition, the healthcare industry has shifted virtually all of its focus and resources in response to the pandemic and therefore substantially reduced elective surgical and clinical related services, resulting in limited non-essential onsite personnel.  These trends made it more difficult for us to demo our equipment and execute our sales and marketing strategies.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

Product and Service Revenue

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
SteraMist Product	$1,026,000	$9,235,000	$(8,209,000)	-89%	$2,673,000	$15,880,000	$(13,207,000)	-83%
Service and Training	440,000	793,000	(353,000)	-45%	866,000	1,202,000	(336,000)	-28%
Total	$1,466,000	$10,028,000	$(8,562,000)	-85%	$3,539,000	$17,082,000	$(13,543,000)	-79%

SteraMist product-based revenues for the three months ended June 30, 2021 and 2020, were $1,026,000 and $9,235,000, representing a decrease of ($8,209,000) or (89%) when compared to the same prior year period. Product based revenues for the six months ended June 30, 2021 and 2020, were $2,673,000 and $15,880,000, representing a decrease of ($13,207,000) or (83%) when compared to the same prior year period.

Our service-based revenue for the three months ended June 30, 2021 and 2020, was $440,000 and $793,000, respectively, representing a year over year decrease of (45%). For the six months ended June 30, 2021 and 2020, our service-based revenue was $866,000 and $1,202,000, representing a decrease of ($336,000) or (28%) when compared to the same prior period in 2020.

Revenue by Geographic Region

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
United States	$1,184,000	$8,392,000	$(7,208,000)	-86%	$2,989,000	$11,961,000	$(8,972,000)	-75%
International	282,000	1,636,000	(1,354,000)	-83%	550,000	5,121,000	(4,571,000)	-89%
Total	$1,466,000	$10,028,000	$(8,562,000)	-85%	$3,539,000	$17,082,000	$(13,543,000)	-79%

Our domestic revenue for the three months ended June 30, 2021 and 2020 was $1,184,000 and $8,392,000, respectively, a decrease of ($7,208,000), or (86%) when compared to the same prior year period. For the six months ended June 30, 2021 and 2020, our domestic revenues were $2,989,000 and $11,961,000, representing a decrease of ($8,972,000) or (75%.)

Internationally, our revenue for the three months ended June 30, 2021 and 2020, was approximately $282,000 and $1,636,000, respectively, representing a decrease of ($1,354,000) or (83%) when compared to the second quarter of 2020. For the six months ended June 30, 2021 and 2020, our international revenues were $550,000 and $5,121,000, representing a decrease of ($4,571,000) or (89%.)

Cost of Sales

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of Sales	$524,000	$4,464,000	$(3,940,000)	-88%	$1,362,000	$7,029,000	$(5,667,000)	-81%

Cost of sales was $524,000 and $4,464,000 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $3,940,000, or 88%, compared to the prior year. The primary reason for the decline in cost of sales is attributable to lower revenue in the current quarter. Our gross profit as a percentage of sales for the three months ended June 30, 2021 was 64.3% compared to 55.5% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Cost of sales was $1,362,000 and $7,029,000 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $5,667,000, or 81%, compared to the prior year. The primary reason for the decline in cost of sales is attributable to lower revenue in the current quarter. Our gross profit as a percentage of sales for the six months ended June 30, 2021 was 61.5% compared to 58.9% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales. As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Professional Fees	$107,000	$55,000	$52,000	95%	$280,000	$191,000	$89,000	47%

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $107,000 and $55,000 for the three months ended June 30, 2021 and 2020, respectively, an increase of approximately $52,000, or 95%, in the current year period. The increase is attributable to additional professional fees in connection with the maintenance of our intellectual property.

Professional fees were $280,000 and $191,000 for the six months ended June 30, 2021 and 2020, respectively, an increase of approximately $89,000, or 47%, in the current year period. The increase is attributable to additional professional fees in connection with the maintenance of our intellectual property.

Depreciation and Amortization

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Depreciation and Amortization	$72,000	$172,000	$(100,000)	-58%	$156,000	$344,000	$(188,000)	-55%

Depreciation and amortization were approximately $72,000 and $172,000 for the three months ended June 30, 2021 and 2020, respectively, representing a decrease of $100,000, or 58%. The decline is due to intangible assets that became fully amortized in 2020 which has led to a lower amortization expense in the current year period.

Depreciation and amortization were approximately $156,000 and $344,000 for the six months ended June 30, 2021 and 2020, respectively, representing a decrease of $188,000, or 55%. The decline is due to intangible assets that became fully amortized in 2020 which has led to a lower amortization expense in the current year period.

Selling Expenses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Selling Expenses	$335,000	$389,000	$(54,000)	-14%	$810,000	$767,000	$43,000	6%

Selling expenses for the three months ended June 30, 2021 were approximately $335,000, as compared to $389,000 for the quarter ended June 30, 2020, representing a decrease of approximately $54,000 or 14%. The decline is selling expense is due to the reduced revenue and lower sales commissions.

Selling expenses for the six months ended June 30, 2021 were approximately $810,000, as compared to $767,000 for the six months ended June 30, 2020, representing an increase of approximately $43,000 or 6%. The increase in selling expense is attributable to a higher employee headcount and the related increase in payroll. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers.

Research and Development

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Research and Development	$206,000	$141,000	$65,000	46%	$401,000	$201,000	$200,000	100%

Research and development expenses for the three months ended June 30, 2021 were approximately $206,000, as compared to $141,000 for the quarter ended June 30, 2020, representing an increase of approximately $65,000, or 46%.

Research and development expenses for the six months ended June 30, 2021 were approximately $401,000, as compared to $201,000 for the six months ended June 30, 2020, representing an increase of approximately $200,000, or 100%.

The increase in research and development expenses is attributable to new product development and increased testing.

Equity Compensation Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Equity Compensation Expense	$-	$114,000	$(114,000)	-100%	$-	$297,000	$(297,000)	-100%

Equity compensation expense was $0 and $114,000 for the three months ended June 30, 2021 and 2020, respectively, representing a decrease of $114,000.

Equity compensation expense was $0 and $297,000 for the six months ended June 30, 2021 and 2020, respectively, representing a decrease of $297,000.

The decrease in equity compensation expense relates to the timing of warrants and options issued to executives and consultants in 2020.

Consulting Fees

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Consulting Fees	$96,000	$70,000	$26,000	37%	$202,000	$151,000	$51,000	34%

Consulting fees were $96,000 and $70,000 for the three months ended June 30, 2021 and 2020, respectively, representing an increase of $26,000, or 37%, in the current quarter period.

Consulting fees were $202,000 and $151,000 for the six months ended June 30, 2021 and 2020, respectively, representing an increase of $51,000, or 34%, in the current period.

The increase is due to the timing of certain projects that occurred in the current year that did not occur in the same prior year period.

General and Administrative Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and Administrative	$1,319,000	$967,000	$352,000	36%	$3,032,000	$1,785,000	$1,247,000	70%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

General and administrative expense was $1,319,000 and $967,000 for the three months ended June 30, 2021 and 2020, respectively, an increase of $352,000, or 36%, in the current period.

General and administrative expense was $3,032,000 and $1,785,000 for the six months ended June 30, 2021 and 2020, respectively, an increase of $1,247,000, or 70%, in the current period.

The increase in general and administrative expense is primarily attributable to a higher employee headcount and higher wages.

Other Income and Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Gain Upon Debt Extinguishment	415,000	-	415,000	NM	415,000	-	415,000	NM
Interest Income	-	1,000	(1,000)	NM	1,000	2,000	(1,000)	NM
Interest Expense	-	(1,000)	1,000	NM	(1,000)	(41,000)	40,000	98%
Other Income (Expense)	$415,000	$-	$415,000	NM	$415,000	$(39,000)	$454,000	NM

Gain upon debt extinguishment of $415,000 in connection with the forgiveness of a loan payable.

Interest income was approximately $0 and $1,000 for the three months ended June 30, 2021 and 2020, respectively.

Interest income was approximately $1,000 and $2,000 for the six months ended June 30, 2021 and 2020, respectively.

Interest expense was $0 and $1,000 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense was $1,000 and $41,000 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $2,488,000 and working capital of $8,826,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the six months ended June 30, 2021, we incurred a loss from operations of ($2,704,000) and for the six months ended June 30, 2020, we generated income from operations of $6,316,000. Cash used in operations for the six months ended June 30, 2021, was ($2,512,000). Cash provided from operations was $5,385,000 for the six months ended June 30, 2020.

A breakdown of our statement of cash flows for the six months ended June 30, 2021 and 2020 is provided below:

	For the six months ended June 30,
	2021	2020
Net Cash Provided By (Used) in Operating Activities	$(2,512,000)	$5,385,000
Net Cash Used in Investing Activities	$(198,000)	$(46,000)
Net Cash Provided by Financing Activities:	$-	$32,000

Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was ($2,512,000), compared to cash provided by operations for the three months ended June 30, 2020 of $5,385,000. Our cash provided by operations declined in the current year period as a result of lower revenue and an increase in net loss.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 and 2020 was $198,000 and $46,000, respectively. The increase is attributable to fixed assets purchased in the year and capitalized patent and trademark costs.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 and 2020 was $0 and $32,000 respectively. The cash provided by financing activities in the prior year period was due to proceeds from the exercise of warrants and options in the amount of $121,000 and proceeds from a loan payable of $411,000 offset by the repayment of the principal balance of the convertible note of $500,000.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

•	global response to the COVID-19 pandemic and market demand for our products;
•	ramp up and expansion of our internal sales force and manufacturers’ representatives;
•	length of our sales cycle;
•	expansion into new territories and markets; and
•	timing of orders from distributors.

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

Management has taken and will endeavor to continue to take a number of actions in order to improve our results of operations and the related cash flows generated from operations in order to strengthen our financial position, including the following items:

•	expanding our label with the EPA to further our product registration internationally;
•	continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in all verticals;
•	Continue research and development and add new products to our “Stera” product line
•	source alternative lower-cost suppliers;
•	expansion of international distributors; and
•	continued growth in all of our verticals.

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

Contract Balances

As of June 30, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2021 and 2020.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 16, 2021	By:	/s/ Halden S. Shane
Halden S. Shane Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Nick Jennings
Nick Jennings Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+  Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act.

