Form 10-Q
period 2021-09-30
TOMI Environmental Solutions, Inc.
filed 2021-11-15
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

 or

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

As of November 10, 2021, the registrant had 19,680,955 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	September 30, 2021 (Unaudited)	December 31, 2020
Cash and Cash Equivalents	$5,662,745	$5,198,842
Accounts Receivable - net	3,528,034	3,716,701
Other Receivables	114,848	198,951
Inventories (Note 3)	4,788,204	3,781,515
Vendor Deposits (Note 4)	426,818	388,712
Prepaid Expenses	319,704	421,305
Total Current Assets	14,840,352	13,706,027

Property and Equipment – net (Note 5)	1,299,060	1,298,103

Other Assets:
Intangible Assets – net (Note 6)	829,345	722,916
Operating Lease - Right of Use Asset (Note - 7)	595,874	631,527
Capitalized Software Development Costs - net (Note 8)	20,951	52,377
Other Assets	486,623	358,935
Total Other Assets	1,932,793	1,765,755
Total Assets	$18,072,205	$16,769,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,126,221	$1,501,469
Accrued Expenses and Other Current Liabilities (Note 13)	655,341	501,849
Customer Deposits	80,059	118,880
Current Portion of Long-Term Operating Lease	89,059	81,223
Total Current Liabilities	1,950,680	2,203,421

Long-Term Liabilities:
Loan Payable (Note 15)	-	410,700
Long-Term Operating Lease, Net of Current Portion (Note 7)	885,252	953,190
Total Long-Term Liabilities	885,252	1,363,890
Total Liabilities	2,835,932	3,567,311

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at September 30, 2021 and December 31, 2020	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,680,955 and 16,761,513 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	196,810	167,615
Additional Paid-In Capital	56,922,855	52,142,399
Accumulated Deficit	(41,884,030)	(39,108,078)
Total Shareholders’ Equity	15,236,273	13,202,574
Total Liabilities and Shareholders’ Equity	$18,072,205	$16,769,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020 (1)	2021	2020

Sales, net	$2,204,569	$4,291,588	$5,743,549	$21,373,503
Cost of Sales	890,273	1,455,568	2,252,133	8,484,580
Gross Profit	1,314,296	2,836,021	3,491,415	12,888,924

Operating Expenses:
Professional Fees	117,654	227,560	397,928	418,516
Depreciation and Amortization	69,805	177,279	225,666	521,486
Selling Expenses	465,304	212,624	1,275,137	980,096
Research and Development	93,274	44,862	494,645	245,443
Equity Compensation Expense (Note 10)	-	10,621	-	307,686
Consulting Fees	63,805	75,204	265,588	226,454
General and Administrative	991,090	991,543	4,022,650	2,776,846
Total Operating Expenses	1,800,933	1,739,693	6,681,614	5,476,527
Income (loss) from Operations	(486,637)	1,096,328	(3,190,199)	7,412,397

Other Income (Expense):
Gain Upon Debt Extinguishment	-	-	414,583	-
Interest Income	79	762	698	2,347
Interest Expense	-	(790)	(1,034)	(42,266)
Total Other Income (Expense)	79	(28)	414,247	(39,919)

Income (loss) before income taxes	(486,558)	1,096,300	(2,775,952)	7,372,478
Provision for Income Taxes (Note 16)	-	77,000	-	77,000
Net Income (loss)	$(486,558)	$1,019,300	$(2,775,952)	$7,295,478

Net income (loss) Per Common Share
Basic	$(0.03)	$0.06	$(0.17)	$0.44
Diluted	$(0.03)	$0.05	$(0.17)	$0.40

Basic Weighted Average Common Shares Outstanding	16,843,045	16,741,622	16,805,145	16,429,360
Diluted Weighted Average Common Shares Outstanding	16,843,045	18,593,255	16,805,145	18,280,993

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2021

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,574

Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Common Stock Issued in Private Placement			2,869,442	28,694	4,552,957		4,581,651
Net (Loss) for the nine months ended September 30, 2021						(2,775,952)	(2,775,952)
Balance at September 30, 2021	63,750	$638	19,680,956	$196,808	$56,922,857	$(41,884,030)	$15,236,273

For the nine months ended September 30, 2020

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2020	63,750	$638	15,587,552	$155,876	$44,232,273	$(43,499,244)	$889,543

Equity Compensation					334,875		334,875
Common Stock Issued for Services Provided			50,000	500	47,500		48,000
Conversion of Notes Payable into Common Stock			1,041,667	10,417	4,489,583		4,500,000
Warrants and Options Exercised			66,796	668	182,832		183,500
Reverse stock split adjustment			2,499	25	(25)		-
Net Income for the nine months ended September 30, 2020						7,295,478	7,295,478
Balance at September 30, 2020	63,750	$638	16,748,513	$167,485	$49,287,039	$(36,203,766)	$13,251,396

(1) Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the three months ended September 30, 2021

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(41,397,472)	$11,141,180

Common Stock Issued in Private Placement			2,869,442	28,694	4,552,957		4,581,651
Net (Loss) for the three months ended September 30, 2021						(486,558)	(486,558)
Balance at September 30, 2021	63,750	$638	19,680,956	$196,808	$56,922,857	$(41,884,030)	$15,236,273

For the three months ended September 30, 2020

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2020	63,750	$638	16,719,075	$167,191	$49,214,210	$(37,223,065)	$12,158,974

Equity Compensation					10,621		10,621
Warrants and Options Exercised			26,940	269	62,230		62,499
Reverse stock split adjustment			2,499	25	(25)		-
Net Income for the three months ended September 30, 2020						1,019,300	1,019,300
Balance at September 30, 2020	63,750	$638	16,748,514	$167,485	$49,287,039	$(36,203,765)	$13,251,396

(1) Share amounts have been retroactively restated to reflect the Company’s reverse stock split, which was effected September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flow From Operating Activities:
Net Income (Loss)	$(2,775,952)	$7,295,478
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	225,666	521,486
Amortization of Right of Use Asset	117,986	117,986
Amortization of Software Costs	31,425	31,425
Equity Compensation Expense	-	307,686
Value of Equity Issued for Services	228,000	48,000
Reserve for Bad Debt	360,000	205,000
Inventory Reserve	-	(100,000)
Gain Upon Debt Extinguishment	(414,583)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(171,332)	(2,214,625)
Inventory	(1,006,689)	(1,923,030)
Prepaid Expenses	101,601	(189,095)
Vendor Deposits	(38,106)	(192,160)
Other Receivables	84,104	(157,487)
Other Assets	(195,579)	(354,991)
Increase (Decrease) in:
Accounts Payable	(375,248)	1,436,766
Accrued Expenses	157,377	288,508
Accrued Interest	-	(66,667)
Customer Deposits	(38,822)	-
Lease Liability	(113,039)	(109,747)

Net Cash Provided by (Used in) Operating Activities	(3,823,191)	4,944,535

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(45,807)	-
Purchase of Property and Equipment	(248,751)	(50,574)
Net Cash Used in Investing Activities	(294,557)	(50,574)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	4,581,651	-
Proceeds from Exercise of Warrants and Options	-	183,500
Proceeds from Loan Payable	-	410,700
Repayment of Principal Balance on Convertible Note	-	(500,000)
Net Cash Provided by Financing Activities:	4,581,651	94,200
Increase In Cash and Cash Equivalents	463,904	4,988,160
Cash and Cash Equivalents - Beginning	5,198,842	897,223
Cash and Cash Equivalents – Ending	$5,662,746	$5,885,383

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$107,356
Cash Paid for Income Taxes	$75,000	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$-	$27,189
Conversion of Note Payable into Common Stock	$-	$4,500,000
Equipment, net Transferred to Inventory	$-	$36,256
Patent and trademark costs reclassified from Other Assets	$67,890	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and humidity. Our solution is organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. Our business is organized into five divisions: Healthcare, Life Sciences, TOMI Service Network, Food Safety and Commercial.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TOMI and its wholly owned subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At September 30, 2021 and December 31, 2020 there were no cash equivalents (or cash equivalents consisted of money market, etc)

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three and nine months ended September 30, 2021 was approximately $93,000 and $511,000, respectively.  Bad debt expense for the three and nine months ended September 30, 2020 was approximately $153,000 and $226,000, respectively.

At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $750,000 and $390,000, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of September 30, 2021 and December 31, 2020, respectively.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales.  Amortization expense for the three and nine months ended September 30, 2021 and 2020, was $10,475 and $31,425, respectively.

Accounts Payable

As of September 30, 2021, one vendor accounted for approximately 25% of accounts payable.  As of December 31, 2020, two vendors accounted for approximately 32% of accounts payable.

For the three and nine months ended September 30, 2021, two vendors accounted for 55% and 60% of cost of sales, respectively. For the three and nine months ended September 30, 2020, two vendors accounted for 66% and 77% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2021, and December 31, 2020, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2021 and December 31, 2020. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of September 30, 2021 consisted of 3,424,771 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of September 30, 2020 consisted of 1,686,633 shares of common stock issuable upon exercise of outstanding warrants, 101,250 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.6 million and 2.2 million shares of common stock were outstanding at September 30, 2021 and December 31, 2020, respectively, but were excluded from the computation of diluted net loss per share at September 30, 2021 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended September 30, (Unaudited)
	2021	2020
Net Income (Loss)	$(486,558)	$1,019,300
Net income (loss) attributable to common shareholders	$(486,558)	$1,019,300
Weighted average number of shares of common stock outstanding:
Basic	16,843,045	16,741,622
Diluted	16,843,045	18,593,255
Net income (loss) attributable to common shareholders per share:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.05

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended September 30, (Unaudited)
	2021	2020
Numerator:
Net Income (Loss)	$(486,558)	$1,019,300
Denominator:
Basic weighted-average shares	16,843,045	16,741,622
Effect of dilutive securities
Warrants	-	1,686,633
Options	-	101,250
Preferred Stock	-	63,750
Diluted Weighted Average Shares	16,843,045	18,593,255
Net Income (Loss) Per Common Share:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.05

Note: Warrants, options and preferred stock for the three months ended September 30, 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

	For the Nine Months Ended September 30, (Unaudited)
	2021	2020
Net Income (Loss)	$(2,775,952)	$7,295,478
Adjustments for convertible debt - as converted
Interest on convertible debt	-	40,689
Net income (loss) attributable to common shareholders	$(2,775,952)	$7,366,167
Weighted average number of shares of common stock outstanding:
Basic	16,805,145	16,429,360
Diluted	16,805,145	18,280,993
Net income (loss) attributable to common shareholders per share:
Basic	$(0.17)	$0.45
Diluted	$(0.17)	$0.40

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Nine Months Ended September 30, (Unaudited)
	2021	2020
Numerator:
Net Income (Loss)	$(2,775,952)	$7,295,478
Denominator:
Basic weighted-average shares	16,805,145	16,429,360
Effect of dilutive securities
Warrants	-	1,686,633
Options	-	101,250
Preferred Stock	-	63,750
Diluted Weighted Average Shares	16,805,145	18,280,993
Net Income (Loss) Per Common Share:
Basic	$(0.17)	$0.44
Diluted	$(0.17)	$0.40

Note: Warrants, options and preferred stock for the nine months ended September 30, 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) ASC 606, Revenue from Contracts with Customers. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2021	2020
SteraMist Product	$1,657,000	$3,677,000
Service and Training	548,000	615,000
Total	$2,205,000	$4,292,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2021	2020
United States	$2,028,000	$3,446,000
International	177,000	846,000
Total	$2,205,000	$4,292,000

Product and Service Revenue

	For the nine months ended September 30, (Unaudited)
	2021	2020
SteraMist Product	$4,329,000	$19,557,000
Service and Training	1,415,000	1,817,000
Total	$5,744,000	$21,374,000

Revenue by Geographic Region

	For the nine months ended September 30, (Unaudited)
	2021	2020
United States	$5,017,000	$15,437,000
International	727,000	5,937,000
Total	$5,744,000	$21,374,000

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

Contract Balances

As of September 30, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The valuation methodology used to determine the fair value of options and warrants issued as compensation during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the nine months ended September 30, 2021 and 2020, we issued 50,000 shares of fully vested common stock, respectively, pursuant to the 2016 Plan to our directors.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2021 and 2020.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2021 were approximately $145,000 and $552,000, respectively. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2020 were approximately $56,000 and $156,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2021, research and development expenses were approximately $93,000 and $495,000, respectively. For the three and nine months ended September 30, 2020, research and development expenses were approximately $45,000 and $245,000, respectively.

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

18

NOTE 3. INVENTORIES

Inventories consist of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
Finished goods	$4,396,402	$3,404,025
Raw Materials	391,802	377,490
	$4,788,204	$3,781,515

NOTE 4. VENDOR DEPOSITS

At September 30, 2021 and December 31, 2020, we maintained vendor deposits of $426,818 and $388,712, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
Furniture and fixtures	$357,236	$357,236
Equipment	1,614,751	1,580,743
Vehicles	60,703	60,703
Computer and software	214,860	203,704
Leasehold improvements	386,120	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	203,589	-
	3,242,257	2,993,507
Less: Accumulated depreciation	1,943,198	1,695,404
	$1,299,060	$1,298,103

For the three and nine months ended September 30, 2021, depreciation was $67,383 and $218,398, respectively. For the three and nine months ended September 30, 2020, depreciation was $83,932 and $241,445, respectively. For the three and nine months ended September 30, 2021 and 2020, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

As of September 30, 2021, we had capitalized costs in progress not yet placed into service in connection with tooling and molds pursuant to ASC 340-10.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $2,422 and $7,268 for the three and nine months ended September 30, 2021, respectively. Amortization expense was $93,347 and $280,041 for the three and nine months ended September 30, 2020.

Definite life intangible assets consist of the following:

	September 30, 2021 (Unaudited)	December 31, 2020
Intellectual Property and Patents	$3,054,259	$3,000,012
Less: Accumulated Amortization	2,864,259	2,856,991
Patents, net	$190,000	$143,021

Indefinite life intangible assets consist of the following:

Trademarks	639,345	579,895

Total Intangible Assets, net	$829,345	$722,916

Approximate future amortization is as follows:

Year Ended:	Amount

October 1 – December 31, 2021	$3,000
December 31, 2022	13,000
December 31, 2023	13,000
December 31, 2024	13,000
December 31, 2025	13,000
Thereafter	135,000
$190,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	September 30, 2021 (Unaudited)	December 31, 2020

Assets:
Operating lease right-of-use asset	$595,874	$631,527
Liabilities:
Current Portion of Long-Term Operating Lease	$89,059	$81,223
Long-Term Operating Lease, Net of Current Portion	885,252	953,190
	$974,311	$1,034,413

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended September 30, 2021 (Unaudited)	For the Three Months Ended September 30, 2020 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Nine Months Ended September 30, 2021 (Unaudited)	For the Nine Months Ended September 30, 2020 (Unaudited)

Operating lease expense	$117,986	$117,986

Other information related to leases where we are the lessee is as follows:

	September 30, 2021 (Unaudited)	December 31, 2020

Weighted-average remaining lease term:
Operating leases	7.50 years	8.25 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended September 30, 2021 (Unaudited)	For the Three Months Ended September 30, 2020 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$38,049	$36,940

	For the Nine Months Ended September 30, 2021 (Unaudited)	For the Nine Months Ended September 30, 2020 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$113,049	$109,747

As of September 30, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
October 1 – December 31, 2021	$38,049
December 31, 2022	155,621
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
Thereafter	575,131
Total minimum lease payments	1,264,241
Less: Interest	289,930
Present value of lease obligations	974,311
Less: Current portion	89,059
Long-term portion of lease obligations	$885,252

21

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	September 30, 2021
	(Unaudited)	December 31, 2020
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(104,753)	(73,327)
Capitalized Software Development Costs - net	$20,951	$52,377

Amortization expense for the three and nine months ended September 30, 2021 was $10,475 and $31,425, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $10,475 and $31,425, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $62,677 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of September 30, 2021. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and nine months ended September 30, 2021 was $3,482 and $10,446, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $0.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2021 and December 31, 2020, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

In July 2020, 26,940 shares of common stock were issued in connection with the exercise of warrants for which we received proceeds of $62,500

In January 2021, we issued 50,000 shares of common stock valued at $228,000 to members of our Board (see Note 12).

In September 2021, we sold 2,869,442 shares of common stock through a registered direct offering and issued 1,434,721 warrants in a concurrent private placement.  We received net proceeds from the transaction of $4,581,651, after deducting the placement agent’s fees and other estimated offering expenses. The Warrants are exercisable at an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.  In addition, we issued 172,167 warrants to the placement agent which have a term of five years and an exercise price of $2.18.

Stock Options

There were no options granted for the nine months ended September 30, 2021.

In January 2020 we issued two options to purchase an aggregate of 31,250 shares of common stock to our Chief Operating Officer at an exercise price of $0.80 and $0.96 per share in satisfaction of accrued compensation. The options were valued at a total of $23,595 and have a term of 5 years. We utilized the Black-Scholes method to fair value the options received by the COO with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.64%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $0.72 and $0.80. The value of the stock option was included in accrued expenses at December 31, 2019.

The following table summarizes stock options outstanding as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	132,500	$2.72	77,500	$2.56
Granted	-	-	62,500	3.96
Exercised	-	-	(2,500)	0.40
Expired	-	-	(5,000)	16.80
Outstanding, end of period	132,500	$2.72	132,500	$2.72

Options outstanding and exercisable by price range as of September 30, 2021 were as follows:

Outstanding Options		Average Weighted Remaining Contractual	Exercisable Options
Range	Number	Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	3.45	27,500	$0.80
$0.88	31,250	2.26	31,250	$0.88
$0.96	25,000	2.27	25,000	$0.96
$2.16	5,000	3.25	5,000	$2.16
$4.40	12,500	4.35	12,500	$4.40
$7.06	31,250	4.00	31,250	$7.06
	132,500	3.14	132,500	$2.72

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

In January 2020 we issued a warrant to purchase 5,208 shares of common stock to an employee at an exercise price of $0.96 per share in satisfaction of accrued compensation. The warrant was valued at $3,594 and has a term of 5 years. We utilized the Black-Scholes model to fair value the warrant received by the employee with the following assumptions: volatility, 135%; expected dividend yield, 0%; risk free interest rate, 1.58%; and a life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.72. The value of the warrants was expensed in the fourth quarter of 2019 and included in accrued expenses at December 31, 2019.

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

In April 2020 we issued a warrant to purchase6,250 shares of common stock to the COO at an exercise price of $4.00 per share pursuant to an employment agreement. The warrant was valued at $24,846 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the COO with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

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

On February 11, 2021, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 125,000 shares of TOMI common stock, par value $0.01 (the “Common Stock”), issued by TOMI to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and a director on TOMI’s board of directors, on February 11, 2014 (the “Warrant”), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI’s board of directors.  The $314,500 charge in connection with the warrant amendment has been included in General and Administrative expenses for the nine months ended September 30, 2021.

In September 2021, we issued 1,434,721 warrants in a private placement in connection with the sale common stock through a registered direct offering.  The Warrants are exercisable at an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.  In addition, we issued 172,167 warrants to the placement agent which have a term of five years and an exercise price of $2.18.

The following table summarizes the outstanding common stock warrants as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,049,133	$2.55	2,155,065	$3.12
Granted	1,606,888	1.73	585,447	4.97
Exercised	-	-	(76,796)	(2.77)
Expired	(231,250)	(2.88)	(614,583)	(6.40)
Outstanding, end of period	3,424,771	$2.22	2,049,133	$2.55

Warrants outstanding and exercisable by price range as of September 30, 2021 were as follows:

Outstanding Warrants		Average Weighted Remaining Contractual	Exercisable Warrants
Exercise Price	Number	Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	2.15	31,250	$0.64
$0.80	158,125	2.01	158,125	$0.80
$0.96	473,958	1.19	473,958	$0.96
$1.12	6,250	2.55	6,250	$1.12
$1.20	175,000	3.13	175,000	$1.20
$1.36	1,250	1.07	1,250	$1.36
$1.68	1,434,721	5.00	1,434,721	$1.68
$2.16	31,250	0.25	31,250	$2.16
$2.18	172,167	5.00	172,167	$2.18
$2.32	523,061	0.42	523,061	$2.32
$2.40	12,500	0.01	12,500	$2.40
$4.00	28,750	8.57	28,750	$4.00
$6.95	375,000	9.00	375,000	$6.95
$8.40	1,488	1.88	1,488	$8.40
	3,424,771	3.91	3,424,771	$2.65

There were no unvested warrants outstanding as of September 30, 2021.

25

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

Product Liability

As of September 30, 2021 and December 31, 2020, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations.  The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic.  Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects.  It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in the remainder of 2021, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

NOTE 12. CONTRACTS AND AGREEMENTS

Executive Agreements

Halden S. Shane

On September 22, 2020, we entered into a three-year employment agreement with Dr. Shane, effective October 1, 2020. The agreement provides for a base annual salary of $500,000. The agreement also provides for a signing bonus of 375,000 warrants. Dr. Shane is also entitled to a cash performance bonus and an annual issuance of an option to purchase 31,250 shares of common stock from the 2016 Plan at the discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for the expenses associated with the use of an automobile up to $750 a month. The term of the agreement is three years.

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

For the nine months ended September 30, 2021, we issued an aggregate of 50,000 shares of common stock that were valued at $228,000 to members of our Board.

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

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount
October 1 - December 31, 2021	$-
December 31, 2022	30,000
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
$90,000

Other Agreements

TOMI Service Network (“TSN”) is a national service network composed of existing full-service restoration industry specialists that have entered initially into licensing agreements with us to become Primary Service Providers (“PSPs”).   The licensing agreements originally granted protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of September 30, 2021, we have 203 network companies in TSN. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. There is no exclusivity in our TSN network.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2021 (Unaudited)	December 31, 2020
Commissions	$288,823	$151,709
Payroll and related costs	240,233	84,000
Director fees	31,250	41,250
Sales Tax Payable	4,410	9,784
Income Taxes Payable (Note 16)	2,000	77,000
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	20,625	70,106
Total	$655,341	$501,849

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

The following table presents warranty reserve activities at:

	September 30, 2021 (Unaudited)	December 31, 2020
Beginning accrued warranty costs	$68,000	$30,000
Provision for warranty expense	18,834	101,041
Settlement of warranty claims	(18,834)	(63,041)
Ending accrued warranty costs	$68,000	$68,000

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

In May of 2021, the loan principal and related interest was forgiven and we recognized a gain upon debt extinguishment in our statement of operations in the amount of $414,583 for the nine months ended September 30, 2021.

NOTE 16. INCOME TAXES

For the three and nine months ended September 30, 2021 and 2020, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of September 30, 2021 and December 31, 2020, we recorded a valuation allowance of $4,307,000 and $3,530,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 17. CUSTOMER CONCENTRATION

Two customers accounted for 29% of net revenue for the three months ended September 30, 2021.  We had no customers/distributor whose revenue individually represented 10% or more of our total revenue for the nine months ended September 30, 2021.

For the nine months ended September 20, 2020, one customer accounted for 11% of net revenue

We had two customers/distributors that accounted for 25% of accounts receivable as of September 30, 2021.  Three customers/distributors accounted for 36% of accounts receivable as of December 31, 2020.

 NOTE 18. SUBSEQUENT EVENTS

On October 26, 2021, we filed a Form S-3 Registration Statement which registered 1,606,888 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants acquired in connection with registered direct offering on September 26, 2021 and due the placement agents.  The registration statement was declared effective by the SEC on November 8, 2021.  See note 10 (common stock) for additional details.

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

Quarterly Highlights

Business Update

During 2021, the focused on the following initiatives:  research and development projects, developing new innovate products to enhance sales throughout our current divisions and upgrading its current set of SteraMist products. We formally launched the SteraPak in Q3 and are fulfilling orders. Our initial market research is positive for our new products we are anticipating launching by the end of the year including the SteraMist Surface Select Plus and Transport Custom Engineered System (CES). We are developing the most intelligent permanent room CES for a large pharmaceutical company in Europe, which will expect to be installed by the end of 2021. The SteraBox continues to be of an interest for the Life Sciences and the Company has developed a rotating applicator option to distribute our iHP mist more efficiently.  Finally, TOMI has modified and developed a new program for its SteraMist Environment system.

Throughout the first half of 2021, as the quarantines progressed, and more businesses were closed, the Company saw a slowdown in demand for products from our customers in the  in the Hospital-HealthCare, TOMI Service Network, and Commercial divisions, which were affected by the work from home and the need for disinfection equipment such as SteraMist was not as predominant as compared to the same period of the prior year, which was primarily the result of the initial surge of the COVID-19 pandemic.  Nonetheless, TOMI and its current customers who have been using SteraMist believe that disinfection products will be critical in post-COVID environment, and we continue to educate our current and potential customer base on the capabilities of our products.  Currently we are seeing positive indicators in the marketplace amongst our current and prospective customers.

In 2021, our Life Sciences continued to flourish with onboarding high quality of customers. As we expand throughout this industry, we are receiving referrals and are striving to implement SteraMist throughout the top 10 global pharmaceutical companies and expect to expand throughout their other facilities.

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

The second half of 2020 showed us that our customers prefer a lower cost disinfection devices. To respond to our customer demands of lower cost and more versatile product, we developed the Backpack (SteraPak) that includes our award winning 6-log and above kill technology and speed.  In addition, our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and humidity. Our solution is OMRI certified and organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. We have competitively priced our SteraPak and expect to bring SteraMist to the largest cleaning market in the world, including members of ISSA (International Sanitary Supply Association) and its divisions IEHA (Integrated Environment and Health Assessment) and EMEA (Europe, Middle East & Africa). These organizations have historically been price conscious and were resistant early on to our SteraMist pricing of our professional decontamination equipment (SteraMist Surface and Environment Unit). As planned, we introduced our new innovative SteraPak domestically towards the end of the third quarter 2021.

During the third quarter 2021, we established and expanded our production capacity with the construction and purchase of the tooling and molds used in the production of our SteraPak.  Our tooling and molds will allow us to streamline production and reduce manufacturing lead times and costs on the SteraPak.

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

Many of our customers have been waiting for the release and demonstration of these new products, especially the SteraPak.  All SteraMist systems will remain important to the marketplace as they are designed for specific needs and budgets. The Select Surface Unit perform most of the functionality that the Plus offers and is priced at a lower cost, although Select Plus will provide additional options that are appealing to certain customers, such as laboratory and pharmaceutical. The SteraPak is a more cost-effective product and designed for residential and commercial real estate including large buildings and public space, any area that needs quick consistent disinfection. There are many new and existing clients that are interested in the SteraPak due to the cost and mobility.

In third quarter of 2021, we expanded our SteraMist® BIT™ solution product line with the introduction of a ten (10) liter and five (5) gallon bottles.

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

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (BIT™). Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and humidity. Our solution is organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. Most of our competitors in the disinfection space leave significant byproducts and are corrosive. SteraMist is not corrosive, and it does not damage equipment or facilities.

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

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of disinfectants. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include Clostridium difficile Spores and MRSA, as well as the influenza (Avian) virus h1n1, which we believe has better positioned us to penetrate all industries including the biodefense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). In March 2020, our EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses and included on List N (Emerging Viral Pathogens including SARS-CoV-2). In 2021, the EPA granted SteraMist® BIT™ 0.35% hydrogen peroxide – EPA registration number 90150-3.

SteraMist® BIT™ brings to the world a mechanical and automated method of cleaning using a game-changing technology and EPA registered Hospital-HealthCare disinfectant providing an upgrade to existing disinfecting and cleaning protocols while limiting liability in a facility when it comes to resistant infectious pathogens.  We maintain this registration in all fifty (50) states, Washington DC, Canada, and approximately thirty-five (35) other countries.

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

Divisions

Hospital-Healthcare

The SteraMist® line of products, specifically the SteraMist® Surface Unit and SteraMist® Total Disinfection Cart, are our main solutions to aid our Hospital-HealthCare customers in providing high quality of safety to their patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility. TOMI’s latest product, the SteraPak, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a more mobile solution.  Our customers that have successfully adopted our technology in Hospital-Healthcare facilities, have recurring revenue and reorder rates of our BIT™ Solution.  We plan to continue to expand our marketing, advertising and educational campaigns targeted at the Hospital-Healthcare marketing in an effort to grow our customer base and increase adoption of our SteraMist® line of products.

Our team of technicians and representatives train, maintain, and service capital equipment throughout the world for our Hospital-HealthCare customers. As our Training and Implementation department expands, we expect continued growth and purchases in our Hospital-HealthCare division. TOMI provides protocol development and implementation of SteraMist® as it is critical in the healthcare setting. During 2020 the use of our SteraMist® in such campuses increased due to our comprehensive training for their day and night shift maintenance and housekeeping departments. Annual comparison case studies from healthcare facilities are now available, which shows lower transmission infection rates in COVID, Clostridium difficile Spores and overall, HAI cases.

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

Long term, ongoing projects and validations continue to be a focus and lead to proposals and interest for our CES permanent decontamination room.  As these are longer lead-time sales that can take months to design, build and implement, we expect installations to have impact to our results in late 2021 and into 2022.

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

The TOMI Service Network (TSN) division is addressing the cleaning protocols that have changed permanently due to the COVID-19 pandemic, and our network is expected to play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services may have declined, but the education and support of such services that TOMI personnel provide to our members creates an advantage by maintaining strong business relationships while they service thousands of SteraMist customers, and the world returns to the new normal.

Our SteraPak release is an important factor for this market that we will increase the new member onboarding.  Current members are showing interest in purchasing the SteraPak to expand their current SteraMist offerings.

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

SteraMist will deliver more consistent and quicker results in all areas of our food supply- From Farm to Market, Processing to packaging and Storage to delivery. We plan on pursuing all these avenues. With the continued testing and need for the market coupled with our new .35% label, should make pursuing these opportunities successful.  In addition, our solution and process is environmentally friendly in that the biproduct of SteraMist is only oxygen and humidity. We have our solution listed on OMRI and labeled as organic. Most disinfectants leave residue on furniture, objects, and foods. SteraMist does not leave any chemical residue on any surface. We have a very low carbon footprint, if any.

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

Interest in SteraMist disinfection within the commercial division remains high. The SteraPak is a popular product for this division because customers are looking for a more cost-effective solution compared to the current disinfectants on the market.  As quick and mobile disinfection solution is preferred in this industry, we believe that SteraPak will generate substantial customer interest and create sales opportunities. Currently our customers are purchasing our SteraPak in all of our divisions to provide quick disinfection throughout various sites in their facilities.

We have listed the SteraPak on Amazon to better enhance consumer sales and accessibility in this division. Working alongside a full-service Amazon consulting agency, ORCA Pacific, we can better position ourselves with optimized content and increase customer traffic with enhanced advertising. With the ease of purchase, we expect Amazon to boost sales for the remainder of 2021 and into 2022.

Business Highlights and Recent Events

Registered Direct Offering:

In September 2021, we closed a registered direct offering of approximately $5,000,000 priced At-The-Market under the Nasdaq rules. The proceeds from the offering will be used for sales and marketing expenses associated with our products, advertising, purchase of inventory and other general corporate purposes.

Customers:

We have a new international partner, Critical Sciences, based in Australia who will be our representative focusing on the Australian Government agencies responsible for scientific research. We have also added new customers in secured U.S. government facilities.

Revenues:

During the third quarter of 2021, we continued to add new customers, saw continued expansion of our technology from our existing customer base, launched our SteraPak and were engaged by a major pharmaceutical company in Europe to build an iHP Customer Engineered System which will be permanently installed into their facility.

In August 2021, we announced the launch our new Amazon store for our recently launched SteraPak, in the USA. . As the most cost effective SteraMist system, the SteraPak is primed to effectively target both businesses and consumer end users, making it, we believe, ideal flagship SteraMist product for sale on Amazon.

TOMI received a purchase order from a global top five biopharmaceutical company in the end of July 2021. The order was for TOMI’s SteraMist Environment system and its validation service. TOMI has received an initial order for a new facility after creating a new companywide decontamination standard, creating an opportunity to expand to multiple locations across the world.

In the third quarter 2021, we saw positive signs from our prospective and existing customers as businesses began to reopen their standard business operations and locations. Our revenue for the three months ended September 30, 2021 grew sequentially to $2,204,569, which was a 50% increase over the our revenue reported for the three months ended June 30, 2021 of $1,465,525.

We experienced a decline in our revenue for the three and nine months ended September 30, 2021 when compared to the same period last year primarily because of the unsustainable spike in demand caused by the onset of the COVID-19 pandemic in the first half of 2020.

During of the second half of 2020 and early 2021, many of our established clients were closed or required to reduce or suspend their business operations. The markets that were negatively affected were our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies, both domestic and globally. In addition, the healthcare industry has shifted virtually all of its focus and resources in response to the pandemic and therefore substantially reduced their elective surgical and clinical related services, resulting in limited non-essential onsite personnel.

These trends made it difficult for us to demo our equipment and execute our sales and marketing strategies. In addition, our customers have limited budgets for newer technologies. However, pandemic preparedness is now the radar of many companies throughout the world. The United States has earmarked federal for disinfection.

We expect increased revenues in the fourth quarter of 2021and into 2022 due to the launch of our new products, specifically our backpack solution ("SteraPak") across all verticals, especially hospital healthcare to replace our competitors recalled electrostatic sprayers at a similar price point, and from our service network members who have indicated interest in a portable SteraMist unit to add to their arsenal. Further, there has been an uptick in demand from our established life science customers for custom engineered systems with a portion of that revenue expected to be recognized in late 2021. In addition, the opening of the Amazon channel for our products should result in additional sales of our products.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. This pandemic has provided us with the confidence to develop a clear strategy to manufacture what may be our best product portfolio to date. In addition, we continue to move our BIT technology closer to becoming the standard in disinfection and decontamination globally. This should lead to a greater market share, increased profitability, and capability strength. In addition, our products are an environmentally friendly solution and process which address the concerns of sustainability. Customers are starting to request and discuss the positive results of our product and the environmentally friendly results compared to the caustic results of other disinfectants.

Dangerous pathogens still exist “Disease X” and will exist long after we recover from this pandemic. While the United States and most of the world is currently recovering from the SARS CoV-2 coronavirus outbreak, there are many pathogens which are respiratory in nature that are still a looming threat, these cases are occurring globally to this day. We believe, SteraMist can mitigate and reduce the impact of the next pandemic as it has already proven during the outbreaks of Ebola, MERS and recently with SARS CoV-2 pandemic. The need for a speedy comprehensive mechanical disinfectant like SteraMist cannot be stressed enough and should be included as the new norm of cleaning. The world has seen how quickly viruses spread starting with just one child getting a virus from daycare, spreading to a parent, and passing on to colleagues in a workplace, which can shut down a business. With all the unknown viruses and their variants in the world, preparedness is the most important measure to ensure your family and business survives.

2021 Events:

On August 4, 2021, we announced the launch of the SteraPak. The Company is currently selling the SteraPak product through all divisions.

On August 10, 2021, we secured a project to install an iHP Custom Engineered System (CES) for a major pharmaceutical company in Europe. This on track to be completed by the end of the year.

On September 13, 2021, we announced the launch a new Amazon store for select SteraMist products, including the recently launched SteraPak, in the USA.

On September 16, 2021, we announced that our technology has passed the EN 17272 evaluation. The EN 17272 is the European standard for airborne room disinfection in the form of gas, steam and/or aerosol.

On September 27, 2021, we announced that we entered into definitive agreements with several institutional investors for the issuance and sale of 2,869,442 shares of its common stock in a registered direct offering priced at-the-market under Nasdaq rules.

On October 5, we announced that we have received a purchase order from a multinational top five pharmaceutical company.

On October 11, 2021, we announced that we obtained EPA registration for its 0.35% hydrogen peroxide BIT Solution, an all-in-one disinfectant for use across the entire food supply chain.

As conferences and tradeshows are reopening in the third quarter of 2021for companies to exhibit live, TOMI will be attending multiple shows across the country. It is critical for TOMI to perform live demonstrations to showcase the difference between our SteraMist iHP technology and our competitors. TOMI looks forward to making a large impact with live demonstrations of SteraMist disinfection technology throughout our multiple divisions.

Research Studies:

The EPA has registered our  0.35% hydrogen peroxide product for the use in green houses, pre harvests and post harvests.  We continue to pursue acceptance of the additional 1% hydrogen peroxide label with the EPA. Due to the pandemic, there have been significant delays by U.S. regulatory agencies in approving new submissions, including TOMI's new 1% registration focusing on direct food and agricultural applications. The 1% label has been delayed by EPA due to the reallocation of staff resources responding to an influx of product submissions to deal with COVID-19 (TOMI successfully added Emerging Pathogen claims and was added to EPA list in March 2020.), significantly delaying all other PRIA actions, well documented delays caused by staffing vacancies, and the continuing prohibition of in person meetings.

TOMI has partnered with the Department of Chemistry and Biochemistry of Texas Tech University to conduct a wide range of studies on spray pattern, deposition, and hydrogen peroxide content to compare our 1% label to other similar products on the market.  TOMI has also once again partnered with USDA Agricultural Research Service for continued research on 1% solution. TOMI's long term relationship with USDA ARS continues to achieve results. In March 2021, an article entitled "Hydrogen peroxide residue on tomato, apple, cantaloupe, and Romaine lettuce after treatments with cold plasma-activated hydrogen peroxide” was accepted for publication in the Journal of Food Microbiology and we are excepting another paper to be published by the end of the year.

We continue to work with our German aircraft partner and Boeing in a third-party test required for the aviation industry. We will incur no costs for this work as both testing partners are clients. We anticipate the testing will be completed in the fourth quarter of 2021.

As previously discussed, TOMI has engaged HYGCEN Germany GmbH to perform a quantitative test of germ carriers for airborne room disinfection and testing of the effectiveness of a method for disinfecting room air to meet the new EU norm (standard) EN 17272. Certification that Binary Ionization Technology meets the new standard will continue to position iHP as the premier decontamination/disinfection technology available on the market today. On September 16, 2021, we announced that our technology has passed the EN 17272 evaluation. The EN 17272 is the European standard for airborne room disinfection in the form of gas, steam and/or aerosol.

October 2021, Applied Biosafety published a paper titled “Mechanisms of Sporicidal Activity Induced by Ionized Hydrogen Peroxide in the Spores of Bacillus astrophaeus.”

As previously reported for a couple years, we have participated in a large multi-year federal funded study, known as the “SHIELD study” that compares hospital manual cleaning to a SteraMist® mechanical cleaning. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and Clostridium difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned.  We are eager to report that enough data has been collected to complete the study in 2021, and we expect that data to be provided to the examiners with a published paper to soon follow.

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

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of November 8, 2021, we held a total of over two hundred trademarks (word and logo) registered or pending across the globe. TOMI registers marks in eight (8) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, Class 40 for Chemical Decontamination and Manufacturing Services, and Class 41 for Providing Education Training and information related to biological and bacterial decontamination services..

Financial Operations Overview

Our financial position as of September 30, 2021 and December 31, 2020, respectively, was as follows:

	September 30, 2021 Unaudited	December 31, 2020
Total shareholders’ equity	$15,236,000	$13,203,000
Cash and cash equivalents	$5,663,000	$5,199,000
Accounts receivable, net	$3,528,000	$3,717,000
Inventories	$4,788,000	$3,782,000
Prepaid expenses	$320,000	$421,000
Vendor Deposits	$427,000	$389,000
Other Receivables	$115,000	$199,000
Current liabilities	$1,951,000	$2,203,000
Long-term liabilities	$885,000	$1,364,000
Working Capital	$12,890,000	$11,503,000

During the nine months ended September 30, 2021, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $3,823,000.

•	Net cash used in investing activities $295,000.

•	Gain upon debt extinguishment of $415,000.

•	Net proceeds from the sale of stock and warrants of $4,582,000.

Results of Operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue, Net	$2,205,000	$4,292,000	$(2,087,000)	-49%	$5,744,000	$21,374,000	$(15,630,000)	-73%
Gross Profit	1,314,000	2,836,000	(1,522,000)	-54%	3,491,000	12,889,000	(9,398,000)	-73%
Total Operating Expenses (1)	1,801,000	1,740,000	61,000	4%	6,682,000	5,477,000	1,205,000	22%
Income (Loss) from Operations	(487,000)	1,096,000	(1,583,000)	NM	(3,191,000)	7,412,000	(10,603,000)	NM
Total Other Income (Expense)	-	-	-	NM	415,000	(40,000)	455,000	NM
Provision for Income Taxes	-	(77,000)	77,000	NM		(77,000)	77,000	NM
Net Income (Loss)	$(487,000)	$1,019,000	(1,506,000)	NM	$(2,776,000)	$7,295,000	(10,071,000)	NM
Basic Net Income (Loss) per share	$(0.03)	$0.06	$(0.09)	NM	$(0.17)	$0.44	$(0.61)	NM
Diluted Net Income (Loss) per share	$(0.03)	$0.05	$(0.08)	NM	$(0.17)	$0.40	$(0.56)	NM

(1)

Includes $0 and $11,000 in non-cash option and warrant based equity compensation expense for the three months ended September 30, 2021 and 2020, respectively. Includes $0 and $308,000 in non-cash equity compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

(2)	NM – Not Meaningful

Sales and Revenue

Total revenue for the three months ended September 30, 2021 and 2020, was $2,205,000 and $4,292,000, respectively, representing a decrease of $2,087,000, or 49% compared to the same prior year period.  For the nine months ended September 30, 2021 and 2020, our total revenue was $5,744,000 and $21,374,000, respectively, representing a decrease of $15,630,000, or 73% compared to the same prior year period.

We experienced a decline in our revenue for the three and nine months ended September 30, 2021 as compared to the same prior year periods primarily due to the significant increase of demand caused by the onset of COVID-19 pandemic in the first half of 2020.  We were positioned well to respond to the pandemic related spike in demand due to our inventory levels and increased production capacity, which led to substantial revenue growth in the first and second quarter of 2020.   However, during the second half of 2020 and early 2021, many of our established vertical clients were closed or required to reduce operation due to the impact of COVID-19 pandemic on their businesses.  The markets that were negatively affected included our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies globally. In addition, the healthcare industry has shifted virtually all of its focus and resources in response to the pandemic and therefore substantially reduced elective surgical and clinical related services, resulting in limited non-essential onsite personnel.  These trends made it more difficult for us to demo our equipment and execute our sales and marketing strategies.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

Product and Service Revenue

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
SteraMist Product	$1,657,000	$3,677,000	$(2,020,000)	-55%	$4,329,000	$19,557,000	$(15,228,000)	-78%
Service and Training	548,000	615,000	(67,000)	-11%	1,415,000	1,817,000	(402,000)	-22%
Total	$2,205,000	$4,292,000	$(2,087,000)	-49%	$5,744,000	$21,374,000	$(15,630,000)	-73%

SteraMist product-based revenues for the three months ended September 30, 2021 and 2020, were $1,657,000 and $3,677,000, representing a decrease of ($2,020,000) or (55%) when compared to the same prior year period. Product based revenues for the nine months ended September 30, 2021 and 2020, were $4,328,000 and $19,557,000, representing a decrease of ($15,229,000) or (78%) when compared to the same prior year period.

Our service-based revenue for the three months ended September 30, 2021 and 2020, was $548,000 and $615,000, respectively, representing a year over year decrease of (11%). For the nine months ended September 30, 2021 and 2020, our service-based revenue was $1,415,000 and $1,817,000, representing a decrease of ($402,000) or (22%) when compared to the same prior period in 2020.

Revenue by Geographic Region

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
United States	$2,028,000	$3,446,000	$(1,418,000)	-41%	$5,017,000	$15,437,000	$(10,420,000)	-68%
International	177,000	846,000	(669,000)	-79%	727,000	5,937,000	(5,210,000)	-88%
Total	$2,205,000	$4,292,000	$(2,088,000)	-49%	$5,744,000	$21,374,000	$(15,631,000)	-73%

Our domestic revenue for the three months ended September 30, 2021 and 2020 was $2,028,000 and $3,446,000, respectively, a decrease of ($1,418,000), or (41%) when compared to the same prior year period. For the nine months ended September 30, 2021 and 2020, our domestic revenues were $5,017,000 and $15,437,000, representing a decrease of ($10,420,000) or (68%).

Internationally, our revenue for the three months ended September 30, 2021 and 2020, was approximately $177,000 and $846,000, respectively, representing a decrease of ($669,000) or (79%) when compared to the third quarter of 2020. For the nine months ended September 30, 2021 and 2020, our international revenues were $727,000 and $5,937,000, representing a decrease of ($5,210,000) or (88%).

Cost of Sales

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of Sales	$890,000	$1,456,000	(566,000)	-39%	$2,252,000	$8,485,000	(6,233,000)	-73%

Cost of sales was $890,000 and $1,456,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $566,000, or 39%, compared to the prior year. The primary reason for the decline in cost of sales is attributable to lower revenue in the current quarter. Our gross profit as a percentage of sales for the three months ended September 30, 2021 was 59.6% compared to 66.0% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.  In the prior year period and due to the pandemic, there was a higher concentration of solution-based revenue due to panic buying and hoarding of solution by our clients as our solution sales carries a higher gross profit.

Cost of sales was $2,252,000 and $8,485,000 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $6,233,000, or 73%, compared to the prior year. The primary reason for the decline in cost of sales is attributable to lower revenue in the current quarter. Our gross profit as a percentage of sales for the nine months ended September 30, 2021 was 60.8% compared to 60.3% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.  As revenues continue to grow and we are able to negotiate more favorable pricing from our vendors, we anticipate that our cost per unit could decrease.

Professional Fees

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Professional Fees	$118,000	$228,000	$(110,000)	-48%	$398,000	$419,000	$(21,000)	-5%

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $118,000 and $228,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of approximately $110,000, or 48%, in the current year period. The decrease is attributable to additional professional fees in connection with the maintenance of our intellectual property that occurred in the same prior year period and legal costs incurred in connection with our up list to Nasdaq.

Professional fees were $398,000 and $419,000 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of approximately $21,000, or 5%, in the current year period. The decrease is attributable to additional professional fees in connection with the maintenance of our intellectual property that occurred in the same prior year period and legal costs incurred in connection with our up list to Nasdaq.

Depreciation and Amortization

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Depreciation and Amortization	$70,000	$177,000	$(107,000)	-60%	$226,000	$521,000	$(295,000)	-57%

Depreciation and amortization were approximately $70,000 and $177,000 for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $107,000, or 60%.  The decline is due to intangible assets that became fully amortized in 2020 which has led to a lower amortization expense in the current year period.

Depreciation and amortization were approximately $226,000 and $521,000 for the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of $295,000, or 57%.  The decline is due to intangible assets that became fully amortized in 2020 which has led to a lower amortization expense in the current year period.

Selling Expenses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Selling Expenses	$465,000	$213,000	$252,000	118%	$1,275,000	$980,000	$295,000	30%

Selling expenses for the three months ended September 30, 2021 were approximately $465,000, as compared to $213,000 for the quarter ended September 30, 2020, representing an increase of approximately $252,000 or 118%.  The increase in selling expense is attributable to higher commissions, increased employee headcount as well as increased advertising and marketing costs incurred in the current year period.

Selling expenses for the nine months ended September 30, 2021 were approximately $1,275,000, as compared to $980,000 for the nine months ended September 30, 2020, representing an increase of approximately $295,000 or 30%.  The increase in selling expense is attributable to a higher employee headcount and the related increase in payroll as well as increased advertising and marketing costs incurred in the current year period.  We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers.

Research and Development

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Research and Development	$93,000	$45,000	$48,000	107%	$495,000	$245,000	$250,000	102%

Research and development expenses for the three months ended September 30, 2021 were approximately $93,000, as compared to $45,000 for the quarter ended September 30, 2020, representing an increase of approximately $48, 000, or 107%.

Research and development expenses for the nine months ended September 30, 2021 were approximately $495,000, as compared to $250,000 for the nine months ended September 30, 2020, representing an increase of approximately $250,000, or 102%.

The increase in research and development expenses is attributable to new product development and increased testing.

Equity Compensation Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Equity Compensation Expense	$-	$11,000	$(11,000)	-100%	$-	$308,000	$(308,000)	-100%

Equity compensation expense was $0 and $11,000 for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $11,000.

Equity compensation expense was $0 and $308,000 for the nine months ended September 30, 2021 and 2020, respectively, representing a decrease of $308,000.

The decrease in equity compensation expense relates to the timing of warrants and options issued to executives and consultants in 2020.

Consulting Fees

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Consulting Fees	$64,000	$75,000	$(11,000)	-15%	$266,000	$226,000	$40,000	18%

Consulting fees were $64,000 and $75,000 for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of $11,000, or 15%, in the current quarter period.  The decrease is due to the timing of certain projects that occurred in the prior year that did not occur in the same current year period.

Consulting fees were $266,000 and $226,000 for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of $40,000, or 18%, in the current period.  The increase is due consulting expenses incurred with new product registrations with the EPA and FDA.

General and Administrative Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and Administrative	$991,000	$992,000	$(1,000)	0%	$4,023,000	$2,777,000	$1,246,000	45%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense and product registration costs.

General and administrative expense was $991,000 and $992,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1,000, in the current period.

General and administrative expense was $4,023,000 and $2,777,000 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1,246,000, or 45%, in the current period.   The increase in general and administrative expense is primarily attributable to higher insurance and listing fees associated with the up list to the Nasdaq Capital Market as well as a higher employee headcount and wages that incurred in the first quarter of 2021.

Other Income and Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	a%
Gain Upon Debt Extinguishment	-	-	-	NM	415,000	-	415,000	NM
Interest Income	-	1,000	(1,000)	NM	1,000	2,000	(1,000)	NM
Interest Expense	-	(1,000)	1,000	NM	(1,000)	(42,000)	41,000	98%
Other Income (Expense)	$-	$-	$-	NM	$415,000	$(40,000)	$455,000	NM

Gain upon debt extinguishment of $415,000 in connection with the forgiveness of a loan payable.

Interest income was approximately $0 and $1,000 for the three months ended September 30, 2021 and 2020, respectively.

Interest income was approximately $1,000 and $2,000 for the nine months ended September 30, 2021 and 2020, respectively.

Interest expense was $0 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense was $1,000 and $42,000 for the nine months ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Provision for Income Taxes	$-	$77,000	$(77,000)	100%	$-	$77,000	$(77,000)	100%

Provision for income taxes for the three and nine months ended September 30, 2021 and 2020 was $0 and $77,000, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $5,663,000 and working capital of $12,890,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

In September 2021, we sold 2,869,442 shares of common stock through a registered direct offering to certain institutional investors and issued 1,434,721 warrants in a concurrent private placement.  We received net proceeds from the transaction of $4,581,651, after deducting the placement agent’s fees and other estimated offering expenses. The Warrants are exercisable at an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

For the nine months ended September 30, 2021, we incurred a loss from operations of ($3,190,000) and for the nine months ended September 30, 2021, we generated income from operations of $7,412,000. Cash used in operations for the nine months ended September 30, 2021, was ($3,823,000). Cash provided from operations was $4,945,000 for the nine months ended September 30, 2020.

A breakdown of our statement of cash flows for the nine months ended September 30, 2021 and 2020 is provided below:

	For the nine months ended September 30,
	2021	2020
Net Cash Provided By (Used) in Operating Activities	$(3,823,000)	$4,945,000
Net Cash Used in Investing Activities	$(295,000)	$(51,000)
Net Cash Provided by Financing Activities:	$4,582,000	$94,000

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was ($3,823,000), compared to cash provided by operations for the nine months ended September 30, 2020 of $4,945,000. Our cash provided by operations declined in the current year period as a result of lower revenue and an increase in net loss.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $295,000 and $51,000, respectively.  The increase is attributable to fixed assets purchased in the year and capitalized patent and trademark costs.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was $4,582,000 and $94,000 respectively. The cash provided by financing activities increased as a result of the proceeds we received in connection with the sale of our common stock and warrants.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) ASC 606, Revenue from Contracts with Customers. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

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

Contract Balances

As of September 30, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods.

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

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease liabilities are recorded as current portion of long-term operating lease, and within long-term liabilities as long-term operating lease, net of current portion on our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2021 and 2020.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2021, we sold 2,869,442 shares of common stock through a registered direct offering and issued 1,434,721 warrants in a concurrent private placement.  We received net proceeds from the transaction of $4,581,651, after deducting the placement agent’s fees and other estimated offering expenses. The Warrants are exercisable at an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The warrants were issued pursuant to an exemption under Regulation D of the Securities Act of 1933, as amended.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 15, 2021	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101.INS	XBRL Instance Document.					x

101.SCH	XBRL Taxonomy Extension Schema Document.					x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					x

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					x

+  Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act.

