Form 10-K
period 2021-12-31
TOMI Environmental Solutions, Inc.
filed 2022-03-29
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1947988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8430 Spires Way Frederick, Maryland	21701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 525-1698

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TOMZ	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

___________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $29,763,900, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on such date.

As of March 14, 2022, the registrant had 19,732,705 shares of common stock outstanding.

Documents incorporated by reference

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

PART I

Item 1. BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (BIT™). Our solution and process are environmentally friendly because the only by-product from our decontamination process is oxygen and humidity. Our solution is organically listed in the United States and Canada as a sustainable green product with no or very little carbon footprint. Most of our competitors in the disinfection space leave significant byproducts and are corrosive. SteraMist is noncorrosive and does not damage equipment or facilities.

Our SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using cold plasma science created under a grant by the United States Defense Advanced Research Projects Agency (DARPA). Our EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and air space throughout the targeted treatment area, over, above and beyond the ability of manual cleaning and many other disinfection decontamination processes. Proprietary ingredients accelerate mist and fog dispersion by reducing evaporation time and treatment duration. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area. Our DARPA-originated technology kills on contact with no residue.

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

SteraMist® BIT™ brings to the world a mechanical and automated method of cleaning using innovative technology and EPA registered Hospital-HealthCare disinfectant, which improves and upgrades existing disinfecting and cleaning protocols that mitigates the risk of liability in a facility with transmission of resistant infectious pathogens.  We maintain this registration in all fifty (50) states, Washington DC, Canada, and registration and or importation rights in approximately thirty-five (35) other countries as of March 28,2022.

Our Technology

BIT™ was initially developed in response to Amerithrax, the weaponized anthrax spore attacks that occurred in Washington, D.C. shortly after the September 11, 2001 U.S. terrorist attacks. BIT™ is a patented process that aerosolizes and activates a low concentration hydrogen peroxide solution, producing a fine aqueous mist (0.3-3 um in diameter) that contains a high concentration of Reactive Oxidative Species (“ROS”), mostly hydroxyl radicals (“OH”). ROS cause damage to pathogenic and resistant organisms, such as bacteria, bacteria spores, viruses, mold spores, other fungi and yeast, via oxidation of proteins carbohydrates, lipids and rendering the building blocks of nature’s amino acids, DNA and RNA inactive - leading to cellular death, disruption and/or dysfunction.

Testing detailed by DARPA demonstrated these hydroxyl radicals aggressively break the double bonds and other bonds in bacteria, bacterial spores, fungi, fungus spores, viruses and certain biological and chemical warfare agents and neutralize their threat while producing nontoxic by-products. The unique alteration of the chemistry of our solution occurs after our EPA-registered solution passes through an atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule, the net result - our .OH hydroxyl radical. This hydroxyl radical is known as iHP™. This patented process allows these hydroxyl radicals to exist in high concentrations without rapidly recombining and losing their reactivity, while seeking to attach with any and all surfaces within the proximity of TOMI’s mist.

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

 SteraMist® is being used throughout the world and has been demonstrated to reduce certain resistant problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), Clostridium difficile, Middle East Respiratory Syndrome (“MERS”), Ebola (“Ebola”) and SARS CoV-2 the virus that causes COVID. In U.S. hospitals where SteraMist® is being used for terminal cleaning, evidence has demonstrated a reduction of Clostridium difficile spore rates. SteraMist® has reduced outbreaks of nosocomial MDRO’s (Klebsiella pneumoniae, AB, pseudomonas aeruginosa) at large hospital to small clinics and has contributed to the control of MERS, Ebola and COVID throughout the world.

 Although our technology was developed to combat the hardest to kill pathogens and neutralize the most difficult chemical agents, our products and services have been used by our customers who are fighting at the front lines of combating the COVID-19 pandemic, especially from early 2020 to 2021. As the COVID-19 pandemic gradually subsides, our customers continued to utilize our products as cleaning protocols have been changed due the impact of the COVID-19 pandemic.

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

SteraMist® products are fully validated or are in the final process of completion to comply with good manufacturing practice standards, have received Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”). Our solution is manufactured at an EPA-registered solution blender and our product performance is supported by good laboratory practice efficacy data for Staphylococcus aureus, Pseudomonas aeruginosa, Salmonella, Norovirus, SARS CoV-2, mold spores, MRSA, h1n1, Geobacillus stearothermophilus and Clostridium difficile spores.

Our Products and Services

SteraPak®

SteraPak is our most affordable and portable SteraMist system yet.  The all-in-one SteraPak® places the SteraMist® technology onto the technicians back, delivering premium disinfection utilizing a rechargeable battery and cordless operation.  Comfortable to use, easy to operate, and has AC and DC power functionality ensuring compatibility in all countries.  The SteraPak® is sold with a case of BIT Solution of eight (8) 32-ounce bottles. The single applicator Pak enables disinfection of all surfaces, including high touch, sensitive equipment, and electronics. An application time of only five seconds per square foot with no wet contact time allows for safe re-entering of the space within minutes after application.

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

The SteraMist® Total Disinfection Cart

The Total Disinfection Cart was designed with input of public healthcare facilities EVS (Environmental Service) teams using our equipment for the SHIELD study that TOMI was participating in. The cart houses our Surface Unit, a portable H2O2 monitor, Carbon Air Scrubber, Respiratory Protection System with positive pressure air flow, storage hooks, and a sign notifying the room is being treated. Included with the Cart is a custom ICU 55-minute terminal cleaning protocol.

SteraMist® Select Surface Unit

Our Select Unit was designed to meet the needs of our customers who have smaller enclosures that require decontamination. This unit is lightweight and easy to transport with the added ability to function between a lower flow operation and standard operation, such as the SteraMist® Surface Unit. The user can adjust air flow, pump fluid flow, set the programmable timer for automatic runs, modify spray/dwell times and the number of treatment cycles along with being equipped with start and stop buttons. It is ideal for the decontamination of Biosafety cabinets, Laminar flow cabinets, Isolators and other small and medium size laboratory and research equipment.

Stainless Steel 90 Degree Applicator

TOMI’s standard applicator was converted to a 90 degree and manufactured using 316 stainless steel, the ideal applicator to accompany the Select Surface Unit, affording many 90-degree build-in opportunities. This applicator is purchased with a flange for ease of installation either permanently or semi-permanently.

iHP™ Plasma Decontamination Chamber

Our patented cold plasma technology can be integrated with a chamber or cage washer by leading manufacturers. Current examples are, BetterBuilt, Allentown and Coy Lab. Our custom generator/chamber is built into a stainless-steel single door panel and is permanently mounted next to the chamber or washer, while a SteraMist® Applicator or 90 Degree Applicator is permanently or semi-permanently mounted in the enclosure. This SteraMist® product line includes but is not limited to an internally mounted air compressor, regulator for air pressure adjustment, E-stop button, lever power switch, data logging functions, and multiple dry contract outputs determined by the needs of the customer.

SteraMist® Custom Engineered System (CES)

The SteraMist® permanent installation is perfect for any room that requires routine automated decontamination. The CES is an automated system that is installed and plumbed utilizing the facilities’ existing HVAC system. This involves permanently installing SteraMist® applicators within the designated space to achieve maximum results. The generator and Programmable Logic Control (“PLC)” are housed in a National Electrical Manufacturers Association (“NEMA)” enclosure in a central remote location. The entire system can be developed for multiple rooms and various specifications, controlled remotely through the NEMA interface. The status of the decontamination cycle is monitored with indicators and can be integrated into a Supervisory Control and Data Acquisition (“SCADA)” monitoring board. The system is now available with a scale to measure the use of BIT Solution for a customer’s ease of reordering our consumable and comes in a variety of drum sizes. In addition, this product includes a new upgrade of 90-degree rotating applicators providing even faster equal dispersion of the iHP™ fog.

iHP™ Corporate Service Decontamination

TOMI offers full room, equipment, facility, and emergency disinfection and decontamination services by certified SteraMist technicians. Our goal is to give our customers a fully tailored service that provides quality control by reducing bioburden and eliminate the potential for costly microbial contamination in the Life Sciences and Food Safety industries. Single and routine services are provided to TOMI customers to coincide with maintenance, mandatory facility shutdowns, or to control a specific threat.  SteraMist technicians provide an efficient 4-step facility disinfection decontamination: site review, protocol generation, deployment and service, and post-treatment reporting.

Industries & Market Segments

Our product offerings help our customers create a healthier world by providing them a significant opportunity to help reduce the spread of Community Associated Infections (“CAI’s”) and Healthcare-Acquired Infections (“HAI’s”) and the most lethal of pathogens including our recent SARS CoV-2 pandemic and future pandemics.

SteraMist® and TOMI’s related service platforms are currently being used in a broad spectrum of industries and have the ability to fit into any cleaning protocol. We have categorized these industries into five (5) divisions: Hospital-HealthCare, Life Sciences, TOMI Service Network (TSN), Food Safety, and Commercial.

Hospital-HealthCare. SteraMist® solutions aid our Hospital-HealthCare customers in providing the quality of care and safety they provide to their patients by disinfecting patient and operating rooms, pharmacies, ambulances, and emergency environments in a hospital or healthcare facility. Our team of technicians and representatives train, write treatment protocols, maintain and troubleshoot capital equipment throughout the world for our Hospital-HealthCare customers.

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

Life Sciences. Our SteraMist® line of products is a decontamination solution in this industry, specifically pharmaceutical (compounding and manufacturing), vivariums, research universities, BSLs (biological safety labs) 1, 2, 3 and 4 level, BSC’s (biological safety chambers), isolators, cage washers, and cleanrooms. With proper implementation of SteraMist®, all facilities can reduce the risk of infectious as well as potentially infectious agents and/or materials, which facilities such as these handle on a routine basis.

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

Our team of technicians and representatives train, maintain, and troubleshoot capital equipment globally for our Life Sciences customers. Further, our iHP™ Corporate Service decontamination team provides routine and emergency treatment. TOMI’s iHP™ service team performs commissioning and decommissioning of facilities equipment or full complete space decontamination for new and existing customers.

The TOMI Service Network. The TSN, has allowed us to enhance our corporate service division by creating a multi-nation-wide network composed of existing, full-service specialists.

These professional servicing specialists (TSN partners) focus their businesses in the commercial and residential space. Our team of customer experience managers and our training department maintains and troubleshoots capital equipment for these individuals with the goal of implementing servicing procedures and protocols throughout the United States and Canada for our TSN partners. Members are provided access to 24/7 support in marketing their iHP service divisions and landing webpage connected to our website.

We are technically advancing and streamlining engagement for the TOMI Service Network (TSN) by providing a user-friendly membership portal – The SteraMist | TSN Portal. This membership portal will host all marketing and informational material, ability to share member information to easily collaborate with other members, forums to interact and discuss topics and further develop knowledge on disinfection, podcast link, news alerts about new products and promotions, and direct to an order link. This portal will be available for desktop as well as a mobile app located on Apple App Store and Google Play. This portal will also be available for SteraMist Representatives, domestic and international, with amended permissions for ease of access to all SteraMist sales materials.

Our TSN network includes professional first responders that specialize within the mold remediation, hurricane and tornado response and other mitigation fields, biohazard and forensic specialists, and janitorial businesses.

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

Commercial. TOMI commercial division addresses the viral pathogens threat to everyday operations. We bring powerful disinfection and decontamination to a wide array of industries with computability in endless use sites, from large-scale land, sea, and air transportation to county and state emergency facilities to retail and educational facilities. Our commercial customers have the goal to keep employees and first responders healthy while maintaining operations and our latest product launch the SteraPak® has received well recognized feedback in these markets.

Homeland defense and border protection is a subspecialty of our commercial division. Our SteraMist® line of products will give governmental bodies an added tool in their arsenal to mitigate the risk of a weaponized biological and chemical attack. In addition, SteraMist® mitigates the spread of emerging pandemic viruses, including strains of Ebola, MERS, MLAV (filovirus), and influenza virus subtypes like h1n1, h5n1, h7n9 and h10n8. Our SteraMist® line of products assists border patrol agents in controlling the spread of infectious disease introduced by foreign individuals by decontaminating interview rooms, containment rooms, holding cells and quarantine areas after a potential infected carrier’s condition either improves or the carrier dies.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Manufacturing

We outsource the manufacturing and blending of our SteraMist® line of equipment and BIT™ Solution. Our SteraMist® equipment is manufactured by three (3) ISO9001 registered companies with multiple facilities in Pennsylvania, New York, New Jersey, North Carolina, California, and Australia.

Our solution is blended by an EPA approved blender; our blend includes one (1) sole active ingredient, 7.8% Hydrogen Peroxide.

TOMI maintains ownership of all the SteraMist® product lines, including our BIT™ Solution. Neither our manufacturer nor chemical blender may make modifications to the manufacturing or blending of our products without our request or consent in written format. TOMI maintains all creative control throughout the design and manufacturing process, which includes research & development through final product fabrication.

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

As part of our intellectual property protection strategy, we have registered our BIT™ solution with the Environmental Protection Agency (“EPA”), all fifty (50) states in the United States, and multiple countries worldwide. We have received or are in the process of receiving Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”).

 Our portfolio includes more than twenty (20) Utility Patent applications worldwide for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution. In 2021, we were granted utility patents in Korea, Canada, Mexico, Taiwan, Israel, and Australia for our SteraMist BIT. In the recent past, we have obtained two related United States utility patents giving us protection of our technology until the year 2038, and we are pursuing further claims to additional capabilities in on-going United States and worldwide patent applications.

We have submitted utility patent applications in multiple countries, including Europe, China, Brazil, and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields at multiple jurisdictions, such as food decontamination.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of today, we have over two hundred trademarks, (word and/or logo) registered or pending across the globe. TOMI registers marks in eight (8) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, Class 40 for Chemical Decontamination and Manufacturing Services, and Class 41 for Providing Education Training and information related to biological and bacterial decontamination services.

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

 We sell our products domestically through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. At the end of September 2021, we on boarded yet another new international partner. Critical Scientific Solutions are specialists in Australia and New Zealand who offer products and solutions to the pharma, biotech, medical device and research sectors. The company was established in 2016 by an executive team who has 30 plus years’ experience for clean room products. The TOMI sales team is already working with Critical Scientific who within months has a large opportunity with the Australian Government agency responsible for scientific research.

 In December of 2021, TOMI launched the SteraMist Amazon Store. The digital storefront expands our sales channels, increases TOMI brand awareness and optimizes and streamlines the buying process for our customers.

Competition

The decontamination and environmental infectious disease control industry is intensely competitive and highly regulated. Competition is intense in all five (5) of our divisions and includes many large and small competitors.

Our competitors include companies that market other hydrogen peroxide-based products, such as Steris Corporation (“Steris”), Bioquell, Inc. (“Bioquell”) currently owned by Ecolab, Inc. (“Ecolab”) and The Clorox Company (“Clorox”), various ultraviolet companies and quad ammonia-chemical companies. During 2021 due to the COVID outbreak, new competitors that manufacture and sell electrostatic sprayers and biostatic protectants, specifically to the commercial industry, entered the market.

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

We believe that the principal factors affecting competition in our markets include name recognition and the ability to receive referrals based on client confidence in the service, and our abilities to discover, develop, market, and innovate, disruptive cost-effective products and services. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. There can be no assurance that we will be able to compete successfully in this industry, or that future competition will not have a material adverse effect on our business, operating results and financial condition.

Competitive Advantages

 We believe the SteraMist® technology has many advantages over its competition. Our technology can turn over a space to an end-user far faster than its competition. Our technology requires limited preparation to an area compared to our competitors and does not rely on fans or any outside force to move throughout a space. Our “iHP OH” is the smallest submicron 0.3-3-micron particle that receives a charge and can move around an area like a gas, going above, below, and beyond the hardest to reach areas.

Another key and critical advantage is the technology’s superior material compatibility. iHP kills on contact and leaves no dangerous byproducts in the areas being treated. It is important the world is educated and aware of the harsh chemicals that exist on the market, and used with electrostatic sprayers, as they will not ensure proper efficacy on the surface being treated as even if the chemical is EPA registered, it may not be compatible with the sprayer. For example, the sprayer may not be spraying enough of the chemical to kill the virus or the bacteria, in addition to a lot of these harsh chemicals and sprayers are destroying materials and equipment over time, creating a more costly product in the long run.

Our patented SteraMist technology can treat almost 4,000 cubic feet in 45 minutes with a contact time of only 15 minutes or spray surfaces 5 seconds per square foot with no wet contact time. Our technology has multiple competitive advantages required for disinfection SteraMist is no wipe, no rinse, no residue, non-corrosive, high level efficacy (developed by DARPA for Anthrax spores), quick turnaround time, superior material compatibility (spray direct on sensitive equipment), and our submicron-small micron particles which moves like a gas allows the mist/fog to reach every area being treated regardless of what is in the space.

 In summary, SteraMist® offers the following competitive advantages:

•	Provides a 99.9999% or six-log kill and above kill (i.e., the statistical destruction of all microorganisms and their spores) on all challenged pathogens, on multiple surfaces including Bacillus atrophaeus spores, Bacillus subtilis spores and Geobacillus stearothermophilus, the spore that is considered a gold standard for validation of sterilization versus household/industrial cleaners that offer a 99.9% (sanitizing) or three-log kill to 99.99% (disinfection) or four-log kill.

•	Easy to use.

•	Does not require mixing of materials.

•	No Touch.

•	No Wipe, No Rinse.

•	Does not include silver ions or peracetic acid.

•	Leaves no residue.

•	Not affected by humidity or temperature.

•	Non-corrosive.

•	Does not damage medical or electronic equipment.

•	By-products converts to water (humidity) and oxygen.

Research & Development

 Our research and development efforts focus on improving, extending and applying our proprietary technology in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2021 and 2020, were approximately $573,000 and $455,000, respectively.

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

Employees

 As of March 14, 2022, we have twenty-four (24) full-time executive, operational and administrative employees working within the United States. Most of our sales are conducted by global exclusive distribution agreements or domestically by our internal sales team or independent manufacturing representatives. We consider our relationship with the employees to be good.

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

Risk Related to Our Company and Business

Our recent financial performance was affected substantially by a spike in demand for sanitation products and services created by the COVID-19 Pandemic and such demand may not be sustainable.

During the first half of 2020, the COVID-19 pandemic increased the global demand for sanitizing products and services which help prevent the proliferation of COVID-19. Our products and services were among those that have experienced a significant increase in demand due to the COVID-19 pandemic, causing us to realize substantial increase in revenues and making us profitable for the first time. As the pandemic continued in the second half of 2020 that negatively affected the operation of our customers, and as the disease came under control due to the implementation of various protective measures, including the wider availability and administration of vaccines, we experienced a reduction of orders for our products from our customers. This reduction led to a significant decrease of our revenue and profitability in 2021. While we are implementing various strategies to acquire new customers and generate new demands, there is no guarantee that we will be able to achieve the same level of sales and revenues as those during the height of the pandemic.

We have a history of losses and may not be able to achieve profitability in the future.

We generated a net loss of approximately $4.4 million for the year ended December 31, 2021, and net income of $4.4 million for the year ended December 31, 2020, which was primarily due to a spike of demand for our products during the onset of COVID-19 pandemic. We also had an accumulated deficit of $43.5 million as of December 31, 2021. Prior to 2020, we have not generated any profit from our business operations. While we experienced an increase of our revenue and net income in 2020, primarily due to a significant increase of demand for our products as protective measures against the spread of the COVID-19 disease during the pandemic, such demand subsided in 2021 as the pandemic gradually came under control, which caused us to incur a net loss in 2021. In addition, we have been increasing our headcount and expenses to support our continued product development and planned growth, and if demand for our products declines and we are unable to sustain our recent increases in our net income, we may not be able to sustain profitability.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, the SARS-CoV-2 virus, and the resulting disease, COVID-19, has spread to most countries, and had caused the worldwide COVID-19 Pandemic. While the demand for our products generated from the COVID-19 Pandemic has positively impacted our financial position in 2020, it has negatively impacted our operational condition in two divisions by forcing us to implement various policies for the safety of our employees, including “work from home” policies and office social distancing policies, which may lead to lower productivity of our employees and a decrease in the innovation and advancement of our products. Beyond our own policies, numerous state and local jurisdictions have previously imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, which negatively affects our operations and potentially the demand for our products and services. However, these challenges will likely continue for the duration of the pandemic, which is uncertain, and may continue to negatively impact our operations.

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

While the potential economic impact brought by, and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic could further disrupt the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business for the same reasons.

Rapid growth may strain our internal resources, which would hamper our ability to manage our growth effectively, create operating efficiencies or sustain profitability.

We previously experienced rapid growth in the demand for our products and services in connection with the COVID-19 Pandemic and we may experience such rapid growth in the future, which may strain our financial and operational resources that were established to meet a lower level of demand. Due to such rapid growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel at the pace needed to meet the demand for our products and services. Further, the expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our growth could delay the execution of our development and strategic objectives or disrupt our operations. Any operational disruptions may take the form of a decrease in the quality of customer service, reporting problems and delays in meeting important deadlines, all of which could result in a loss of market share and other problems that could adversely affect our reputation and financial performance.

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

Our SteraMist® family of products is currently our primary product offering, and we are completely dependent on its success. Successfully commercializing products such as ours is a complex and uncertain process. Our commercialization efforts will depend on the efforts of our management and sales team, our third-party manufacturers and suppliers and general economic conditions, among other factors, including the following:

•	the effectiveness of our marketing and sales efforts in the United States and internationally;

•	our third-party manufacturers and suppliers’ ability to manufacture and supply the components of our SteraMist® products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;

•	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing disinfection products;

•	our ability to obtain, maintain, and enforce our intellectual property rights in and to our SteraMist® products;

•	the emergence of competing technologies and other adverse market developments, and our need to enhance our SteraMist® products and/or develop new products to maintain market share in response to such competing technologies or market developments;

•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our SteraMist® products; and

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our SteraMist® products.

We have hired and trained additional sales personnel to account for the increased demand for our products. Despite this growth in sales personnel, we expect that our additional sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer.

We do not have long-term customer contracts, and our sales history or backlog cannot be relied upon as an indicator of our future sales.

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

Our success depends upon broad market acceptance of our technology that has not yet been achieved in the Hospital-Healthcare market.

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

We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; requirements or preferences for domestic products or solutions, which could reduce demand for our products; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; unexpected legal or regulatory changes; enhanced credit risks in certain countries and emerging market regions; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; exchange controls or other trade restrictions including, the impact of the COVID-19 Pandemic on our supply chain and the industries in which we operate; customs clearance and shipping delays; general economic and political conditions in countries where we operate or where end users of our products are situated, including the potential implications of the COVID-19 Pandemic; natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to manufacture or sell our products; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and difficulties associated with compliance with a variety of laws and regulations governing international trade.

In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and Russian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s performance. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance.

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

We rely upon third parties to supply us with our products. We outsource the manufacturing of our SteraMist® line of equipment to two manufacturing companies and use contract manufacturers to build our BIT-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, due to risks including increased product costs, limited inventory that is not capable of meeting demand and the possible misappropriation of our proprietary information, such as our trade secrets and know-how. Further, as we maintain a limited number of manufacturers for our SteraMist® line of equipment and blenders for our SteraMist® solutions, alternative production facilities may not be available in the event of a disruption, or if alternative production facilities are available, the number of third-party suppliers with the necessary manufacturing and regulatory expertise to produce our products at their current quality level is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Additionally, supply chain disruptions and access to materials have impacted our suppliers’ ability to deliver products to us in a timely manner. In 2021, we saw significant disruptions to key supply chains that caused a delay in the delivery of batteries and molds from China. In addition, there was a shortage in the supply of bottles domestically that we use to carry our solutions. We expect such delays and shortages to continue in 2022. If these issues persist, they may further delay our ability to deliver our products and to recognize revenue. Any delay or impediment to our ability to recognize revenue for any given period could materially adversely affect our results of operations.

Because of our reliance upon third parties to supply us with our products, we do not have control over the manufacturing process of our third-party suppliers and are dependent on such third-party suppliers for compliance with the regulations applicable to our products. Third-party suppliers may not be able, or fail, to comply with applicable regulatory requirements, which could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with suppliers based on our estimates of future demand for our products and services. Our limited historical experience in foreign markets and recent increase in demand in the United States may lead us to inadequately forecast such inventory needs. Further, our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to adequately manage our expansion efforts, product introductions by competitors, an increase or decrease in customer demand for products of our competitors, our failure to accurately forecast customer acceptance of new product enhancements, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. In addition, our demand may be affected by macro-economic factors beyond our control, including the COVID-19 pandemic, which can cause sudden and substantial increase or decrease of demand on short notice, making it more difficult to us to obtain accurate forecasts of customer demand.

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

Our commercial success depends, in part, on our ability to obtain, maintain, defend, file new or enforce our existing patents, trademarks, trade secrets and other intellectual property rights covering our technologies and products throughout the world. We may, however, be unable to adequately preserve such rights due to a number of reasons, including the following:

•	our rights could be invalidated, circumvented, challenged, breached or infringed upon;

•	we may not have sufficient resources to adequately prosecute or protect our intellectual property rights;

•	upon expiration of our patents, certain of our key technology may become widely available; or

•	third parties may be able to develop or obtain patents for similar or competing technology.

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

We face significant competition in our industry, some of which have longer operating histories, more established products or greater resources than we do

The decontamination and environmental infectious disease control industry is extremely competitive. The competition includes remediators and disinfection/decontamination companies such as Steris, Bioquell (Eco-lab) and Clorox, various ultraviolet companies and quad ammonia-chemical companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, a greater ability to provide similar products and services at a lower cost and substantially greater financial and marketing resources than us to develop new products and commercialize existing products. We believe that the principal factors affecting competition in our markets include name recognition, customer familiarity with products, effective marketing, competitive pricing strategies and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. We may not be able to compete successfully in the remediation industry. Further, if one or more competitors successfully develops a decontamination product that is more effective, better tolerated, results in a better customer experience, is easier to use or otherwise more attractive than our products, our ability to continue to commercialize our products could be significantly and adversely affected due to a lack of ability to compete, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our long-term growth depends, in part, on our ability to enhance, develop, market and sell new products, and if we fail to do so we may be unable to compete effectively.

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

We have a limited management team size, even though we keep hiring and redefining job descriptions. This limited management team may reduce our ability to effectively manage our business as it grows or respond to significant demand from customers. As we expand, we expect to increase the size of our management team. However, our management team may not be able to adequately manage our business, and any failure to do so could lead to a general negative impact to our business.

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

We depend to a significant degree on our ability to attract, retain and motivate quality personnel. We further note that competition for highly skilled personnel is often intense. Moreover, our new sales representatives require a lengthy training process to achieve the requisite level of competency with our products. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs, the failure of which would have a material adverse effect on our business.

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

We have identified a material weakness in our internal control over financial reporting, which may adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Item 9 in this Form 10-K, we identified a material weakness in our internal control over financial reporting related to reserves for bad debt. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Failure to timely file may cause us to be ineligible to utilize short form registration statements on Form S-3 in the future, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

As described in Item 9 of this Form 10-K, we are in the process of implementing a plan to remediate the material weakness.  However,  we can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We have and likely will continue to incur significant legal, accounting and other expenses as a public company subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd–Frank Wall Street Reform and Consumer Protection Act and other applicable rules and regulations. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, applicable rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board), or as executive officers.

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

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small-cap companies. These fluctuations have often been unrelated to the operating results of such companies and in recent times have been exasperated by investors’ concerns stemming from the COVID-19 pandemic. Factors that may affect the volatility of our stock price include the following:

•	anticipated or actual fluctuations in our quarterly or annual operating results;
•	our success, or lack of success, in developing and marketing our products and services;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business, including as a result of the COVID-19 pandemic and related governmental responses;
•	changes in financial estimates by us or of securities or industry analysts;
•	the issuance of new or updated research reports by securities or industry analysts
•	the announcement of new products, services, or technological innovations by us or our competitors;
•	the announcement of new customers, partners or suppliers;
•	the ability to collect our outstanding accounts receivable;
•	changes in our executive leadership;
•	regulatory developments in our industry affecting us, our customers or our competitors;
•	competition;
•	actual or purported “short squeeze” trading activity; and
•	the sale or attempted sale of a large amount of common stock, including sales of common stock following exercises of outstanding warrants.

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

As of December 31, 2021, we had outstanding options, warrants and convertible preferred stock to purchase approximately an aggregate of 3.6 million shares of our common stock at exercise prices ranging from $0.80 to $8.40 per share. Of these, approximately 143,000 represent shares underlying options with exercise prices ranging from $0.80 to $7.06 per share, approximately 3.4 million represent shares underlying warrants at exercise prices ranging from $0.80 to $8.40 per share and approximately 63,750 represent shares underlying our shares of convertible $0.01 preferred A stock. To the extent any holders of options, warrants or convertible preferred stock exercise the same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders.

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

We may not be able to maintain compliance with NASDAQ’s listing standards, which could limit shareholders’ ability to trade our common stock.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate approximately 22.6% of our outstanding common stock as of February 25, 2022. This percentage includes outstanding shares of common stock, convertible preferred stock, warrant and stock options that are vested and exercisable as of that date. These shareholders will therefore have significant influence over management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. This ownership could negatively affect the value of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The facility includes a warehouse, training room, quality control room, qualification laboratory, with its own drive-in custom iHP ™SteraMist® Complete Room System. The new warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory - quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $151,000.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on Nasdaq Capital Market under the symbol “TOMZ.”

Shareholders

As of March 1, 2022, there were 194 record holders of our common stock; however, we believe we have approximately 5,350 stockholders, including those held in street name. On March 25, 2022, the last reported sale price of our common stock on the Nasdaq was $0.93 per share.

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

Recent Sales of Unregistered Securities

See Form 8-K filed on September 28, 2021 relating to the issuance certain warrants to purchase shares of common stock of the Company pursuant to Regulation D of in connection with the registered direct offering of the Company.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

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

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our newly released SteraPak, among other product lines will allow us to progress further into market share, specifically for our Life Science, Hospital-HealthCare, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems (CES), routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

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

Long term, ongoing projects and validations continue to be a focus and lead to proposals and interest for our CES permanent decontamination room. As these are longer lead-time sales that can take months to design, build and implement, we expect installations to have impact to our results in 2022.

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

 For the 2022 year and beyond TOMI expects growth in SteraMist Custom Engineered Systems (CES) bids and the manufacturing and implementation of these fully automated decontamination systems. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium, they had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology, was the use of our ionized Hydrogen Peroxide (iHP) decontamination. SteraMist’s Custom Engineered System (CES) has become a leading solution to growing customer demands. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue.

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

TOMI anticipates this study will assist in the expansion of current HealthCare customers to follow the model of Gila River Health Care. Gila River is one of TOMI’s largest Healthcare customers owning a total of fourteen (14) Surface Units and Two (2) SteraPaks. The Gila River Indian Community (GRIC) is an Indian reservation in Arizona that is made up of seven (7) districts and is home to the Akimel O’oodham (Pima) and the Pee-Posh (Maricopa) tribes. Gila River Health Care, a premier Native American healthcare system, provides high quality patient care, delivering a wide variety of medical services such as general surgery, dental, and emergency medicine, as well as associated health services such as pharmacy and laboratory operations, skilled nursing and rehabilitation.

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

Business Highlights and Recent Events

Registered Direct Offering:

In September 2021, we closed a registered direct offering of shares of our common stock priced at the market, resulting in net proceeds of $4,581,651, after deducting the placement agent’s fees and other offering expenses. The proceeds from the offering were used for sales and marketing expenses associated with our products, advertising, purchase of inventory and other general corporate purposes.

Revenues:

During the first half of 2020, the COVID-19 pandemic contributed to significant increase of our customer demand and sales growth, but it also caused a decline in our revenue in most of 2021 as many of our established vertical clients were closed or required to reduce operation due to the impact of COVID-19 pandemic on their business. The markets that were negatively affected included our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential global pharmaceutical research companies. In addition, the healthcare industry shifted its focus and resources in response to the pandemic and therefore substantially reduced elective surgical and clinical related services, resulting in limited non-essential onsite personnel. These trends made it difficult for us to demo our equipment and execute our sales and marketing strategies. In addition, our customers have limited budgets for newer technologies. As we move out of the pandemic, many companies throughout the world are including pandemic preparedness in their operation plans. The United States has earmarked federal funds for disinfection.

During 2021, our vendors and customers experienced supply and logistic related challenges which negatively impacted procurement, manufacturing lead times and transit times, which contributed to the delayed launch our SteraPak and pushed out certain capital projects involving the installation and integration of our disinfection engineered systems into our customers’ facilities.

While the pandemic created short term volatility in our year over year revenue, it also contributed to a rapid expansion of our customer base and overall brand recognition in the industry. Over the last two years, we have grown our user base substantially, which contributed to the growth in our solution revenue and recurring orders. Our solution sales for 2021 were down compared to 2020 due to the spike in demand at the onset of the COVID-19 pandemic in 2020. However, our solution revenue grew by 48% in 2021 as compared to 2019 due to the expansion of users we acquired over the last two years. In addition, our customer recurring solution orders increased 63% in 2021 as compared to 2019 prior to the pandemic. We believe this positive trend demonstrate a wider adoption of our technology in the marketplace which is consistent with our long-term business strategy.

During the years ended December 31, 2021, and 2020, our revenue declined by 69%. Our overall revenue, grew by 22% for the year ended December 31, 2021, when compared to the year ended December 31, 2019, our last full calendar year prior to the pandemic. The 2021 verse 2019 growth fell short of our expectations due to certain projects in our sales pipeline that were deferred into our 2022 calendar year as a result of supply chain issues with our customers and vendors.

During the second half of 2021, we began to see positive signs from our prospective and existing customers as businesses began to reopen their standard business operations and locations, which has bolstered our future sales pipeline and led to 20% growth in our revenue for the last six months of 2021 when compared to the first six months of 2021.

In December 2021, we announced the launch of our Amazon store where we featured the SteraPak and BIT solution. As the most cost effective SteraMist system, the SteraPak is primed to effectively target both businesses and consumer end users, making it, we believe, ideal flagship SteraMist product for sale on Amazon. Amazon is also an excellent branding opportunity for our new product.

We continue to gain market share in the Life Science and Pharmaceutical industries where our brand name and technology is well known and respected. We continue to see demand for our iHP Customer Engineered Systems. During the third quarter of 2021, we received an order by a major pharmaceutical company in Europe to build an iHP Customer Engineered System which was delivered and permanently installed into their facility in the fourth quarter of 2021. In addition, in July 2021, we received a purchase order from a global biopharmaceutical company for our SteraMist Environment system and its validation service. After creating a new companywide decontamination standard for this biopharmaceutical company TOMI has received an order for a new facility resulting in an opportunity to expand with this company to multiple locations across the world. As we begin 2022, we are seeing continued positive trends and have received orders for our custom engineered systems of approximately $1,307,000 which will be recognized in our current (2022) calendar year.

We expect increased revenues in 2022 when compared to 2021 due to the launch of our new products, specifically our backpack solution ("SteraPak") across all verticals, continued expansion of our existing products with our existing customers and increased solution sales as the world exits the pandemic. We believe that our Customer Engineered Systems (CES) will add significant revenue in 2022.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. This pandemic has provided us with the confidence to develop a clear strategy to develop and manufacture additional products to add to our portfolio. In addition, we continue to move our BIT technology as a standard in disinfection and decontamination globally. This should lead to increased market share, profitability, and capability strength. Our products are an environmentally friendly solution and process which address the concerns of sustainability. Customers are requesting and discussing the positive results of our product and the environmentally friendly results compared to the caustic results of other disinfectants.

Dangerous pathogens still exist and will exist long after we recover from this pandemic. While the United States and most of the world is currently recovering from the SARS CoV-2 coronavirus outbreak, there are many pathogens which are respiratory in nature that are still a looming threat; these cases are occurring globally to this day. We believe SteraMist can mitigate and reduce the impact of the next pandemic as it has already proved during the outbreaks of Ebola, MERS and recently with SARS CoV-2 pandemic. We believe the need for a speedy comprehensive mechanical disinfectant like SteraMist cannot be stressed enough and should be included as the new norm of cleaning.

2021 Highlights:

On August 4, 2021, we introduced our SteraPak, which was launched in September 2021 and made available on Amazon in December 2021. The Company is currently marketing the SteraPak product through all divisions.

On August 10, 2021, we secured a project to install an iHP Custom Engineered System (CES) for a major pharmaceutical company in Europe and are currently working with their locations in Brazil, Mexico, Germany, and Canada to purchase and implement SteraMist as their standard decontamination solution.

On September 13, 2021, we launched a new Amazon store for the recently launched SteraPak, in the USA.

On September 16, 2021, our technology has passed the EN 17272 evaluation. The EN 17272 is the European standard for airborne room disinfection in the form of gas, steam and/or aerosol.

On September 27, 2021, we entered into definitive agreements with several institutional investors for the issuance and sale of 2,869,442 shares of its common stock in a registered direct offering priced at-the-market under Nasdaq rules

On October 5, 2021, we received a purchase order from a multinational top five pharmaceutical company.

On October 11, 2021, we obtained EPA registration for its 0.35% hydrogen peroxide BIT Solution, an all-in-one disinfectant for use across the entire food supply chain.

As conferences and tradeshows are reopening for companies to exhibit live, TOMI will be attending multiple shows across the country in 2022. It is critical for TOMI to perform live demonstrations to showcase the difference between our SteraMist iHP technology and our competitors. TOMI looks forward to making a large impact with live demonstrations of SteraMist disinfection technology throughout our multiple divisions.

2022 Highlights to Date:

TOMI recently received purchase orders, acceptance of CES proposals, and completed the supplier questionnaire (the first step to receiving a purchase order) for CES’s of approximately $1.3M. These orders include a multi-national pharmaceutical company who locally has chosen SteraMist in two of their areas requiring superior decontamination. The latter is a renowned institute that focuses on immunology and infection disease.

Research Studies:

The EPA has registered our 0.35% hydrogen peroxide product for the use in green houses, pre harvests and post harvests. We continue to pursue acceptance of the additional 1% hydrogen peroxide label with the EPA for direct food application. Due to the pandemic, there have been significant delays by U.S. regulatory agencies in approving new submissions, including TOMI's new 1% registration.

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

We continue to work with our German aircraft partner and Boeing in a third-party test required for the aviation industry. We will incur no costs for this work as both testing partners are clients. We anticipate the testing will be completed in the first quarter of 2022.

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

October 2021, Applied Biosafety published a paper titled “Mechanisms of Sporicidal Activity Induced by Ionized Hydrogen Peroxide in the Spores of Bacillus astrophaeus.” This study reviewed the effects of iHP on the structure of the spores of Bacillus atrophaeus by observing its effects using transmission electron microscopy (TEM) and by evaluating the existence of DNA damage by fiuorescence-based quantitative polymerase chain reaction (qPCR). The results of the qPCR analysis showed two initial stages of damage to DNA with very noticeable damage at 12 h contact time, which confirms the observations of the TEM micrographs for the B. atrophaeus spores. In short, the study demonstrated damage to the spore core DNA.

We have participated in a large multi-year federal funded study, known as the “SHIELD study” that compares hospital manual cleaning to a SteraMist® mechanical cleaning. Preliminary results collected by the current hospitals in the study is showing a decrease in the transference of pathogens resulting in HAIs and Clostridium difficile infections in the rooms that used SteraMist® for their terminal clean, as compared to the rooms that have been manually cleaned. Sufficient data has been collected to complete the study in 2021, and we expect that data to be provided to the examiners with a published paper to soon follow.

Product Development:

As many industrial companies are reducing R&D and capital expenditures spending due to the economic impact of the pandemic, TOMI continues its capital and operating expenditures. We have orders for supplies and materials that are required in our equipment and are prepared to continue the manufacturing of all our products and should not be impacted by supply and material shortages. Further, TOMI has multiple suppliers, outsourced engineers, and software programmers to turn to for the manufacturing and installation of its SteraMist products.

For the 2022 year and beyond TOMI expects measurable growth in winning SteraMist Custom Engineered Systems (CES) bids and the manufacturing and implementation of these fully automated decontamination systems. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium, they had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology, was the use of ionized Hydrogen Peroxide (iHP) decontamination. SteraMist’s Custom Engineered System (CES) has become a leading solution to growing customer demands. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI has further improved the system. The CES eliminates issues such as human error, improves accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime.

We are in the process of developing two new product lines:

The Select Plus:

The Select Plus remains in the final design phase. This is a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will allow for enhanced flexibility by using a single rotating applicator to decontaminate full-room to small-space volume with more robust process controls. In addition, this product will be smaller and lighter than its current Select model. We developed this product line in collaboration with Catalent. As Catalent has been working closely and directly with the TOMI Tech team, three location facilities already have purchase orders in approval with their procurement office.

The Transport CES:

The Transport CES has been designed for the transportation market, specifically ambulances and boxed EMS vehicles. The Transport CES is a simple timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. We believe the implementation of this product and our patented non-corrosive iHP technology should replace the number one competitor in this marketplace, which uses an extremely harsh chemical. We expect this product to roll out during 2022 fiscal year. Currently, one of our large hospital healthcare system customers has budgeted to implement the Transport CES into their fleet of ambulances.

This latest designed CES will use a 5-gallon container of BIT Solution. This is in addition to our original 55-gallon drums used by current CES customers. Our mobile units continue to use the 1-gallon BIT Solution containers sold in a case of 4, and for the SteraPak we use a 32-ounce bottle sold in a case of 8. TOMI logistics has also implemented a 10-liter bottle for the initial purchase by a top 5 global bio-pharmaceutical company we announced in early October 2021. All BIT Solution options remain secure and protected with our RFID reader and label during usage.

Supply Chain:

We have orders for supplies and materials that are required in our equipment and are prepared to continue the manufacturing of all our products. Further, TOMI has multiple suppliers, outsourced engineers, and software programmers to turn to for the manufacturing and installation of its SteraMist products to reduce the risks associated with the current supply chain environment.

Financial Operations Overview

Our financial position as of December 31, 2021 and 2020, respectively, was as follows:

	December 31, 2021	December 31, 2020
Total shareholders’ equity	$13,595,000	$13,203,000
Cash and cash equivalents	$5,317,000	$5,199,000
Accounts receivable, net	$1,965,000	$3,717,000
Inventories, net	$4,743,000	$3,782,000
Prepaid expenses	$344,000	$421,000
Vendor Deposits	$289,000	$389,000
Other Receivables	$236,000	$199,000
Current liabilities	$1,816,000	$2,203,000
Long-term liabilities	$861,000	$1,364,000
Working Capital	$11,077,000	$11,503,000

During the year ended December 31, 2021, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $3,825,000.

•	Net cash used in investing activities $638,000.

•	Gain upon debt extinguishment of $415,000.

•	Net proceeds from the sale of stock and warrants of $4,582,000

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For The Years Ended December 31,		Change
	2021	2020	$
Revenue, Net	$7,754,000	$25,028,000	$(17,274,000)
Gross Profit	4,587,000	15,043,000	(10,456,000)
Total Operating Expenses (1)	9,511,000	10,534,000	(1,023,000)
Income (Loss) from Operations	(4,924,000)	4,509,000	(9,433,000)
Total Other Income (Expense)	415,000	(40,000)	455,000
Provision for (benefit from) Income Taxes	(74,000)	77,000	(151,000)
Net Income (Loss)	$(4,435,000)	$4,392,000	(8,827,000)
Basic Net Income (Loss) per share	$(0.25)	$0.27	$(0.52)
Diluted Net Income (Loss) per share	$(0.25)	$0.23	$(0.48)

(1)	Includes $18,000 and $3,131,000 in non-cash equity compensation expense for the years ended December 31, 2021 and 2020, respectively.

Sales

During the years ended December 31, 2021 and 2020, we had net revenue of approximately $7,754,000 and $25,028,000, respectively, representing a decrease in revenue of approximately $17,274,000.

We experienced a significant decline in our revenue for the year ended December 31, 2021 as compared to the same prior year periods primarily due to the significant increase of demand caused by the onset of COVID-19 pandemic in the first half of 2020. We were positioned well to respond to the pandemic related spike in demand due to our inventory levels and increased production capacity, which led to substantial revenue growth in the first and second quarter of 2020. However, during the second half of 2020 and early 2021, many of our established vertical clients were closed or required to reduce operation due to the impact of COVID-19 pandemic on their businesses. The markets that were negatively affected included our life sciences clients that were nonessential, University and privately owned vivarium labs, and many nonessential pharmaceutical research companies globally. In addition, the healthcare industry has shifted virtually all of its focus and resources in response to the pandemic and therefore substantially reduced elective surgical and clinical related services, resulting in limited non-essential onsite personnel. These trends made it more difficult for us to demo our equipment and execute our sales and marketing strategies.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities, including continuing focus on cleaning and disinfection protocols of existing and new customers.

Net Revenue

Product and Service Revenue

	For The Years Ended December 31,		Change
	2021	2020	$
SteraMist Product	$6,179,000	$22,971,000	$(16,792,000)
Service and Training	1,575,000	2,057,000	(482,000)
Total	$7,754,000	$25,028,000	$(17,274,000)

SteraMist product-based revenues for the years ended December 31, 2021 and 2020, were $6,179,000 and $22,971,000, representing a decrease of $16,792,000 when compared to the same prior year period.

Our service-based revenue for the years ended December 31, 2021 and 2020, was $1,575,000 and $2,057,000, respectively, representing a year over year decrease of $482,000.

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2021	2020	$
United States	$6,403,000	$18,367,000	$(11,964,000)
International	1,351,000	6,661,000	(5,310,000)
Total	$7,754,000	$25,028,000	$(17,274,000)

Our domestic revenue for the years ended December 31, 2021 and 2020, was $6,403,000 and $18,367,000, respectively, a decrease of $11,964,000 when compared to the same prior year period.

Internationally, our revenue for the years ended December 31, 2021 and 2020, was approximately $1,351,000 and $6,661,000, respectively, representing a decrease of $5,310,000.

Cost of Sales

	For The Years Ended December 31,		Change
	2021	2020	$
Cost of Sales	$3,167,000	$9,985,000	(6,818,000)

Cost of sales was $3,167,000 and $9,985,000 for the years ended December 31, 2021 and 2020, respectively, a decrease of $6,818,000, compared to the prior year. The primary reason for the decline in cost of sales is attributable to lower sales and revenue in the current year. Our gross profit as a percentage of sales for the years ended December 31, 2021 was 59.2% compared to 60.1% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales. In the prior year period and due to the pandemic, there was a higher concentration of solution-based revenue due to panic buying and hoarding of disinfection products by our clients as our solution sales carried a higher gross profit.

Professional Fees

	For The Years Ended December 31,		Change
	2021	2020	$
Professional Fees	$538,000	$681,000	$(143,000)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $538,000 and $681,000 for the years ended December 31, 2021 and 2020, respectively, a decrease of approximately $143,000 in the current year period. The decrease is attributable to additional professional fees in connection with the maintenance of our intellectual property that occurred in the same prior year period and legal costs incurred in connection with our up-listing to Nasdaq.

Depreciation and Amortization

	For The Years Ended December 31,		Change
	2021	2020	$
Depreciation and Amortization	$295,000	$720,000	$(425,000)

Depreciation and amortization were approximately $295,000 and $720,000 for the years ended December 31, 2021 and 2020, respectively, representing a decrease of $425,000. The decline is due to intangible assets that became fully amortized in 2020 which has led to a lower amortization expense in the current year period.

Selling Expenses

	For The Years Ended December 31,		Change
	2021	2020	$
Selling Expenses	$1,674,000	$1,247,000	$427,000

Selling expenses for the year ended December 31, 2021 were approximately $1,674,000, as compared to $1,247,000 for the year ended December 31, 2020, representing an increase of approximately $427,000. The increase in selling expense is attributable to a higher employee headcount and the related increase in payroll as well as increased advertising and marketing costs incurred in the current year period. We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers.

Research and Development

	For The Years Ended December 31,		Change
	2021	2020	$
Research and Development	$573,000	$455,000	$118,000

Research and development expenses for the year ended December 31, 2021 were approximately $573,000, as compared to $455,000 for the year ended December 31, 2020, representing an increase of approximately $118,000. The increase in research and development expenses is attributable to new product development and increased testing.

Consulting Fees

	For The Years Ended December 31,		Change
	2021	2020	$
Consulting Fees	$326,000	$327,000	$(1,000)

Consulting fees were $326,000 and $327,000 for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expense

	For The Years Ended December 31,		Change
	2021	2020	$
General and Administrative	$6,104,000	$7,103,000	$(999,000)

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs and bad debt expense.

General and administrative expense was $6,104,000 and $7,103,000 for the years ended December 31, 2021 and 2020, respectively, a decrease  of $999,000 in the current year period. The increase in general and administrative expense is primarily attributable to increase in our allowance for doubtful accounts receivable, higher insurance and listing fees associated with the up-listing to the Nasdaq Capital Market as well as a higher employee headcount resulting in an increase in wages.

Other Income and Expense

	For The Years Ended December 31,		Change
	2021	2020	$
Gain Upon Debt Extinguishment	415,000	-	415,000
Interest Income	1,000	3,000	(2,000)
Interest Expense	(1,000)	(44,000)	43,000
Other Income (Expense)	$415,000	$(41,000)	$456,000

Gain upon debt extinguishment of $415,000 in connection with the forgiveness of a loan payable received under the Payroll Protection Program of the CARES Act.

Interest income was approximately $1,000 and $3,000 for the years ended December 31, 2021 and 2020, respectively.

Interest expense was $1,000 and $44,000 for the years ended December 31, 2021 and 2020, respectively.

Provision for Income Taxes

	For The Years Ended December 31,		Change
	2021	2020	$
Provision for Income Tax Expense (Benefit)	$(74,000)	$77,000	$(151,000)

Income tax benefit was $74,000 for the year ended December 31, 2020 and provision for income tax expense was $77,000 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of approximately $5,300,000 and working capital of $11,077,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all. We have no plans of incurring any debt or equity financing.

In September 2021, we sold 2,869,442 shares of common stock through a registered direct offering to certain institutional investors and issued warrants to purchase 1,434,721 shares of common stock in a concurrent private placement. We received net proceeds from the transaction of $4,581,651, after deducting the placement agent’s fees and other offering expenses. The Warrants are exercisable at an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

For the year ended December 31, 2021, we incurred a loss from operations of ($4,924,000) and for the year ended December 31, 2020, we generated income from operations of $4,509,000. Cash used in operations for the year ended December 31, 2021, was ($3,825,000). Cash provided from operations was $4,578,000 for the year ended December 31, 2020.

A breakdown of our statement of cash flows for the year ended December 31, 2021 and 2020 is provided below:

	For the Year Ended December 31,
	2021	2020
Net Cash Provided By (Used) in Operating Activities	$(3,825,000)	$4,578,000
Net Cash Used in Investing Activities	$(638,000)	$(401,000)
Net Cash Provided By Financing Activities:	$4,582,000	$124,000

Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $3,825,000, compared to cash provided by operations for the year ended December 31, 2020 of $4,578,000.

Investing Activities

Cash used in investing activities for the years ended December 31, 2021 and 2020 was $638,000 and $401,000, respectively.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2021 and 2020 was $4,582,000 and $124,000 respectively. The cash provided by financing activities increased as a result of the proceeds we received in connection with the sale of our common stock and warrants.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

•	ramp up and expansion of our internal sales force and manufacturers’ representatives;

•	length of our sales cycle;

•	global response to the outbreak of COVID-19 Pandemic;

•	expansion into new territories and markets; and

•	timing of orders from distributors.

We could incur operating losses and an increase of costs related to the continuation of product and technology development, sales expense as we continue to grow our sales teams, inventory as we continue to ensure we have products needed and geographic presence, tooling capital expenditures as we ramp up and streamline our production and administrative activities including compliance with the Sarbanes-Oxley Act of 2002 Section 404.

Management has taken and will endeavor to continue to take a number of actions in order to improve our results of operations and the related cash flows generated from operations in order to strengthen our financial position, including the following items:

•	expanding our label with the EPA to further our product registration internationally;

•	continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in all verticals;

•	continue research and development and add new products to our “Stera” product line;

•	source alternative lower-cost suppliers;

•	expansion of international distributors; and

•	continued growth in all of our verticals.

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

Contract Balances

As of December 31, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Leases

We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months, in accordance with ASC 842. We utilize the short-term lease recognition exemption for all asset classes as part of our on-going accounting under ASC 842. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease.

As a lessee, we utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation. In determining the discount rate to use in calculating the present value of lease payments, we used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

We have also elected the practical expedient to not separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of our lease components for balance sheet purposes. Furthermore, all variable payments included in lease agreements will be disclosed as variable lease expense when incurred. Generally, variable lease payments are based on usage and common area maintenance. These payments will be included as variable lease expense when recognized.

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

On December 30, 2020, we received shareholder approval to amend and restate the 2016 Equity Incentive Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

Concentrations of Credit Risk

 Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

 We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU is currently not expected to have a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. We adopted ASU 2019-12 starting 2021, which did not have a material impact on our consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page F-1, and are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See disclosures set forth in Item 14 below regarding change of independent registered public accounting firm and such disclosures are incorporated herein by reference to this Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management has concluded that, as of as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below. .

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective as a result of the material weakness described below. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm as we are not an accelerated filer, nor a large accelerated filer.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management have concluded that, as of December 31, 2021, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements relating to bad debt. Specifically, we noted the following

•	We did not design or maintain effective controls with respect to the review of the accounting for bad debt reserves, including maintaining effective controls to prevent or detect errors in the assessment of bad debt reserves. Specifically, our policy for bad debt reserves was primarily based on customer relationships and managements view of the collectability of the receivables. The bad debt expense analysis resulted in a material adjustment to accounts receivable and bad debt expense for the year ended December 31, 2021.

•	We did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves.

These control deficiencies did not result in a misstatement to our consolidated financial statements for the year ended December 31, 2021 following the adjustment to accounts receivable as discussed above. However, these control deficiencies, if not remediated, could result in a misstatement to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above. Specifically, we are revising our bad debt reserve policy to consider the time of the balances outstanding along with the credit worthiness of the customer and revising our review and approval policies and procedures to include segregation of duties and approvals.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 8, 2022 are presented below.

Name	Age	Position
Halden S. Shane	77	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	42	Chief Operating Officer and Director
Nick Jennings	44	Chief Financial Officer
Walter C. Johnsen	71	Director
Kelly J. Anderson	54	Director
Lim Boh Soon	66	Director

Halden S. Shane: Dr. Shane has been our Chief Executive Officer and Chairman of the Board since October 15, 2007, when we commenced our current operations. Dr. Shane also served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane resigned all positions and closed Tiger Management International in 2009. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced Podiatric Surgery specializing in ankle arthroscopy. Dr. Shane received his Bachelor of Science degree from the University of Miami in 1969, his Bachelor of Medical Science degree from California College of Podiatric Medicine in 1971, and his Doctor of Podiatric Medicine Degree from the California College of Podiatric Medicine in 1973. He is Board Certified by the American Board of Podiatric Surgery, American Board of Orthopedics, and the American Board of Quality Assurance and Review. Dr. Shane’s extensive expertise and business experience in the medical and finance industry, as well as his knowledge of our day-to-day operations and strategic initiatives provide our Board of Directors with valuable insights and in-depth understanding of our Company.

Elissa J. Shane: Ms. Shane has been our Chief Operating Officer since January 2018. On July 30, 2021, at the recommendation of the Nominating and Governance Committee, the Board appointed Ms. Elissa J. Shane to serve as a member of the Board. Previously, she served as our Chief Regulatory and Compliance Officer from September 2015 to December 2017 and as our Corporate Secretary in 2016. From January 2014 to September 2015, Ms. Shane served as a paralegal with Levi Lubarsky Feigenbaum & Weiss LLP, where she worked with the firm’s managing partners and staff attorneys and directed all operational aspects of the litigation cycle from inception through appeal. From September 2009 to January 2014, she served as a paralegal with Olshan Frome Wolosky LLP, where she managed all regulatory and compliance issues, litigation procedures and advertising and promotional matters. Ms. Shane received a B.A. in Psychology and Communications with a minor in Economics from the University of Southern California in 2001.

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

Kelly J. Anderson: Ms. Anderson has been one of our directors since January 29, 2016. Ms. Anderson is the Chief Executive Officer of CXO Executive Solutions, LLC, a provider of executive services. Between 2015 and July 2020, Ms. Anderson served a partner in C Suite Financial Partners, a financial consulting services company dedicated to serving private, public, private equity, entrepreneurial, family office and government-owned firms in all industries. Ms. Anderson is an inactive California CPA and a 1989 graduate of the College of Business and Economics at California State University, Fullerton. The Board concluded that Ms. Anderson’s experience in finance qualifies her to serve as one of our directors.

Dr. Lim Boh Soon: Dr. Lim Boh Soon: Dr. Lim has served as a member of the Board since January 2018. Dr. Lim has more than 25 years of experience in the banking and finance industry. For more than the past five years, he has been a fellow of the Singapore Institute of Directors and is currently an independent non-executive director on the board of two publicly listed companies on the Singapore Stock Exchange. Dr. Lim has served in various directorship roles throughout the past including with CSE Global Limited until April 2017, Across Asia Limited (Cayman Islands) until August 2017, and OUE Commercial REIT Management Private Limited until September 2019. In addition to his role with Tomi Environmental Solutions Inc., Dr. Lim holds current directorship positions with the following companies, Arise Asset Management Pte, Ltd., OUE Limited, Jumbo Group Limited, TPT Corporation (Cayman Islands), Asri Asset Management Pte. Ltd., EpicQuant Pte. Ltd., Kairos Asia Outreach, and TML FinTech Pte. Ltd. Further, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985. We believe that Dr. Lim’s experience as a director of public companies and in the finance industry qualifies him to serve on the Board.

Family Relationships

Ms. Elissa J. Shane, our Chief Operating Officer and Director, is the daughter of Dr. Halden Shane, our Chief Executive Officer and Chairman of the Board.

Board Composition

The Board currently consists of five directors divided into three classes, with each class holding office for a three-year term. Each director serves until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. Our Board is responsible for the business and affairs of our Company and considers various matters that require its approval. Our executive officers are appointed by our Board and serve at its discretion.

Audit Committee

Our Audit Committee was established in June 2009 and currently is comprised of Ms. Anderson, Mr. Johnsen and Dr. Lim. Ms. Anderson serves as chairperson of the Audit Committee. The Board has determined that Ms. Anderson qualifies as an audit committee financial expert within the meaning of SEC regulations and meets Nasdaq’s financial sophistication requirements. In making this determination, the Board has considered Ms. Anderson’s extensive financial experience and business background.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2021 and 2020, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)		All Other Compensation ($)		Total ($)

Halden S. Shane	2021	500,000	50,000	(6)	—	—		314,500	(3)	864,500
Chairman and CEO (2)	2020	400,833	—		—	2,835,090	(2)	—		3,235,923

Elissa J. Shane (4)	2021	270,000	30,000	(6)	—	—		13,500	(4)	313,500
COO	2020	226,083	40,000	(6)	—	226,950	(4)	13,500	(4)	506,533

Nick Jennings (5)	2021	175,000	20,000	(6)	—	—		—		195,000
CFO	2020	165,225	50,000	(6)	—	24,846	(5)	—		240,071

_______________

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

(3)

On February 11, 2021, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 125,000 shares of common stock, par value $0.01 (the “Common Stock”), issued to Dr. Halden S. Shane on February 11, 2014 (the “Warrant”), to provide us with an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, we repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. The Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of Our board of directors. The $314,500 is included as other compensation.

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

(6)	In January 2022, the compensation committee approved cash bonuses to the COO and CFO which were paid in January 2022. The cash bonuses were accrued for as of December 31, 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Warrants / Options Exercisable(1) (#)		Number of Securities Underlying Unexercised Warrants / Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Exercise Price(1) ($)	Expiration Date
Halden S. Shane	31,250	(3)	—	—	$0.80	7/17/2022
	437,500	(4)	—	—	$0.96	12/22/2022
	31,250	(5)	—	—	$0.64	11/19/2023
	125,000	(6)	—	—	$0.80	1/26/2024
	156,250	(7)	—	—	$1.20	1/31/2025
	12,500	(8)	—	—	$4.00	4/24/2030
	375,000	(9)	—	—	$6.95	10/01/2030
Elissa J. Shane	12,500	(10)	—	—	$0.96	1/5/2023
	31,250	(11)	—	—	$0.88	1/03/2024
	12,500	(12)	—	—	$0.96	1/03/2025
	18,750	(13)	—	—	$0.80	1/15/2025
	6,250	(14)	—	—	$4.00	4/24/2030
	31,250	(15)	—	—	$7.06	10/1/2025
Nick Jennings	6,250	(16)	—	—	$0.80	1/26/2023
	6,250	(17)	—	—	$4.00	4/24/2030

________________

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.
(2)	Warrants vested in increments of 125,000 on February 11, 2014, February 11, 2015, and February 11, 2016 and have a term of five years.
(3)	Warrants vested on July 17, 2017 and have a term of five years.
(4)	Warrants vested on December 22, 2017 and have a term of five years.
(5)	Warrants vested on November 19, 2018 and have a term of five years.
(6)	Warrants vested on January 26, 2019 and have a term of five years.
(7)	Warrants vested on January 31, 2020 and have a term of five years.
(8)	Warrants vested on April 24, 2020 and have a term of ten years.
(9)	Warrants vested on October 01, 2020 and have a term of ten years.
(10)	Options pursuant to the 2016 Plan vested on January 5, 2018 and have a term of five years.
(11)	Options pursuant to the 2016 Plan vested on January 3, 2019 and have a term of five years.
(12)	Options pursuant to the 2016 Plan vested on January 3, 2020 and have a term of five years.
(13)	Options pursuant to the 2016 Plan vested on January 15, 2020 and have a term of five years.
(14)	Warrants vested on April 24, 2020 and have a term of ten years.
(15)	Options pursuant to the 2016 Plan vested on October 01, 2020 and have a term of five years.
(16)	Options pursuant to the 2016 Plan vested on January 26, 2018 and have a term of five years.
(17)	Warrants vested on April 24, 2020 and have a term of ten years.

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

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Harold W. Paul (1)	33,333	52,625	—	99,000	132,333
Walter Johnsen (2)	40,000	52,625	—	—	92,625
Kelly Anderson (3)	45,000	52,625	—	—	97,625
Lim Boh Soon (4)	40,000	52,625	—	—	92,625

(1)

Mr. Paul also received $99,000 in cash compensation in exchange for legal services rendered during 2021. In January 2021, we issued Mr. Paul 12,500 shares of common stock that were valued at $52,625. Mr. Paul resigned from his position as a director with the company on August 2, 2021.

(2)

Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Mr. Johnsen was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2021, we issued Mr. Johnsen 12,500 shares of common stock that were valued at $52,625.

(3)

Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Ms. Anderson was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Ms. Anderson provides for an annual fee in the amount of $45,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2021, we issued Ms. Anderson 12,500 shares of common stock that were valued at $52,625.

(4)

Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years unless re-elected or until a successor is elected, or resignation or removal. Mr Lim was re-elected to the board for a 3-year term at our 2021 annual meeting. Our agreement with Mr. Lim provides for an annual fee in the amount of $40,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2021, we issued Mr. Lim 12,500 shares of common stock that were valued at $52,625.

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

On December 30, 2020, we received shareholder approval to amend and restate the 2016 Equity Incentive Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

The following table provides information as of December 31, 2021 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	143,000	(2)	$2.66	1,599,000	(4)
Equity compensation plans not approved by security holders	940,625	(3)	$4.03	—
Total	1,073,125		$3.79	—

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.

(2)	Prior to August 25, 2015, we granted awards under the 2008 Plan.

(3)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.

(4)

On July 7, 2017, the 2016 Plan received shareholder approval, which permits the grant up to 625,000 shares of common stock. On December 30, 2020, we received shareholder approval to amend and restate the 2016 Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of February 25, 2022 for:

•	each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock or Series A preferred stock;

•	each of our directors and nominees for election to the Board;

•	each of the executive officers named in the summary compensation table; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of Voting Stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 16,811,513 shares of common stock and 63,750 shares of Series A preferred stock outstanding at February 25, 2022. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of February 25, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 8430 Spires Way., Suite N, Frederick, MD 21701.

	Shares Beneficially Owned				% of Total
	Common Stock		Series A Preferred Stock		Voting
Name of Beneficial Owner	Shares	% of Class	Shares	% of Class	Power(1)
5% Shareholders:
Lau Sok Huy(2)	2,170,139	11.0%	—	—	11.0%
Named Executive Officers and Directors:
Halden S. Shane(1)(3)	4,052,664	19.0%	63,750	100.0%	21.2%
Elissa J. Shane(4)	437,664	2.1%	—	—	2.0%
Nick Jennings(5)	79,019	*	—	—	*
Walter Johnsen(6)	68,750	*	—	—	*
Kelly Anderson(7)	68,750	*	—	—	*
Lim Boh Soon(8)	123,774	*	—	—	*
Executive Officers and Directors as a Group (9)	4,830,620	22.6%	—	—	22.9%

*	Denotes ownership of less than 1%.

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class. The holders of Common Stock and Series A Preferred Stock are each entitled to one vote per share.

(2)	Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.

(3)

Consists of: (i) 2,523,914 shares of Common Stock held of record by Dr. Shane; (ii) 187,500 shares of Common Stock held of record by the Shane Family Trust; (iii) 125,000 shares of Common Stock held of record by Belinha Shane; and (iv) 1,341,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Dr. Shane that are exercisable or will become exercisable within 60 days of February 25, 2022. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(4)

Consists of: (i) 236,414 shares of Common Stock held of record by Ms. Shane; and (ii) 201,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Ms. Shane that are exercisable or will become exercisable within 60 days of February 25, 2022.

(5)

Consists of: (i) 26,519 shares of Common Stock held of record by Mr. Jennings; and (ii) 52,500 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Mr. Jennings that are exercisable or will become exercisable within 60 days of February 25, 2022.

(6)

Consists of: (i) 68,750 shares of Common Stock held of record by Mr. Johnsen; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of February 25, 2022.

(7)

Consists of: (i) 68,750 shares of Common Stock held of record by Ms. Anderson; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of February 25, 2022.

(8)	Consists of 123,774 shares of Common Stock held of record by Dr. Lim.

(9)

Consists of: (i) 3,229,370 shares of Common Stock; (ii) 1,181,250 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock; and (iii) 420,000 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of February 25, 2022.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Independence of the Board

Based upon information submitted by Mr. Johnsen, Ms. Anderson, and Dr. Lim, the Board has determined that each of them is “independent” under Nasdaq corporate governance rules. Dr. Shane and Elissa Shane are not independent directors as they are employees of the Company. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

On August 30, 2021, the Audit Committee of the Company determined that it is in the best interest of the Company to change the Company’s independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C. (“Wolinetz, Lafazan & Company”), because the lead partner announced his decision to resign for personal reasons, and the firm would no longer have sufficient resources to continue to serve as the Company’s independent registered public accounting firm. Accordingly, the Audit Committee terminated the engagement of Wolinetz, Lafazan & Company, effective as of August 30, 2021.

The reports of Wolinetz, Lafazan & Company on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During two fiscal years ended December 31, 2020 and the subsequent interim period through August [30], 2021, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with Wolinetz, Lafazan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Wolinetz, Lafazan & Company’s satisfaction, would have caused Wolinetz, Lafazan & Company to make reference to the subject matter thereof in connection with its reports on the financial statements of the Company for such years. In addition, during the two fiscal years ended December 31, 2020 and the subsequent interim period through August 30, 2021, there were no reportable events as described under Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Wolinetz, Lafazan & Company with a copy of a Current Report on Form 8-K announcing the resignation and appointment, and requested that Wolinetz, Lafazan & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of Wolinetz, Lafazan & Company’s letter, dated September 1, 2021, was attached hereto as Exhibit 16.1 to the Form 8-K.

Effective as of August 30, 2021, the Audit Committee approved the engagement of Rosenberg Rich Baker Berman, P.A as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ending December 31, 2021 subject to Rosenberg Rich Baker Berman, P.A. completion of its standard client acceptance procedures.

During the years ended December 31, 2020 and December 31, 2019 and the subsequent interim period through August 30, 2021, the Company did not consult with Rosenberg Rich Baker Berman, P.A. with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by Rosenberg Rich Baker Berman, P.A. that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a disagreement or a “reportable event.”

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firms, Wolinetz, Lafazan & Company and and Rosenberg Rich Baker Berman, P.A, during the 2021 and 2020 fiscal years:

	For the Fiscal Years Ended December 31,
	2021	2020
Audit Fees (1)	$161,000	$138,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$161,000	$138,000

(1)

Audit Fees- Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees- Audit-related fees represent professional services rendered for assurance and related services by Wolinetz, Lafazan & Company, P.C. and Rosenberg Rich Baker Berman, P.A that were reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax Fees- Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

(4)

All Other Fees- All other fees represent fees billed for products and services provided by Wolinetz, Lafazan & Company, P.C and Rosenberg Rich Baker Berman, P.A other than the services reported for the other categories.

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

DATED: March 29, 2022	TOMI ENVIRONMENTAL SOLUTIONS, INC.

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

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive	March 29, 2022
Halden S. Shane	Officer (Principal Executive Officer)

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial	March 29, 2022
Nick Jennings	Officer and Principal Accounting Officer)

/s/ ELISSA J. SHANE	Director	March 29, 2022
Elissa J. Shane

/s/ WALTER C. JOHNSEN	Director	March 29, 2022
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	March 29, 2022
Kelly J. Anderson

/s/ LIM BOH SOON	Director	March 29, 2022
Lim Boh Soon

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	11/07/11	3
3.3	Articles of Amendment of Articles of Incorporation of the Registrant, effective September 10, 2020	8-K	000-09908	9/14/20	3.1
3.4	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.5	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-3	333-249850	11/4/20	4.1
4.2	Description of Registrants Securities					X
4.3	Form of Warrant to Purchase Common Stock	10-Q	000-09908	05/17/21	4.1
4.4	Form of Non-Qualified Stock Option Agreement	10-Q	000-09908	05/17/21	4.2
4.5	Form of Common Stock Purchase Warrant	8-K	000-09908	09/26/21	4.1
4.6	Form of Placement Agent Warrant	8-K	000-09908	09/26/21	4.2
10.1+	Amended and Restated 2016 Equity Incentive Plan, as adopted by the Registrant’s stockholders on December 30, 2020	DEF 14A	001-39574	12/2/20	Appendix A
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1

10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3

10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.8+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/8/18	10.1
10.9	Form of Securities Purchase Agreement dated as of September 26, 2021, between the Registrant and the purchasers named therein	8-K	000-09908	09/26/21	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/09	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TOMI Environmental Solutions, Inc. (the Company) as of year ended December 31, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flow for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for doubtful accounts

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts against its accounts receivable balances based on the future estimated credit losses. As of December 31, 2021, the allowance for doubtful accounts was $1.7 million, or 47% of total accounts receivable. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, and economic trends and conditions. We identified the estimates used to determine the allowance for doubtful accounts as a critical audit matter.

We have identified the evaluation of the Company’s estimation of allowance for doubtful accounts as a critical audit matter. There is a high degree of subjectivity in assessing the assumptions, which are used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management's assessment of the completeness and accuracy of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate.

Our audit procedures related to the allowance for doubtful accounts included:

•

Testing the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2021 by recalculating the historical loss rates for each risk pool, as well as recalculating the aging of receivables based on underlying source documentation.

•

Recomputing current and historical collection rates for customer receivable balances and comparing the historical loss rates against the current period estimated loss rates within the respective risk pools, and performing a retrospective analysis of the subsequent collections on customer receivables with certain risk characteristics,

•

Evaluating the reasonableness of management’s qualitative adjustments against the allowance for doubtful accounts by obtaining corroborating evidence which supports the adjustments and assumptions made by management in determining the allowance.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2021.

Somerset, New Jersey

March 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TOMI Environmental Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company generates revenue primarily from the manufacture, license, service and sale of its products.  The Company’s contracts with customers may include multiple performance obligations.  The Company enters into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations.  Management applies significant judgment in identifying and accounting for each performance obligation as a result of evaluating terms and conditions in contracts. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter include the following:

•	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

•	Identification of specific or key contract terms that may impact the timing and amount of revenue recognized.

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

•

Considering the effectiveness of controls relating to the revenue recognition process, including controls over the identification and evaluation of the contractual terms and conditions that impact the identification of performance obligations and determination of revenue recognition.

•

Testing the completeness and accuracy of management’s identification and evaluation of the terms and conditions in contracts with customers by examining customer agreements on a test basis including reviewing and evaluating management’s identification of performance obligations.

WOLINETZ, LAFAZAN & COMPANY, P.C.

We have served as the Company's auditor since 2004.

Rockville Centre, NY

March 30, 2021

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020(1)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,317,443	$5,198,842
Accounts Receivable - net	1,964,776	3,716,701
Other Receivables	235,904	198,951
Inventories (Note 3)	4,743,280	3,781,515
Vendor Deposits (Note 4)	288,586	388,712
Prepaid Expenses	343,573	421,305
Total Current Assets	12,893,562	13,706,027

Property and Equipment – net (Note 5)	1,488,319	1,298,103

Other Assets:
Intangible Assets – net (Note 6)	956,284	722,916
Operating Lease - Right of Use Asset (Note - 7)	583,271	631,527
Capitalized Software Development Costs - net (Note 8)	10,476	52,377
Other Assets	341,006	358,935
Total Other Assets	1,891,037	1,765,755
Total Assets	$16,272,918	$16,769,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,054,040	$1,501,469
Accrued Expenses and Other Current Liabilities (Note 13)	664,608	501,849
Customer Deposits	6,000	118,880
Current Portion of Long-Term Operating Lease (Note 7)	91,775	81,223
Total Current Liabilities	1,816,423	2,203,421

Long-Term Liabilities:
Loan Payable (Note 15)	-	410,700
Long-Term Operating Lease, Net of Current Portion (Note 7)	861,415	953,190
Total Long-Term Liabilities	861,415	1,363,890
Total Liabilities	2,677,838	3,567,311

	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at December 31, 2021 and December 31, 2020	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,680,955 and 16,761,513 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	196,810	167,615
Additional Paid-In Capital	56,941,209	52,142,399
Accumulated Deficit	(43,543,576)	(39,108,078)
Total Shareholders’ Equity	13,595,080	13,202,574
Total Liabilities and Shareholders’ Equity	$16,272,918	$16,769,885

The accompanying notes are an integral part of the consolidated financial statements.

(1)

Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2021	2020 (1)

Sales, net	$7,753,582	$25,027,637
Cost of Sales	3,166,891	9,985,046
Gross Profit	4,586,691	15,042,591

Operating Expenses:
Professional Fees	538,093	681,377
Depreciation and Amortization	294,665	719,760
Selling Expenses	1,674,466	1,247,444
Research and Development	572,700	455,046
Consulting Fees	326,614	327,232
General and Administrative	6,104,363	7,102,942
Total Operating Expenses	9,510,901	10,533,801
Income (loss) from Operations	(4,924,210)	4,508,789

Other Income (Expense):
Gain Upon Debt Extinguishment	414,583	-
Interest Income	1,076	2,915
Interest Expense	(1,034)	(43,538)
Total Other Income (Expense)	414,625	(40,623)

Income (loss) before income taxes	(4,509,585)	4,468,166
Provision for Income Taxes (Note 16)	(74,086)	77,000
Net Income (loss)	$(4,435,499)	$4,391,166

Net income (loss) Per Common Share
Basic	$(0.25)	$0.27
Diluted	$(0.25)	$0.23

Basic Weighted Average Common Shares Outstanding	17,538,994	16,512,126
Diluted Weighted Average Common Shares Outstanding	17,538,994	18,757,509

(1)

Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020 (1)

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2020	63,750	$638	15,587,552	$155,876	$44,232,274	$(43,499,244)	$889,543
							-
Equity Compensation					3,158,175		3,158,175
Common Stock Issued for Services Provided			50,500	505	49,685		50,190
Conversion of Notes Payable into Common Stock			1,041,667	10,417	4,489,584		4,500,000
Warrants and Options Exercised			79,296	793	212,707		213,500
Reverse stock split adjustment			2,499	25	(25)		-
Net Income						4,391,166	4,391,166
Balance at December 31, 2020	63,750	$638	16,761,514	$167,616	$52,142,399	$(39,108,078)	$13,202,574

Equity Compensation					18,354		18,354
Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Common Stock Issued in Private Placement			2,869,442	28,694	4,552,957		4,581,651
Net (Loss)						(4,435,499)	(4,435,499)
Balance at December 31, 2021	63,750	$638	19,680,955	$196,810	$56,941,209	$(43,543,576)	$13,595,080

(1)

Share amounts with respect to the common stock and Convertible Series A Preferred Stock have been retroactively restated to reflect the reverse split thereof, which was effected as of the close of business on September 10, 2020. Refer to Note 10—Equity for further information.

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash Flow From Operating Activities:
Net Income (Loss)	$(4,435,499)	$4,391,166
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	294,665	719,760
Amortization of Right of Use Asset	157,315	157,315
Amortization of Software Costs	41,902	41,900
Equity Compensation Expense	18,354	3,130,986
Value of Equity Issued for Services	228,000	50,190
Reserve for Bad Debt	1,288,000	280,000
Inventory Reserve	-	(100,000)
Gain Upon Debt Extinguishment	(414,583)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	463,925	(2,502,043)
Inventory	(961,765)	(1,388,986)
Prepaid Expenses	77,732	(233,642)
Vendor Deposits	100,126	(247,660)
Other Receivables	(36,953)	(198,951)
Other Assets	(100,149)	(294,659)
Increase (Decrease) in:
Accounts Payable	(447,429)	788,247
Accrued Expenses	166,644	78,926
Accrued Interest	-	(66,667)
Customer Deposits	(112,880)	118,880
Lease Liability	(151,088)	(146,688)

Net Cash Provided (Used) in Operating Activities	(3,823,684)	4,578,076

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(126,697)	(111,386)
Purchase of Property and Equipment	(512,669)	(289,270)
Net Cash (Used) in Investing Activities	(639,366)	(400,655)

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2021	2020
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	4,581,651	-
Proceeds from Exercise of Warrants and Options	-	213,500
Proceeds from Loan Payable	-	410,700
Repayment of Principal Balance on Convertible Note	-	(500,000)
Net Cash From Financing Activities:	4,581,651	124,200
Increase In Cash and Cash Equivalents	118,601	4,301,620
Cash and Cash Equivalents - Beginning	5,198,842	897,223
Cash and Cash Equivalents – Ending	$5,317,443	$5,198,842

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$107,356
Cash Paid for Income Taxes	$75,000	$800
Non-Cash Investing and Financing Activities:
Accrued Equity Compensation	$-	$27,189
Conversion of Note Payable into Common Stock	$-	$4,500,000
Equipment, net Transferred to Inventory	$-	$22,685
Patent and trademark costs reclassified from Other Assets	$118,078	$49,758

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

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no material effect on previously reported results of operations or financial position.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At December, 2021 and 2020 there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the years ended December 31, 2021 and 2020 was $1,605,660 and $332,027, respectively. At December 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,678,000and $390,000, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of December 31, 2021 and December 31, 2020, respectively.

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

Leases

We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months, in accordance with ASC 842. We utilize the short-term lease recognition exemption for all asset classes as part of our on-going accounting under ASC 842. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease.

As a lessee, we utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation. In determining the discount rate to use in calculating the present value of lease payments, we used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

We have also elected the practical expedient to not separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of our lease components for balance sheet purposes. Furthermore, all variable payments included in lease agreements will be disclosed as variable lease expense when incurred. Generally, variable lease payments are based on usage and common area maintenance. These payments will be included as variable lease expense when recognized.

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for both the years ended December 31, 2021 and 2020, was $41,900.

Accounts Payable

As of December 31, 2021, two vendors accounted for approximately 53% of accounts payable. As of December 31, 2020, two vendors accounted for approximately 32% of accounts payable.

For the year ended December 31, 2021, two vendors accounted for 65% of cost of sales. For the year ended December 31, 2020, two vendors accounted for 76% of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2021, and December 31, 2020, our warranty reserve was $68,000 (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) Topic 740: Income Taxes. Net deferred tax benefits have been fully reserved at December 31, 2021 and December 31, 2020. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of December 31, 2021 consisted of 3,381,021 shares of common stock issuable upon exercise of outstanding warrants, 143,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of December 31, 2020 consisted of 2,049,133 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 3.6 million and 2.2 million shares of common stock were outstanding at December 31, 2021 and 2020, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2021 due to the anti-dilutive effect on net loss per share.

	For the Years Ended December 31,
	2021	2020
Net Income (Loss)	$(4,435,499)	$4,391,166
Adjustments for convertible debt - as converted
Interest on convertible debt	-	40,689

Net income (loss) attributable to common shareholders	$(4,435,599)	$4,431,855
Weighted average number of shares of common stock outstanding:
Basic	17,538,994	16,512,126
Diluted	17,538,994	18,757,509
Net income (loss) attributable to common shareholders per share:
Basic	$(0.25)	$0.27
Diluted	$(0.25)	$0.23

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Years Ended December 31,
	2021	2020
Numerator:
Net Income (Loss)	$(4,435,599)	$4,391,166
Denominator:
Basic weighted-average shares	17,538,994	16,512,126
Effect of dilutive securities
Warrants	-	2,049,133
Convertible Debt	-	-
Options	-	132,500
Preferred Stock	-	63,750
Diluted Weighted Average Shares	17,538,994	18,757,509

Net Income (Loss) Per Common Share:

Basic	$(0.25)	$0.27
Diluted	$(0.25)	$0.23

Note: Warrants, options and preferred stock for the years ended December 31, 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For The Years Ended December 31,		Change
	2021	2020	$
SteraMist Product	$6,179,000	$22,971,000	$(16,792,000)
Service and Training	1,575,000	2,057,000	(482,000)
Total	$7,754,000	$25,028,000	$(17,274,000)

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2021	2020	$
United States	$6,403,000	$18,367,000	$(11,964,000)
International	1,351,000	6,661,000	(5,310,000)
Total	$7,754,000	$25,028,000	$(17,274,000)

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

Contract Balances

As of December 31, 2021, and December 31, 2020 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the years ended December 31, 2021 and 2020, we issued 50,000 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2021 and 2020.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2021 and 2020 were approximately $701,000 and $276,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2021 and 2020, research and development expenses were approximately $573,000 and $455,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The ASU is currently not expected to have a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. We adopted ASU 2019-12 starting 2021, which did not have a material impact on our consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	December 31, 2021	December 31, 2020
Finished goods	$4,293,080	$3,404,025
Raw Materials	450,200	377,490
	$4,743,280	$3,781,515

NOTE 4. VENDOR DEPOSITS

On December 31, 2021 and December 31, 2020, we maintained vendor deposits of $288,586 and $388,712, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

 Property and equipment consist of the following at:

	December 31, 2021	December 31, 2020
Furniture and fixtures	$357,236	$357,236
Equipment	1,688,236	1,580,743
Vehicles	60,703	60,703
Computer and software	232,017	203,704
Leasehold improvements	386,120	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	376,864	-
	3,506,176	2,993,507
Less: Accumulated depreciation	2,017,857	1,695,404
	$1,488,319	$1,298,103

For the years ended December 31, 2021 and 2020, depreciation was $283,259 and $342,523, respectively. For the years ended December 31, 2021 and 2020, amortization of tenant improvement allowance was $39,194 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $11,406 and $377,237 for the years ended December 31, 2021 and 2020, respectively.

Definite life intangible assets consist of the following:

	December 31, 2021	December 31, 2020
Intellectual Property and Patents	$3,065,584	$3,000,012
Less: Accumulated Amortization	2,868,397	2,856,991
Patents, net	$197,187	$143,021

Indefinite life intangible assets consist of the following:

Trademarks	759,097	578,895

Total Intangible Assets, net	$956,284	$722,916

Approximate future amortization is as follows:

Approximate future amortization is as follows:

Year Ended:	Amount

December 31, 2022	10,000
December 31, 2023	10,000
December 31, 2024	10,000
December 31, 2025	10,000
December 31, 2026	10,000
Thereafter	147,000
$197,000

NOTE 7. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement was scheduled to commence on December 1, 2018 or when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018 and the lease was amended in March 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. A 7% discount rate was determined using used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:	December 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use asset	$583,271	$631,527
Liabilities:
Current Portion of Long-Term Operating Lease	$91,775	$81,223
Long-Term Operating Lease, Net of Current Portion	861,415	953,190
	$953,190	$1,034,413

The components of lease expense are as follows within our consolidated statement of operations:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Operating lease expense	$157,315	$157,315

Other information related to leases where we are the lessee is as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	7.25 years	8.25 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$151,088	$146,688

As of December 31, 2021, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2022	$155,621
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
Thereafter	399,978
Total minimum lease payments	1,226,191
Less: Interest	273,001
Present value of lease obligations	953,190
Less: Current portion	91,775
Long-term portion of lease obligations	$861,415

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	December 31, 2021	December 31, 2020
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(115,229)	(73,327)
	$10,475	$52,377

Amortization expense for the years ended December 31, 2021 and 2020 was $41,900 and $41,900, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of December 31, 2021. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the years ended December 31, 2021 and 2020 were $14,232 and $17,745, respectively.

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

Reverse Stock Split

On September 9, 2020, the Board approved a reverse stock split of our common stock and our Convertible Series A Preferred Stock, in each case, at a ratio of 1-for-8 and without any change to the respective par value thereof (the “Reverse Stock Split”), and, on September 10, 2020, we filed an Articles of Amendment to our Articles of Incorporation with the Department of State of the State of Florida to effect the Reverse Stock Split. The Reverse Stock Split became effective as of September 10, 2020. All per-share and share amounts have been retroactively restated.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2021 and 2020, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2021 and 2020, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

In December 2021, we issued options to purchase an aggregate of 10,500 shares of common stock to employees at an exercise price of $1.93 per share. The options were valued at a total of $18,354 and have a term of 5 years. We utilized the Black-Scholes method to fair value the options received by the employees with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.25%; and a life of 5 years. The grant date fair value of each share of common stock underlying the options was $1.75.

The following table summarizes stock options outstanding as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	132,500	$2.72	77,500	$2.56
Granted	10,500	1.93	62,500	3.96
Exercised	-	-	(2,500)	0.40
Expired	-	-	(5,000)	16.80
Outstanding, end of period	143,000	$2.66	132,500	$2.72

Options outstanding and exercisable by price range as of December 31, 2021 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	3.20	27,500	$0.80
$0.88	31,250	2.01	31,250	$0.88
$0.96	25,000	2.02	25,000	$0.96
$1.93	10,500	4.96	10,500	$1.93
$2.16	5,000	3.00	5,000	$2.16
$4.40	12,500	4.10	12,500	$4.40
$7.06	31,250	3.75	31,250	$7.06

	143,000	2.89	143,000	$2.66

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

In April 2020 we issued a warrant to purchase 3,750 shares of common stock to a consultant at an exercise price of 4.00 per share. The warrant was valued at $14,908 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by the consultant with the following assumptions: volatility, 173%; expected dividend yield, 0%; risk free interest rate, 0.68%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $4.00.

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

On February 11, 2021, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 125,000 shares of TOMI common stock, par value $0.01 (the “Common Stock”), issued by TOMI to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and a director on TOMI’s board of directors, on February 11, 2014 (the “Warrant”), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI’s board of directors. The $314,500 charge in connection with the warrant amendment has been included in General and Administrative expenses for the year ended December 31, 2021.

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

The following table summarizes the outstanding common stock warrants as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,049,133	$2.55	2,155,065	$3.12
Granted	1,606,888	1.73	585,447	4.97
Exercised	-	-	(76,796)	(2.77)
Expired	(262,500)	(2.65)	(614,583)	(6.40)
Outstanding, end of period	3,381,021	$2.22	2,049,133	$2.55

Warrants outstanding and exercisable by price range as of December 31, 2021 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	1.90	31,250	$0.64
$0.80	158,125	1.76	158,125	$0.80
$0.96	473,958	0.94	473,958	$0.96
$1.12	6,250	2.30	6,250	$1.12
$1.20	175,000	2.88	175,000	$1.20
$1.36	1,250	0.82	1,250	$1.36
$1.68	1,434,721	1.75	1,434,721	$1.68
$2.18	172,167	4.75	172,167	$2.18
$2.32	523,061	0.18	523,061	$2.32
$4.00	28,750	8.32	28,750	$4.00
$6.95	375,000	8.75	375,000	$6.95
$8.40	1,488	1.62	1,488	$8.40
	3,381,021	3.66	3,381,021	$2.22

There were no unvested warrants outstanding as of December 31, 2021.

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

Product Liability

As of December 31, 2021 and 2020, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations. The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic. Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects. It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in the remainder of 2022, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

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

For the year ended December 31, 2021, we issued an aggregate of 50,000 shares of common stock that were valued at $48,000 to members of our Board.

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

Cloud Computing Service Contract

In May 2020 we entered into an agreement for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum payments under the contract are as follows:

Year Ended:	Amount

December 31, 2022	$30,000
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
$90,000

Other Agreements

TOMI Service Network (“TSN”) is a national service network composed of existing full-service restoration industry specialists that have entered initially into licensing agreements with us to become Primary Service Providers (“PSPs”). The licensing agreements originally granted protected territories to PSPs to perform services using our SteraMist® platform of products and also provide for potential job referrals to PSPs whereby we are entitled to referral fees. Additionally, the agreement provides for commissions due to PSPs for equipment and solution sales they facilitate to other service providers in their respective territories. As part of these agreements, we are obligated to provide to the PSPs various training, ongoing support and facilitate a referral network call center. As of December 31, 2021, we have 205 network companies in TSN. The nature and terms of our TSN agreements may represent multiple deliverable arrangements. Each of the deliverables in these arrangements typically represent a separate unit of accounting. There is no exclusivity in our TSN network.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2021	December 31, 2020
Commissions	$228,665	$151,709
Payroll and related costs	241,434	84,000
Director fees	31,250	41,250
Sales Tax Payable	19,411	9,784
Income Taxes Payable (Note 16)	-	77,000
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	75,848	70,106
Total	$664,608	$501,849

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

The following table presents warranty reserve activities at:

	December 31, 2021	December 31, 2020
Beginning accrued warranty costs	$68,000	$30,000
Provision for warranty expense	75,618	101,041
Settlement of warranty claims	(75,618)	(63,041)
Ending accrued warranty costs	$68,000	$68,000

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

In May of 2021, the loan principal and related interest was forgiven and we recognized a gain upon debt extinguishment in our statement of operations in the amount of $414,583 for the year ended December 31, 2021.

NOTE 16. INCOME TAXES

The Company’s income tax expense (benefit) consisted of:

	For the Year Ended
	December 31,	December 31,
	2021	2020
Current:
Federal	$-	$-
State	(74,000)	77,000
Foreign	-	-
	(74,000)	77,000
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$(74,000)	$77,000

The Company’s net income (loss) before income tax consisted of:

	For the Year Ended
	December 31,	December 31,
	2021	2020
United States	$(4,509,585)	$4,468,166
Foreign	-	-
Total	$(4,509,585)	$4,468,166

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

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended
	December 31,	December 31,
	2021	2020

Income (Loss) before income tax	$(4,509,585)	$4,468,166
US statutory corporate income tax rate	28.00%	28.00%
Income tax expense computed at US statutory corporate income tax rate	(1,002,844)	1,251,086
Reconciling items:
Change in valuation allowance on deferred tax assets	1,334,294	(2,050,485)
Provision to prior year tax return	(60,646)	-
Incentive stock options and warrants	5,139	876,676
Gain Upon Debt Extinguishment	(116,083)
Meals and Entertainment	-	1,300
Other	25,894	(1,577)
Income tax expense (benefit)	$(74,086)	$77,000

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:

Reserve for Bad Debt	$470,000	$109,000
Accrued Vacation	81,000	82,000
Warranty Reserve	19,000	19,000
Intangible Assets	404,000	412,000
Operating lease right-of-use liabilities	267,000	290,000
Net operating losses	4,124,000	3,100,000
Valuation Allowance	(4,941,000)	(3,530,000)
Deferred Tax Assets	424,000	482,000

Deferred tax liabilities:
Operating lease right-of-use assets	(277,000)	(290,000)
Property and Equipment	(147,000)	(192,000)
	(424,000)	(482,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2021, we recorded a valuation allowance of $4,941,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $1,411,000 during the year ended December 31, 2021, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards (“NOL”) as of December 31, 2021 and 2020 of approximately $15,312,000 and $11,465,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2021 and 2020 of approximately $11,881,000 and $9,663,000 respectively to reduce future state taxable income. If any of the NOL’s generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2021, and 2020, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 17. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2021, three customers accounted for 42% of our gross accounts receivable.

As of December 31, 2020, three customers accounted for 36% of our gross accounts receivable.

For the years ended December 31, 2021 and 2020, we had no customers who represented 10% or more of revenue.

NOTE 18. SUBSEQUENT EVENTS

Pursuant to the agreement with our Board of Directors, in January 2022, we issued an aggregate of 51,750 shares of common stock valued at approximately $54,000 to independent directors of the Board. The agreements with our Board provide for the annual issuance of shares of our common stock.

In January 2022 we issued an option to purchase 172,500 shares of common stock to our Chief Executive Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $190,239 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 151%; expected dividend yield, 0%; risk free interest rate, 1.75%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $1.10.

In January 2022 we issued an option to purchase 57,500 shares of common stock to our Chief Operating Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $63,413 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 151%; expected dividend yield, 0%; risk free interest rate, 1.75%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $1.10.

In January 2022 we issued an option to purchase 40,000 shares of common stock to our Chief Financial Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $44,113 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 151%; expected dividend yield, 0%; risk free interest rate, 1.75%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $1.10.

