Form 10-Q
period 2022-03-31
TOMI Environmental Solutions, Inc.
filed 2022-05-05
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, the registrant had 19,732,705 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
Current Assets:
	March 31, 2022 (Unaudited)	December 31, 2021
Cash and Cash Equivalents	$5,330,473	$5,317,443
Accounts Receivable - net	2,500,408	1,964,776
Other Receivables	164,150	235,904
Inventories (Note 3)	5,100,095	4,743,280
Vendor Deposits (Note 4)	314,836	288,586
Prepaid Expenses	456,058	343,573
Total Current Assets	13,866,020	12,893,562

Property and Equipment – net (Note 5)	1,413,751	1,488,319

Other Assets:
Intangible Assets – net (Note 6)	953,042	956,284
Operating Lease - Right of Use Asset (Note - 7)	570,297	583,271
Capitalized Software Development Costs - net (Note 8)	-	10,476
Other Assets	390,549	341,006
Total Other Assets	1,913,888	1,891,037
Total Assets	$17,193,659	$16,272,918

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,814,153	$1,054,040
Accrued Expenses and Other Current Liabilities (Note 13)	553,126	664,608
Customer Deposits	606,984	6,000
Current Portion of Long-Term Operating Lease (Note 7)	94,539	91,775
Total Current Liabilities	3,068,802	1,816,423

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	837,158	861,415
Total Long-Term Liabilities	837,158	861,415
Total Liabilities	3,905,959	2,677,838

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at March 31, 2022 and December 31, 2021	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,732,705 and 16,761,513 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	197,328	196,810
Additional Paid-In Capital	57,292,795	56,941,209
Accumulated Deficit	(44,203,060)	(43,543,576)
Total Shareholders’ Equity	13,287,701	13,595,080
Total Liabilities and Shareholders’ Equity	$17,193,659	$16,272,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2022	2021

Sales, net	$2,308,584	$2,073,455
Cost of Sales	887,889	838,297
Gross Profit	1,420,695	1,235,158

Operating Expenses:
Professional Fees	190,530	173,493
Depreciation and Amortization	82,292	83,449
Selling Expenses	340,789	474,389
Research and Development	37,076	195,620
Consulting Fees	63,210	106,174
General and Administrative	1,366,625	1,712,366
Total Operating Expenses	2,080,522	2,745,491
Loss from Operations	(659,827)	(1,510,333)

Other Income (Expense):
Interest Income	343	427
Interest Expense	-	(1,035)
Total Other Income (Expense)	343	(608)

Loss before income taxes	(659,484)	(1,510,941)
Provision for Income Taxes (Note 16)	-	-
Net loss	$(659,484)	$(1,510,941)

Net income (loss) Per Common Share
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Basic Weighted Average Common Shares Outstanding	19,718,330	16,805,402
Diluted Weighted Average Common Shares Outstanding	19,718,330	16,805,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the three months ended March 31, 2022
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2022	63,750	638	19,680,955	196,810	$56,941,209	$(43,543,576)	$13,595,080
Equity Compensation					297,766		297,766
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Net (Loss) for the three months ended March 31, 2022						(659,484)	(659,484)
Balance at March 31, 2022	63,750	$638	19,732,705	$197,328	$57,292,795	$(44,203,060)	$13,287,701

			For the three months ended March 31, 2021
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2021	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,574
Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Net (Loss) for the three months ended March 31, 2021						(1,510,941)	(1,510,941)
Balance at March 31, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(40,619,018)	$11,919,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flow From Operating Activities:
Net Loss	$(659,484)	$(1,510,941)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	82,292	83,449
Amortization of Right of Use Asset	39,329	39,329
Amortization of Software Costs	10,476	10,475
Equity Compensation Expense	352,104	228,000

Reserve for Bad Debt	-	115,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(535,632)	(141,729)
Inventory	(356,815)	(983,941)
Prepaid Expenses	(112,485)	104,866
Vendor Deposits	(26,250)	242,582
Other Receivables	71,754	198,951
Other Assets	(49,543)	(157,295)
Increase (Decrease) in:
Accounts Payable	760,113	545,198
Accrued Expenses	(111,482)	127,948
Customer Deposits	600,984	(89,932)
Lease Liability	(38,049)	(36,941)
Net Cash Provided (Used) in Operating Activities	27,311	(1,224,979)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(14,281)	(28,205)
Net Cash (Used) in Investing Activities	(14,281)	(28,205)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flow From Financing Activities:
Net Cash From Financing Activities:	-	-
Increase (Decrease) In Cash and Cash Equivalents	13,030	(1,253,184)
Cash and Cash Equivalents - Beginning	5,317,443	5,198,842
Cash and Cash Equivalents – Ending	$5,330,473	$3,945,657

Supplemental Cash Flow Information:
Cash Received From Income Tax Refund	$72,086	-

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 29, 2022. We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At March 31, 2022 and December 31, 2021, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three months ended March 31, 2022 and 2021 was $0 and $115,000, respectively. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $1,678,000.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of March 31, 2022 and December 31, 2021.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for both the periods ended March 31, 2022 and 2021, was $10,475.

Accounts Payable

As of March 31, 2022, one vendor accounted for approximately 52% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 53% of accounts payable.

For the three months ended March 31, 2022, two vendors accounted for 69%of cost of sales. For the three months ended March 31, 2021, two vendors accounted for 64%of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2022, and December 31, 2021, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2022 and December 31, 2021. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of March 31, 2022 consisted of 2,826,710 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of March 31, 2021 consisted of 1,880,383 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.3 million and 2.1 million exercisable or convertible into shares of common stock were outstanding at March 31, 2022 and March 31, 2021, respectively, but were excluded from the computation of diluted net loss per share at March 31, 2022 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended March 31, (Unaudited)
	2022	2021
Net Income (Loss)	$(659,484)	$(1,510,941)
Net income (loss) attributable to common shareholders	$(659,484)	$(1,510,941)
Weighted average number of shares of common stock outstanding:
Basic	19,718,330	16,805,402
Diluted	19,718,330	16,805,402
Net income (loss) attributable to common shareholders per share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended March 31, (Unaudited)
	2022	2021
Numerator:
Net Income (Loss)	$(659,484)	$(1,510,941)
Denominator:
Basic weighted-average shares	19,718,330	16,805,402
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,718,330	16,805,402
Net Income (Loss) Per Common Share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Note: Warrants, options and preferred stock for the three months ended March 31, 2022 and 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2022	2021
SteraMist Product	$1,886,000	$1,661,000
Service and Training	423,000	412,000
Total	$2,309,000	$2,073,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2022	2021
United States	$1,879,000	$1,804,000
International	430,000	269,000
Total	$2,309,000	$2,073,000

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

Contract Balances

As of March 31, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the three months ended March 31, 2022 and 2021, we issued 51,750 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2022 and December 31, 2021.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2022 and 2021 were approximately $194,000 and $266,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2022 and 2021, research and development expenses were approximately $37,000 and $196,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our condensed consolidated financial statements.

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-10 starting in 2022, which did not have a material impact on our condensed consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	March 31, 2022 (Unaudited)	December 31, 2021
Finished goods	$4,664,317	$4,293,080
Raw Materials	435,778	450,200
	$5,100,095	$4,743,280

NOTE 4. VENDOR DEPOSITS

At March 31, 2022 and December 31, 2021, we maintained vendor deposits of $314,836 and $288,586, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2022 (Unaudited)	December 31, 2021
Furniture and fixtures	$357,236	$357,236
Equipment	2,070,880	1,688,236
Vehicles	60,703	60,703
Computer and software	240,517	232,017
Leasehold improvements	386,120	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	-	376,864
	3,520,456	3,506,176
Less: Accumulated depreciation	2,106,705	2,017,857
	$1,413,751	$1,488,319

For the three months ended March 31, 2022 and 2021, depreciation was $79,050 and $81,026, respectively. For the three months ended March 31, 2022 and 2021, amortization of tenant improvement allowance was $9,798 and was recorded as lease expense and included within general and administrative expense on the condensed consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $3,242 and $2,422 for the three months ended March 31, 2022 and 2021, respectively.

Definite life intangible assets consist of the following:

	March 31, 2022 (Unaudited)	December 31, 2021
Intellectual Property and Patents	$3,065,584	$3,065,584
Less: Accumulated Amortization	2,871,639	2,868,397
Patents, net	$193,945	$197,187

Indefinite life intangible assets consist of the following:

Trademarks	759,097	759,097

Total Intangible Assets, net	$953,042	$956,284

Approximate future amortization is as follows:

Year Ended:	Amount
April 1 – December 31, 2022	$10,000
December 31, 2023	13,000
December 31, 2024	13,000
December 31, 2025	13,000
December 31, 2026	13,000
Thereafter	132,000
$194,000

NOTE 7. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commenced in December 2018 when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018 and the lease was amended in March 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. A 7% discount rate was determined using used our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2022 (Unaudited)	December 31, 2021

Assets:
Operating lease right-of-use asset	$570,297	$583,271
Liabilities:
Current Portion of Long-Term Operating Lease	$94,539	$91,775
Long-Term Operating Lease, Net of Current Portion	837,158	861,415
	$931,697	$953,190

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended March 31, 2022 (Unaudited)	For the Three Months Ended March 31, 2021 (Unaudited)

Operating lease expense	$39,329	$39,329

Other information related to leases where we are the lessee is as follows:

	March 31, 2022 (Unaudited)	December 31, 2021

Weighted-average remaining lease term:
Operating leases	6.75 years	7.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended March 31, 2022 (Unaudited)	For the Three Months Ended March 31, 2021 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$38,049	$36,941

As of March 31, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 – December 31, 2022	$117,572
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
Thereafter	399,978
Total minimum lease payments	1,188,142
Less: Interest	256,445
Present value of lease obligations	931,697
Less: Current portion	94,539
Long-term portion of lease obligations	$837,158

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	March 31, 2022
	(Unaudited)	December 31, 2021
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(115,229)
Capitalized Software Development Costs - net	$-	$10,475

Amortization expense for the three months ended March 31, 2022 and 2021 was $10,475, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of March 31, 2022. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three months ended March 31, 2022 and 2021 were $4,526 and $3,482, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2022 and December 31, 2021, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

In January 2021, we issued 50,000 shares of common stock valued at approximately $228,000 to members of our Board (see Note 12).

In September 2021, we sold 2,869,442 shares of common stock through a registered direct offering and issued 1,434,721 warrants to purchase common stock in a concurrent private placement. We received net proceeds from the transaction of $4,581,651, after deducting the placement agent’s fees and other estimated offering expenses. The Warrants have an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of  five years from the date of issuance. In addition, we issued 172,167 warrants to the placement agent which have a term of five years and an exercise price of $2.18 per share.

In January 2022, we issued 51,750 shares of common stock valued at approximately $54,000 to members of our Board pursuant to our equity plan (see Note 12).

Stock Options

 In January 2022 we issued an option to purchase 172,500 shares of common stock to our Chief Executive Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $178,281 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%;

and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03.

In January 2022 we issued an option to purchase 57,500 shares of common stock to our Chief Operating Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $59,427 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03.

In January 2022 we issued an option to purchase 40,000 shares of common stock to our Chief Financial Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $41,340 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03.

The following table summarizes stock options outstanding as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)		December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	143,000	$2.66	132,500	$2.72
Granted	270,000	1.12	10,500	1.93
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	413,000	$1.65	143,000	$2.66

Options outstanding and exercisable by price range as of March 31, 2022 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	2.95	27,500	$0.80
$0.88	31,250	1.76	31,250	$0.88
$0.96	25,000	1.77	25,000	$0.96
$1.12	270,000	9.81	270,000	$1.12
$1.93	10,500	4.71	10,500	$1.93
$2.16	5,000	2.75	5,000	$2.16
$4.40	12,500	3.80	12,500	$4.40
$7.06	31,250	3.50	31,250	$7.06

	413,000	7.38	413,000	$1.65

Stock Warrants

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

The following table summarizes the outstanding common stock warrants as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)		December 31, 2021
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	3,381,021	$2.22	2,049,133	$2.55
Granted	-	-	1,606,888	1.73
Exercised	-	-	(76,796)	-
Expired	(554,311)	(2.24)	(262,500)	(2.65)
Outstanding, end of period	2,826,710	$2.22	3,381,021	$2.22

Warrants outstanding and exercisable by price range as of March 31, 2022 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	1.65	31,250	$0.64
$0.80	158,125	1.51	158,125	$0.80
$0.96	442,708	0.69	442,708	$0.96
$1.12	6,250	2.05	6,250	$1.12
$1.20	175,000	2.63	175,000	$1.20
$1.36	1,250	0.57	1,250	$1.36
$1.68	1,434,721	1.50	1,434,721	$1.68
$2.18	172,167	4.50	172,167	$2.18
$4.00	28,750	8.07	28,750	$4.00
$6.95	375,000	8.50	375,000	$6.95
$8.40	1,488	1.37	1,488	$8.40
	2,826,710	3.41	2,826,710	$2.22

There were no unvested warrants outstanding as of March 31, 2022.

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

Product Liability

As of March 31, 2022 and December 31, 2021, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has temporarily increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations.  The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic.  Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects.  As the impact of the COVID-19 pandemic began to subside and economic activities gradually return to normal, customers reallocated their resources elsewhere and reduced their spending on disinfection products, which resulted in lower demand for our products.  It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in the remainder of 2022, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

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

Director Compensation

In January 2022, we increased the annual fee to the members of our Board to $44,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee we increased to $50,600, also to be paid in cash on a quarterly basis. Director compensation also includes the annual issuance of our common stock.

For the three months ended March 31, 2021, we issued an aggregate of 50,000 shares of common stock that were valued at approximately $228,000 to members of our Board.

For the three months ended March 31, 2022, we issued an aggregate of 51,750 shares of common stock that were valued at approximately $54,000 to members of our Board.

Manufacturing Agreement

In June 2020 we entered into a manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

Cloud Computing Service Contract

In May 2020 we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount

April 1 - December 31, 2022	$30,000
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
$90,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2022 (Unaudited)	December 31, 2021
Commissions	$170,349	$228,665
Payroll and related costs	178,026	241,434
Director fees	34,650	31,250
Sales Tax Payable	5,923	19,411
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	96,178	75,848
Total	$553,126	$664,608

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

The following table presents warranty reserve activities at:

	March 31, 2022 (Unaudited)	December 31, 2021
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	6,597	75,618
Settlement of warranty claims	(6,597)	(75,618)
Ending accrued warranty costs	$68,000	$68,000

NOTE 15. INCOME TAXES

For the three months ended March 31, 2022 and 2021, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of March 31, 2022 and December 31, 2021, we recorded a valuation allowance of $5,042,000 and $4,941,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

Three customers accounted for 41% of net revenue for the three months ended March 31, 2022. We had no customers/distributor whose revenue individually represented 10% or more of our total revenue for the three months ended March 31, 2021.

We had one customers/distributors that accounted for 14% of accounts receivable as of March 31, 2022. Three customers/distributors accounted for 42% of accounts receivable as of December 31, 2021.

NOTE 17. SUBSEQUENT EVENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guaranteeing future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The following discussion should be read in conjunction with the 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. 0

Quarterly Highlights

Business Update

The first four months of the 2022 fiscal year has been active with respect to our sales and business development. We remain focused on growing our top line revenue, expanding our customer base, adding key employees, and making further innovations to our product line.

The first quarter of 2022 delivered improved revenue and operating results as we achieved a 11% growth in our first quarter sales and 24% reduction in our operating expenses when compared to the same period last year .  Our first quarter revenue also grew by 15% sequentially over what was reported in the fourth quarter of 2021.  The increase in sales was primarily due to higher demand for our mobile equipment and iHP corporate services.

In the first quarter of 2022, we report positive cash flow from operations for first time since the second quarter of 2020, and this improvement in cash flow was attributable to customer deposits we received in the first quarter in addition to lower operating expenses.

During the first quarter of 2022 we received approximately $3.5 million in orders from key fortune 500 customers, of which we anticipate about $3.2 million of which to be recognized as revenue in our current calendar year.  A key driver to our longer-term growth is strengthening demand for our Custom Engineered Systems (CES). We have secured several new orders for our iHP CES and more set to close eminently, revenue recognition will be upon delivery throughout 2022 and early 2023.

As the markets need for our automated disinfection CES continues to increase, TOMI has re-engaged with our manufacturing sales representatives and partners both domestically and internationally.  The renewed interest can be attributed to TOMI corporate’s support and the launch of the SteraMist Support Portal that is available on desktop.  We have also developed a mobile app which provides ease of use for sales support, branding, and assistance to our TOMI Service Network providers, sales representatives, and international distributors and end users.

Studies remain a focus as TOMI continues to pursue a wide array of industries. Studies focused on Botrytis cinerea and Mycotoxin, as well as furthering testing on chemical and biological warfare agents will further enhance TOMI’s ability to further penetrate the market.

Finally, our manufacturing capacity and capabilities were improved in the first quarter of 2022 with the addition of ARM Enertech Associates who can manufacture our CES in their Pennsylvania facility. Furthermore, our existing manufacturer Planet Innovation has expanded into California providing easier access to our internal technology team and a lower cost in domestic shipment charges. We anticipate these developments will reduce our overall costs and manufacturing lead times.

Product Development

As many industrial companies are reducing R&D and capital expenditures spending due to the economic impact of the pandemic, we are moving ahead with many new products in development. In 2022, we intend to increase capital expenditures (CapEx) and operating expenditures (OpEx), including development of new products, services and process technologies to sharpen our competitive advantage. In addition, we intend to expand our commercial service location to meet the expanding needs of our customers.

The second half of 2020 showed us that our customers prefer a disinfection device with lower cost and more versatility. To respond, we developed the Backpack (SteraPak) that includes our award winning 6-log and above kill technology and speed. In addition, our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and humidity. Our solution is OMRI certified and organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. We have competitively priced our SteraPak and expect to bring SteraMist to the largest cleaning market in the world, including members of ISSA (International Sanitary Supply Association) and its divisions IEHA (Integrated Environment and Health Assessment) and EMEA (Europe, Middle East & Africa). These organizations have historically been price conscious and were resistant early on to our SteraMist pricing of our professional decontamination equipment (SteraMist Surface and Environment Unit). As planned, we introduced our new innovative SteraPak domestically towards the end of the third quarter 2021.

During the third quarter 2021, we established and expanded our production capacity with the construction and purchase of the tooling and molds used in the production of our SteraPak. Our tooling and molds will allow us to streamline production and reduce manufacturing lead times and costs on the SteraPak.

Other new products that have been incorporated into our product line include the Select Plus, which is a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will allow for enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a simple timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. The implementation of this product and our patented non-corrosive iHP technology should replace the number one competitor in this marketplace, which uses an extremely harsh chemical.

Many of our customers have been waiting for the release and demonstration of these new products, especially the SteraPak.  All SteraMist systems will remain important to the marketplace as they are designed for specific needs and budgets. The Select Surface Unit perform most of the functionality that the Plus offers and is priced at a lower cost, although Select Plus will provide additional options that are appealing to certain customers, such as laboratory and pharmaceutical companies. The SteraPak is a more cost-effective product and designed for residential and commercial real estate including large buildings and public space, any area that needs quick consistent disinfection. There are many new and existing clients that are interested in the SteraPak due to the cost and mobility.

In third quarter of 2021, we expanded our SteraMist® BIT™ solution product line with a 32-ounce bottle for the SteraPak, and the introduction of a ten (10) liter and five (5) gallon bottle. These three new additions bring the BIT Solution product line to a total of five (5) options provided to our customers, which should also benefit our razor razor-blade business model.

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

A brief overview of the target industries is presented below:

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

Further, we believe that post COVID pandemic has brought some attention to the SteraMist product line, as our CES in Pfizer Missouri was recently showcased in a New York Times article as they featured their COVID vaccine processes.  In addition, our iHP Corporate Service team treated one of four fill lines in a North Carolina pharmaceutical company that manufactures one of the COVID vaccines, with the remaining three lines set to be decontaminated in the future with SteraMist.

               For 2022 and beyond TOMI expects growth in SteraMist Custom Engineered Systems (CES) bids and the manufacturing and implementation of these fully automated decontamination systems.  The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivariumand had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design.  One such technology was the use of our ionized Hydrogen Peroxide (iHP) decontamination. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue. Since its launch, SteraMist’s CES has become a leading solution to growing customer demands.

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

TOMI continues to work with premium companies in testing and validating SteraMist® technology in the Food Safety and seed industries. In 2022, we look to make further progress in enhancing brand awareness by promoting and marketing this division. We are receiving an increase in inquiries within the Food Safety division directly from these efforts.

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

Business Highlights and Recent Events

Revenues:

Total revenue for the three months ended March 31, 2022 and 2021, was $2,309,000 and $2,073,000, respectively, representing an increase of $236,000, or 11% compared to the same prior year period. The first quarter sales grew by 15% over what was reported in the fourth quarter of 2021. The increase in revenue was attributable to higher demand for our mobile equipment and iHP Corporate service revenue.

SteraMist product-based revenues for the three months ended March 31, 2022 and 2021, were $1,886,000 and $1,661,000, representing an increase of $225,000 or 14% when compared to the same prior year period.

Our service-based revenue for the three months ended March 31, 2022 and 2021, was $423,000 and $412,000, respectively, representing a year over year increase of 3%.

Our domestic revenue for the three months ended March 31, 2022 and 2021 was $1,879,000 and $1,804,000, respectively, an increase of $75,000, or 4% when compared to the same prior year period.

Internationally, our revenue for the three months ended March 31, 2022 and 2021, was approximately $430,000 and $269,000, respectively, representing an increase of $161,000 or 60% when compared to the first quarter of 2021.

We continue to see positive signs in the marketplace with our customers and prospective customers which has contributed to our growth in our reportable revenue for the first quarter and bolstered our current sales pipeline.  During the first quarter we received approximately $3,500,000 in orders, of which we anticipate $3,200,000 will be recognized as revenue in our current calendar year.  As of March 31, 2022, we maintain deposits from customers of approximately $607,000 which down payments on future orders that are expected to be recognized into revenue in 2022.  The growth in our orders was due to increased demand for our mobile equipment and Custom Engineered Systems (CES) from both the life science and hospital sectors.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. The COVID-19 pandemic has provided us with the opportunity and motivation to implement a clear strategy to develop and manufacture additional products to add to our portfolio. In addition, we continue to move our BIT technology as a standard in disinfection and decontamination globally, which we believe will lead to increased market share, profitability, and capability strength. Our products are an environmentally friendly solution and process which address the concerns of sustainability. Customers are requesting and discussing the positive results of our product and the environmentally friendly results compared to the caustic results of other disinfectants.

Dangerous pathogens still exist and will exist long after we recover from this pandemic. While the United States and most of the world is currently recovering from the COVID-19 pandemic, there are many pathogens which are respiratory in nature that are still a looming threat; these cases are occurring globally to this day. We believe SteraMist can mitigate and reduce the impact of the next pandemic as it has already proved during the outbreaks of Ebola, MERS and recently with SARS CoV-2 pandemic. As the world faces uncertainty with an ongoing war, SteraMist is prepared for a chemical and biological warfare with proven efficacy against many agents, as well as inventory and support readily to deploy at a moment’s notice. The need for a speedy comprehensive mechanical disinfectant like SteraMist cannot be stressed enough and should be included as the new norm of cleaning.

2022 Events:

On January 12, 2022, we assisted the decontamination efforts of On Demand Pharmaceuticals, an innovative technology company transforming how medicines are made, by providing its SteraMist Environmental Systems for use at On Demand Pharmaceutical’s modular cleanroom.

On February 10, 2022, we announced that we received approximately $1.3 million of orders for its Custom Engineered Systems (CES) and have set installation dates for these systems. Two of the orders are from a Fortune 500 pharmaceuticals company and the other is from a leading research facility focused on immunology and infectious disease. These additional CES orders are timed nicely after the final commissioning of the CES reported in October 2021 and installed months later after announcement for Fresenius Kabi’s Portuguese affiliate Labesfal S.A. located in the heart of Portugal.

On March 8, 2022, we partnered with ARM EnerTech Associates, LLC, a U.S.-based engineering services & custom control panel manufacturer, to further develop its SteraMist brand of products.

On March 10, 2022 we announced that we fulfilled an urgent shipment of multiple SteraPak units to its local distributor in Hong Kong, TOMIMIST Hong Kong. The units were deployed by a well-known real-estate conglomerate in Hong Kong for use in shopping malls, commercial and residential buildings, and numerous other business premises to effectively combat the massive outbreak of COVID-19 Omicron variant infections in the city.

As conferences and tradeshows are reopening in 2022 companies to exhibit live, TOMI will be attending multiple shows across the country. It is critical for TOMI to perform live demonstrations to showcase the difference between our SteraMist iHP technology and our competitors. TOMI looks forward to making a large impact with live demonstrations of SteraMist disinfection technology throughout our multiple divisions.

On April 12, 2022, we announced the attendance of the RIA 2022 International Restoration Convention & Industry Expo. This show provided insight on the future of restoration businesses regarding mergers and acquisitions and meetings with core entities to discuss SteraMist disinfection potential with large franchises.

On April 25, 2022, we released that TOMI was exhibiting at FDIC International, which is the largest fire and rescue conference. As first-time exhibitors, we gained knowledge on the EMS market and their need for disinfection. With concerns of corrosion, vehicle turnover time, and residues left behind by older technologies, SteraMist technology saw great interest as it does not corrode or damage equipment, leave residue, and quickly disinfects. This market eagerly awaits the release of the iHP SteraMist Transport System.

Research Studies and Publications:

The EPA has registered our 0.35% hydrogen peroxide product for the use in green houses, pre harvests and post harvests. TOMI is conducting internal studies with the 0.35% on common pathogens in the food safety market to enhance protocols.

We continue to pursue acceptance of the additional 1% hydrogen peroxide label with the EPA for direct food application. Due to the pandemic, there have been significant delays by U.S. regulatory agencies in approving new submissions, including TOMI's new 1% registration.

Partner Indoor Environmental Solutions and Consultants, or IESC, LLC completed their Forensic Architectural & Engineering Investigation and Decontamination Report with Kalera Indoor Farms. IESC is a state-of-the art indoor air and surface decontamination company dedicated to food and health safety. In addition to being a TSN service provider, IESC are distributor partners to iHP SteraMist technology. Kalera, a global leader in vertical community farms for greens and culinary herbs harvested on demand all year is highly motivated to have iHP SteraMist be their cleaning decontamination solution. The recently received report outlines decontamination protocols and calculated savings and estimated service and purchasing options for Kalera.

TOMI has once again partnered with USDA Agricultural Research Service for continued research on BIT solution and the modeling of cold plasma-activated hydrogen peroxide process, evaluating concentration, treatment time, and dwell time on the efficacy of the technology against bacteria on stem scar and smooth surfaces of tomatoes. Although the final paper is with the reviewers to the journal, the final draft of this latest publication was approved late March of this year.

Received great preliminary biotoxin iHP inactivation data against Ricin A Chain by a U.S. government agency who will be expanding testing to Botulinum and SEB toxoids. TOMI is working directly with the agency to find funding and supporting efforts to validate their toxoid protocols against fully functional toxins. This same agency is constructing a scalable, reusable, portable iHP decontamination chamber for field remediation of biologically contaminated equipment.

Bio-Risk Decontamination and Restoration owner David Mark Quigley published the book Mycotoxin Deactivation: A Successful Mycotoxin Treatment and Reduction Case Study on the assessment, identification, treatment, and deactivation and validation procedures of Mycotoxins highlighting SteraMist iHP as the treatment for deactivating and render them inert. The book is available online at Amazon, Apple Books, and Rakuten kobo.

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

Financial Operations Overview

Our financial position as of March 31, 2022 and December 31, 2022, respectively, was as follows:

	March 31, 2022 Unaudited	December 31, 2021
Total shareholders’ equity	$13,288,000	$13,595,000
Cash and cash equivalents	$5,330,000	$5,317,000
Accounts receivable, net	$2,500,000	$1,965,000
Inventories	$5,100,000	$4,743,000
Prepaid expenses	$456,000	$344,000
Vendor Deposits	$315,000	$289,000
Other Receivables	$164,000	$236,000
Current liabilities	$3,069,000	$1,816,000
Long-term liabilities	$837,000	$861,000
Working Capital	$10,797,000	$11,077,000

During the three months ended March 31, 2022, our debt and liquidity positions were affected by the following:

•	Net cash provided from operations of approximately $27,000.
•	Customer deposits received of approximately $607,000.

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue, Net	$2,309,000	$2,073,000	$236,000	11%
Gross Profit	1,421,000	1,235,000	186,000	15%
Total Operating Expenses (1)	2,081,000	2,745,000	(664,000)	-24%
Income (Loss) from Operations	(660,000)	(1,510,000)	850,000	-56%
Total Other Income (Expense)	-	(1,000)	1,000	NM
Provision for Income Taxes	-	-	-	NM
Net Income (Loss)	$(660,000)	$(1,511,000)	851,000	-56%
Basic Net Income (Loss) per share	$(0.03)	$(0.09)	$0.06	-63%
Diluted Net Income (Loss) per share	$(0.03)	$(0.09)	$0.06	-63%

(1)	Includes $352,000 and $228,000 in non-cash equity compensation expense for the three months ended March 31, 2022 and 2021, respectively.
(2)	NM – Not Meaningful

Sales and Revenue

Total revenue for the three months ended March 31, 2022 and 2021, was $2,309,000 and $2,073,000, respectively, representing an increase of $236,000, or 11% compared to the same prior year period. The increase in revenue was attributable to higher mobile equipment sales and iHP service revenue.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

Product and Service Revenue

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
SteraMist Product	$1,886,000	$1,661,000	$225,000	14%
Service and Training	423,000	412,000	11,000	3%
Total	$2,309,000	$2,073,000	$236,000	11%

SteraMist product-based revenues for the three months ended March 31, 2022 and 2021, were $1,886,000 and $1,661,000, representing an increase of $225,000 or 14% when compared to the same prior year period.

Our service-based revenue for the three months ended March 31, 2022 and 2021, was $423,000 and $412,000, respectively, representing a year over year increase of 3%.

Revenue by Geographic Region

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
United States	$1,879,000	$1,804,000	$75,000	4%
International	430,000	269,000	161,000	60%
Total	$2,309,000	$2,073,000	$236,000	11%

Our domestic revenue for the three months ended March 31, 2022 and 2021 was $1,879,000 and $1,804,000, respectively, an increase of $75,000), or 4% when compared to the same prior year period.

Internationally, our revenue for the three months ended March 31, 2022 and 2021, was approximately $430,000 and $269,000, respectively, representing an increase of $161,000 or 60% when compared to the first quarter of 2021.

Cost of Sales

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of Sales	$888,000	$838,000	50,000	6%

Cost of sales was $888,000 and $838,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $50,000, or 6%, compared to the prior year. The primary reason for the increase in cost of sales is attributable to higher revenue in the current quarter. Our gross profit as a percentage of sales for the three months ended March 31, 2022 was 61.5% compared to 59.6% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Professional Fees

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Professional Fees	$191,000	$173,000	$18,000	10%

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $191,000 and $173,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately $18,000, or 10%, in the current year period.

Depreciation and Amortization

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Depreciation and Amortization	$82,000	$83,000	$(1,000)	-1%

Depreciation and amortization were approximately $82,000 and $83,000 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $1,000, or 1%.

Selling Expenses

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Selling Expenses	$341,000	$474,000	$(133,000)	-28%

Selling expenses for the three months ended March 31, 2022 were approximately $341,000, as compared to $474,000 for the quarter ended March 31, 2021, representing a decrease of approximately $133,000 or 28%. The decrease in selling expense is attributable to a lower employee headcount and sales commissions in the current year period.

Research and Development

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Research and Development	$37,000	$196,000	$(159,000)	-81%

Research and development expenses for the three months ended March 31, 2022 were approximately $37,000, as compared to $196,000 for the quarter ended March 31, 2021, representing a decrease of approximately $159,000, or 81%. The decline in research and development expenses is attributable to product development charges we incurred on the prior year period which did not reoccur in the current year period.

Consulting Fees

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Consulting Fees	$63,000	$106,000	$(43,000)	-41%

Consulting fees were $63,000 and $106,000 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $43,000, or 41%, in the current quarter period. The decrease is due to the timing of certain projects that occurred in the prior year that did not occur in the same current year period.

General and Administrative Expense

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
General and Administrative	$1,367,000	$1,712,000	$(345,000)	-20%

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expense was $1,367,000 and $1,712,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $345,000 in the current period. The decline in general and administrative expense is primarily attributable to lower payroll costs in the current year period.

Other Income and Expense

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Interest Expense	-	(1,000)	1,000	NM
Other Income (Expense)	$-	$(1,000)	$1,000	NM

Interest expense was $0 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $5,330,000 and working capital of $10,797,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

In September 2021, we sold 2,869,442 shares of common stock through a registered direct offering to certain institutional investors and issued 1,434,721 warrants in a concurrent private placement.  We received net proceeds from the transaction of $4,581,651, after deducting the placement agent’s fees and other estimated offering expenses. The Warrants have an exercise price of $1.68 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

For the three months ended March 31, 2022 and 2021, we incurred a loss from operations of ($660,000) and ($1,510,000), respectively. Cash provided from operations for the three months ended March 31, 2022, was $27,000. Cash used in operations was $1,225,000 for the three months ended March 31, 2021.

A breakdown of our statement of cash flows for the three months ended March 31, 2022 and 2021 is provided below:

	For the three months ended March 31,
	2022	2021
Net Cash Provided By (Used) in Operating Activities	$27,000	$(1,225,000)
Net Cash Used in Investing Activities	$(14,000)	$(28,000)
Net Cash Provided by Financing Activities:	$-	$-

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2022 was 27,000, compared to cash used in operations for the three months ended March 31, 2022 of $1,225,000. Our cash provided by operations improved in the current year period as a result of increase sales, gross profit, customer deposits and lower operating expenses.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was $14,000 and $28,000, respectively.

Financing Activities

Cash provided by financing activities for three months ended March 31, 2022 and 2021 was $0

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

Contract Balances

As of March 31, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2022 and 2021.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our condensed consolidated financial statements.

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-10 starting in 2022, which did not have a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures.

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

Based on that evaluation, our management has concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below, and such material weakness has not been remediated as of March 31, 2022.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management have concluded that, as of March 31, 2022, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements relating to bad debt. Specifically, we noted the following:

•	We did not design or maintain effective controls with respect to the review of the accounting for bad debt reserves, including maintaining effective controls to prevent or detect errors in the assessment of bad debt reserves. Specifically, our policy for bad debt reserves was primarily based on customer relationships and management’s view of the collectability of the receivables. The bad debt expense analysis resulted in a material adjustment to accounts receivable and bad debt expense for the year ended December 31, 2021.

•	We did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves.

These control deficiencies did not result in a misstatement to our consolidated financial statements for the quarter ended March 31, 2022, following the adjustment to accounts receivable as discussed above. However, these control deficiencies, if not remediated, could result in a misstatement to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above. Specifically, we are revising our bad debt reserve policy to consider the time of balances outstanding along with the credit worthiness of the customer and revising our review and approval policies and procedures to include segregation of duties and approvals.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, except as otherwise disclosed above regarding the material weakness and our remediation plan, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022.   Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Form 10-K. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

There can be no assurance that we will be able to regain and maintain compliance with continued listing standards of the Nasdaq Capital Market.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Any failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from the Nasdaq and ultimately to a delisting from trading of our common stock.

On April 14, 2022, we received a deficiency letter notifying us that we had not maintained a closing bid price for our common stock of at least $1.00 for a 30-day period. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until October 11, 2022 (the “Compliance Date”), to regain compliance with the bid price requirement. If we do not regain compliance with the bid price requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. If we do not regain compliance with the bid price requirement by October 11, 2022 and are not eligible for an additional compliance period at that time, our common stock will be subject to delisting from the Nasdaq Capital Market. We cannot be certain that we will be able to regain compliance and then maintain compliance with the minimum bid price and the other standards in order to maintain a listing of our common stock on the Nasdaq Capital Market.

If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 5, 2022	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amendment to Executive Employment Agreement	8-K		10.1	2/25/2022

31.1	Certification of Halden S. Shane, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of Nick Jennings, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1#	Certification of Halden S. Shane, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2#	Certification of Nick Jennings, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101.INS	XBRL Instance Document.					x

101.SCH	XBRL Taxonomy Extension Schema Document.					x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					x

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					x

+ Indicates a management contract or compensatory plan.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act.

