Form 10-Q
period 2022-06-30
TOMI Environmental Solutions, Inc.
filed 2022-08-15
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, the registrant had 19,732,705 shares of common stock outstanding.

1

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,800,408	$5,317,443
Accounts Receivable - net	1,936,165	1,964,776
Other Receivables	164,150	235,904
Inventories (Note 3)	4,784,669	4,743,280
Vendor Deposits (Note 4)	320,211	288,586
Prepaid Expenses	352,513	343,573
Total Current Assets	12,358,116	12,893,562

Property and Equipment – net (Note 5)	1,362,171	1,488,319

Other Assets:
Intangible Assets – net (Note 6)	979,528	956,284
Operating Lease - Right of Use Asset (Note - 7)	556,937	583,271
Capitalized Software Development Costs - net (Note 8)	-	10,476
Other Assets	413,217	341,006
Total Other Assets	1,949,682	1,891,037
Total Assets	$15,669,969	$16,272,918

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,002,854	$1,054,040
Accrued Expenses and Other Current Liabilities (Note 13)	726,137	664,608
Customer Deposits	606,984	6,000
Current Portion of Long-Term Operating Lease	97,385	91,775
Total Current Liabilities	2,433,360	1,816,423

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	811,291	861,415
Total Long-Term Liabilities	811,291	861,415
Total Liabilities	3,244,651	2,677,838

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at June 30, 2022 and December 31, 2021	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,732,705 and 16,761,513 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	197,327	196,810
Additional Paid-In Capital	57,292,795	56,941,209
Accumulated Deficit	(45,065,442)	(43,543,576)
Total Shareholders’ Equity	12,425,318	13,595,080
Total Liabilities and Shareholders’ Equity	$15,669,969	$16,272,918

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales, net	$1,458,395	$1,465,525	$3,766,978	$3,538,980
Cost of Sales	537,103	523,563	1,424,991	1,361,860
Gross Profit	921,292	941,962	2,341,987	2,177,120

Operating Expenses:
Professional Fees	94,796	106,781	285,326	280,274
Depreciation and Amortization	82,751	72,413	165,043	155,861
Selling Expenses	565,945	335,444	906,734	809,833
Research and Development	99,350	205,751	136,426	401,371
Consulting Fees	39,535	95,609	102,745	201,783
General and Administrative	901,632	1,319,194	2,268,256	3,031,560
Total Operating Expenses	1,784,009	2,135,192	3,864,530	4,880,682
Income (loss) from Operations	(862,717)	(1,193,230)	(1,522,543)	(2,703,562)

Other Income (Expense):
Gain Upon Debt Extinguishment	-	414,583	-	414,583
Interest Income	335	192	678	619
Interest Expense	-	-	-	(1,034)
Total Other Income (Expense)	335	414,775	678	414,168

Income (loss) before income taxes	(862,382)	(778,455)	(1,521,865)	(2,289,394)
Provision for Income Taxes (Note 16)	-	-	-	-
Net Income (loss)	$(862,382)	$(778,455)	$(1,521,865)	$(2,289,394)

Net income (loss) Per Common Share
Basic	$(0.04)	$(0.05)	$(0.08)	$(0.14)
Diluted	$(0.04)	$(0.05)	$(0.08)	$(0.14)

Basic Weighted Average Common Shares Outstanding	19,717,919	16,811,513	19,703,012	16,784,737
Diluted Weighted Average Common Shares Outstanding	19,717,919	16,811,513	19,703,012	16,784,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the six months ended June 30, 2022
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2022	63,750	$638	19,680,955	$196,809	$56,941,209	$(43,543,577)	$13,595,080
Equity Compensation					297,766		297,766
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Net (Loss) for the three months ended June 30, 2022						(1,521,865)	(1,521,865)
Balance at June 30, 2022	63,750	$638	19,732,705	$197,327	$57,292,795	$(45,065,442)	$12,425,318

			For the six months ended June 30, 2021
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2021	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,574
							-
Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Net (Loss) for the three months ended June 30, 2021						(2,289,394)	(2,289,394)
Balance at June 30, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(41,397,472)	$11,141,181

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the three months ended June 30, 2022
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at April 1, 2022	63,750	$638	19,732,705	$197,327	$57,292,795	$(44,203,060)	$13,287,701
Net (Loss) for the three months ended June 30, 2022						(862,382)	(862,382)
Balance at June 30, 2022	63,750	$638	19,732,705	$197,327	$57,292,795	$(45,065,442)	$12,425,318

			For the three months ended June 30, 2021
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at April 1, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(40,619,018)	$11,919,634
							-
Net (Loss) for the three months ended June 30, 2022						(778,455)	(778,455)
Balance at June 30, 2021	63,750	$638	16,811,514	$168,114	$52,369,900	$(41,397,472)	$11,141,181

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flow From Operating Activities:
Net Income (Loss)	$(1,521,865)	$(2,289,394)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	165,043	155,861
Amortization of Right of Use Asset	78,657	78,657
Amortization of Software Costs	10,475	20,950
Equity Compensation Expense	297,766	-
Value of Equity Issued for Services	54,338	228,000
Reserve for Bad Debt	-	360,000
Gain Upon Debt Extinguishment	-	(414,583)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	28,611	376,409
Inventory	(41,389)	(1,394,464)
Prepaid Expenses	(8,940)	33,034
Vendor Deposits	(31,625)	364,488
Other Receivables	71,754	198,951
Other Assets	(87,866)	(181,128)
Increase (Decrease) in:
Accounts Payable	(86,335)	32,702
Accrued Expenses	96,677	70,538
Customer Deposits	600,984	(77,053)
Lease Liability	(77,240)	(74,990)
Net Cash (Used in) Operating Activities	(450,954)	(2,512,020)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(14,459)	(45,807)
Purchase of Property and Equipment	(51,622)	(152,602)
Net Cash (Used in) Investing Activities	(66,081)	(198,409)

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flow From Financing Activities:
Net Cash From Financing Activities:	-	-
Increase (Decrease) In Cash and Cash Equivalents	(517,035)	(2,710,429)
Cash and Cash Equivalents - Beginning	5,317,443	5,198,842
Cash and Cash Equivalents – Ending	$4,800,408	$2,488,412

Supplemental Cash Flow Information:
Cash Paid (Refunded) for Income Taxes	$(72,086)	$75,000
Non-Cash Investing and Financing Activities:
Patent and trademark costs reclassified from Other Assets	$15,655	$67,890

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and water in the form of humidity. Our solution is organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. Our business is organized into five divisions: Healthcare, Life Sciences, TOMI Service Network, Food Safety and Commercial.

Invented under a defense grant in association with the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (EPA) and uses a low percentage hydrogen peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical ( .OH ion), known as ionized Hydrogen Peroxide (iHP™). Represented by the SteraMist® brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At June 30, 2022 and December 31, 2021, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and six months ended June 30, 2022 was approximately $13,000. Bad debt expense for the three and six months ended June 30, 2021 was approximately $303,000 and $418,000, respectively. At June 30, 2022 and December 31, 2021, the reserve allowance for accounts was $1,678,000.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of June 30, 2022 and December 31, 2021.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and six months ended June 30, 2022 was $10,475. Amortization expense for the three and six months ended June 30, 2021 was $10,475 and $20,950, respectively.

Accounts Payable

As of June 30, 2022, one vendor accounted for approximately 45% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 53% of accounts payable.

For the three and six months ended June 30, 2022, two vendors accounted for 60% and 66% of cost of sales, respectively. For the three and six months ended June 30, 2021, two vendors accounted for 73% and 68% of cost of sales, respectively

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 31, 2022, and December 31, 2021, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with Accounting Standards Codification (ASC) guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2022 and December 31, 2021. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of June 30, 2022 consisted of 2,824,835 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of June 30, 2021 consisted of 1,849,133 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.3 million and 2.0 million exercisable or convertible into shares of common stock were outstanding at June 30, 2022 and June 30, 2021, respectively, but were excluded from the computation of diluted net loss per share at June 30, 2022 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended June 30, (Unaudited)
	2022	2021
Net Income (Loss)	$(862,382)	$(778,455)
Net income (loss) attributable to common shareholders	$(862,382)	$(778,454)
Weighted average number of shares of common stock outstanding:
Basic	19,717,919	16,811,513
Diluted	19,717,919	16,811,513
Net income (loss) attributable to common shareholders per share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended June 30, (Unaudited)
	2022	2021
Numerator:
Net Income (Loss)	$(862,382)	$(778,454)
Denominator:
Basic weighted-average shares	19,717,919	16,811,513
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,717,919	16,811,513
Net Income (Loss) Per Common Share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

	For the Six Months Ended June 30, (Unaudited)
	2022	2021
Net Income (Loss)	$(1,521,865)	$(2,289,394)
Net income (loss) attributable to common shareholders	$(1,521,865)	$(2,289,394)
Weighted average number of shares of common stock outstanding:
Basic	19,703,012	16,784,737
Diluted	19,703,012	16,784,737
Net income (loss) attributable to common shareholders per share:
Basic	$(0.08)	$(0.14)
Diluted	$(0.08)	$(0.14)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Six Months Ended June 30, (Unaudited)
	2022	2021
Numerator:
Net Income (Loss)	$(1,521,865)	$(2,289,394)
Denominator:
Basic weighted-average shares	19,703,012	16,784,737
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,703,012	16,784,737
Net Income (Loss) Per Common Share:
Basic	$(0.08)	$(0.14)
Diluted	$(0.08)	$(0.14)

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2022	2021
SteraMist Product	$1,134,000	$1,026,000
Service and Training	324,000	440,000
Total	$1,458,000	$1,466,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2022	2021
United States	$1,206,000	$1,184,000
International	252,000	282,000
Total	$1,458,000	$1,466,000

Product and Service Revenue

	For the six months ended June 30, (Unaudited)
	2022	2021
SteraMist Product	$3,020,000	$2,673,000
Service and Training	747,000	866,000
Total	$3,767,000	$3,539,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2022	2021
United States	$2,703,000	$2,989,000
International	1,064,000	550,000
Total	$3,767,000	$3,539,000

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

Contract Balances

As of June 30, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The valuation methodology used to determine the fair value of options and warrants issued as compensation during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. Forfeitures are accounted for in the period in which they occur.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the six months ended June 30, 2022 and 2021, we issued 51,750 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

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

Long-Lived Assets Including Acquired Intangible Assets

                We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2022 and December 31, 2021.

Advertising and Promotional Expenses

                We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2022 were approximately $158,000 and $352,000, respectively. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2021 were approximately $140,000 and $406,000, respectively.

Research and Development Expenses

                We expense research and development expenses in the period in which they are incurred. For the three and six months ended June 30, 2022, research and development expenses were approximately $99,000 and $136,000, respectively. For the three and six months ended June 30, 2021, research and development expenses were approximately $206,000 and $401,000, respectively.

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

NOTE 3. INVENTORIES

                Inventories consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Finished goods	$4,338,789	$4,293,080
Raw Materials	445,880	450,200
Total	$4,784,669	$4,743,280

NOTE 4. VENDOR DEPOSITS

                At June 30, 2022 and December 31, 2021, we maintained vendor deposits of $320,211 and $288,586, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Furniture and fixtures	$357,236	$357,236
Equipment	2,100,960	1,688,236
Vehicles	60,703	60,703
Computer and software	240,517	232,017
Leasehold improvements	393,381	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	-	376,864
	3,557,798	3,506,176
Less: Accumulated depreciation	2,195,627	2,017,857
Property and Equipment, net	$1,362,171	$1,488,319

For the three and six months ended June 30, 2022, depreciation was $79,123 and $158,173, respectively. For the three and six months ended June 30, 2021, depreciation was $69,990 and $151,016 respectively. For the three and six months ended June 30, 2022 and 2021, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

                Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $3,628 and $6,870 for the three and six months ended June 30, 2022, respectively. Amortization expense was $2,422 and $4,845 for the three and six months ended June 30, 2021, respectively.

                Definite life intangible assets consist of the following:

	June 30, 2022 (Unaudited)	December 31, 2021
Intellectual Property and Patents	$3,073,601	$3,065,584
Less: Accumulated Amortization	2,875,268	2,868,397
Patents, net	$198,333	$197,187

                Indefinite life intangible assets consist of the following:

Trademarks	781,195	759,097
Total Intangible Assets, net	$979,528	$956,284

Approximate future amortization is as follows:

Year Ended:	Amount
July 1 – December 31, 2022	$7,300
December 31, 2023	14,500
December 31, 2024	14,500
December 31, 2025	14,500
December 31, 2026	14,500
Thereafter	132,700
Total	$198,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

	June 30, 2022 (Unaudited)	December 31, 2021
Operating leases:
Assets:
Operating lease right-of-use asset	$556,937	$583,271
Liabilities:
Current Portion of Long-Term Operating Lease	$97,385	$91,775
Long-Term Operating Lease, Net of Current Portion	811,291	861,415
Total	$908,676	$953,190

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended June 30, 2022 (Unaudited)	For the Three Months Ended June 30, 2021 (Unaudited)
Operating lease expense	$39,329	$39,329

	For the Six Months Ended June 30, 2022 (Unaudited)	For the Six Months Ended June 30, 2021 (Unaudited)
Operating lease expense	$78,657	$78,657

Other information related to leases where we are the lessee is as follows:

	June 30, 2022 (Unaudited)	December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.50 years	7.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended June 30, 2022 (Unaudited)	For the Three Months Ended June 30, 2021 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$39,191	$38,049

	For the Six Months Ended June 30, 2022 (Unaudited)	For the Six Months Ended June 30, 2021 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$77,240	$74,990

As of June 30, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
July 1 – December 31, 2022	$78,381
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
Thereafter	399,978
Total minimum lease payments	1,148,952
Less: Interest	240,276
Present value of lease obligations	908,676
Less: Current portion	97,385
Long-term portion of lease obligations	$811,291

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(115,229)
Capitalized Software Development Costs - net	$-	$10,475

Amortization expense for the three and six months ended June 30, 2022 was $0 and $10,475, respectively. Amortization expense for the three and six months ended June 30, 2021 was $10,475 and $20,950, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

                    In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

                    We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of June 30, 2022. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and six months ended June 30, 2022 was $3,766 and $7,531, respectively. Amortization expense for the three and six months ended June 30, 2021 was $3,482 and $6,964, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2022 and December 31, 2021, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

Stock Options

 In January 2022 we issued an option to purchase 172,500 shares of common stock to our Chief Executive Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $178,281 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the option was $1.03.

In January 2022 we issued an option to purchase 57,500 shares of common stock to our Chief Operating Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $59,427 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the option was $1.03.

In January 2022 we issued an option to purchase 40,000 shares of common stock to our Chief Financial Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $41,340 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the option was $1.03.

The following table summarizes stock options outstanding as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)		December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	143,000	$2.66	132,500	$2.72
Granted	270,000	1.12	10,500	1.93
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	413,000	$1.65	143,000	$2.66

Options outstanding and exercisable by price range as of June 30, 2022 were as follows:

Outstanding Options		Weighted Average	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	2.70	27,500	$0.80
$0.88	31,250	1.51	31,250	$0.88
$0.96	25,000	1.52	25,000	$0.96
$1.12	270,000	9.56	270,000	$1.12
$1.93	10,500	4.56	10,500	$1.93
$2.16	5,000	2.50	5,000	$2.16
$4.40	12,500	3.55	12,500	$4.40
$7.06	31,250	3.25	31,250	$7.06

	413,000	7.13	413,000	$1.65

Stock Warrants

On February 11, 2021, we agreed to amend the warrant to purchase 125,000 shares of TOMI common stock, (the “Warrant Amendment”) par value $0.01 (the “Common Stock”), issued by TOMI to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and a director on TOMI’s board of directors, on February 11, 2014 (the “Warrant”), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI’s board of directors. The $314,500 charge in connection with the warrant amendment has been included in General and Administrative expenses for the six months ended June 30, 2021.

The following table summarizes the outstanding common stock warrants as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)		December 31, 2021
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	3,381,021	$2.22	2,049,133	$2.55
Granted	-	-	1,606,888	1.73
Exercised	-	-	-	-
Expired	(556,187)	(2.24)	(275,000)	(2.65)
Outstanding, end of period	2,824,834	$2.22	3,381,021	$2.22

Warrants outstanding and exercisable by price range as of June 30, 2022 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	1.40	31,250	$0.64
$0.80	156,250	1.26	156,250	$0.80
$0.96	442,708	0.44	442,708	$0.96
$1.12	6,250	1.80	6,250	$1.12
$1.20	175,000	2.38	175,000	$1.20
$1.36	1,250	0.32	1,250	$1.36
$1.68	1,434,721	1.25	1,434,721	$1.68
$2.18	172,167	4.25	172,167	$2.18
$4.00	28,750	7.82	28,750	$4.00
$6.95	375,000	8.25	375,000	$6.95
$8.40	1,488	1.13	1,488	$8.40
	2,824,834	3.16	2,824,834	$2.22

There were no unvested warrants outstanding as of June 30, 2022.

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

Product Liability

As of June 30, 2022 and December 31, 2021, there were no claims against us for product liability.

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

For the six months ended June 30, 2022, we issued an aggregate of 51,750 shares of common stock that were valued at approximately $54,000 to members of our Board.

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

Cloud Computing Service Contract

                In May 2020 we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount
July 1 - December 31, 2022	$-
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
Total	$60,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2022 (Unaudited)	December 31, 2021
Commissions	$351,639	$228,665
Payroll and related costs	206,257	241,434
Director fees	34,650	31,250
Sales Tax Payable	11,661	19,411
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	53,930	75,848
Total	$726,137	$664,608

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

                The following table presents warranty reserve activities at:

	June 30, 2022 (Unaudited)	December 31, 2021
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	11,963	75,618
Settlement of warranty claims	(11,963)	(75,618)
Ending accrued warranty costs	$68,000	$68,000

NOTE 15. INCOME TAXES

For the three and six months ended June 30, 2022 and 2021, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with ASC guidance for income taxes. As of June 30, 2022 and December 31, 2021, we recorded a valuation allowance of $5,283,000 and $4,941,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

One customer accounted for 29% of net revenue for the three months ended June 30, 2022. Two customers accounted for 29% of our revenue for the three months ended June 30, 2021.

Three customers accounted for 32% of our revenue for the six months ended June 30, 2022. One customer accounted for 13% of net revenue for the six months ended June 30, 2021.

We had three customers that accounted for 41% of accounts receivable as of June 30, 2022. Three customers accounted for 42% of accounts receivable as of December 31, 2021.

NOTE 17. SUBSEQUENT EVENTS

                 In July 2022, 31,250 shares of common stock were issued to Dr. Halden Shane, our Chief Executive Officer, in connection with the exercise of warrants for which we received proceeds of $25,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Update

The first half of 2022 has delivered growth and improvement in our comparable year over year sales, customer sales order and improved financial operating results.

We grew revenue for the six months ended June 30, 2022 by 6% when compared to the same prior year period due to increased demand for our SteraMist mobile equipment. Our reportable quarter over quarter revenue for the three months ended June 30, 2022 was flat with the same prior period. However, as discussed below, we did secure several key sales orders for custom built in units in the second quarter of 2022 which will be recognized into revenue in the next few quarters (2022-2023), also contributing to our growing revenue pipeline.

We have experienced some pullback in spending in healthcare and our smaller clients; however, we continue to see increased spending from our life sciences which is our largest vertical.

Through June 30, 2022, we have received $5,600,000 in sales orders from key global fortune 500 customers of which revenue recognition will be upon delivery throughout 2022 and early 2023. This represents 35% growth when compared to the first half of 2022. The increase in sales orders is largely attributable to increased demand for our Custom Engineered Systems (CES) as well as iHP Service engagements. A key driver to our longer-term growth is strengthening demand for our Custom Engineered Systems (CES). Partnering with our domestic and International manufacturing sales representatives, we are building awareness for CES. We have secured several new orders for our iHP CES and more set to close eminently, revenue recognition will be upon delivery throughout 2022 and early 2023. As we install CES units, we can expect to see the increase in solution sales as these units are designed to be used at regular schedules that will require the solution during the use. We believe based upon current orders, recent additional booking and pending negotiations, that we will surpass our original 2022 budget and analyst expectations.

 Our overall financial operating results for the three and six months ended June 30, 2022 showed improvement when compared to the prior year. We reduced operating expenses by 16% and 21% for the three and six months ended June 30, 2022, respectively, when compared to the same prior year periods. We reduced our loss from operations by 28% and 44% for the three and six months ended June 30, 2022 when compared to the same prior year periods.

                Through June 30, 2022, we used approximately $451,000 in cash from operations, an approximate $2,061,000 improvement over the cash used in operations of $2,512,000 during the six months ended June 30, 2021. The improved cash flow is primarily due to the lower reported loss and customer deposits we received in the current year as well as inventory purchases in the prior quarter as supplies were replenshined. The customer deposits primarily represent down payments made by our customers for orders that will be recognized into revenue as the projects are completed and delivered. Due to continued growth in CES orders we expect receipt of additional deposits in the second half of 2022 which will provide a benefit to our cash flows and sales pipeline.

As our customer base grows, we continue to address the need for timely responses to inquiries, questions, orders and support. TOMI corporate’s support focus along with the launch of the SteraMist Support Portal available on desktop as well as via a mobile app which provides ease of use for sales support, branding, and assistance to our TOMI Service Network providers, sales representatives, and international distributors and end users.

Studies remain a focus as TOMI continues to pursue a wide array of industries. Studies focused on Botrytis cinerea and Mycotoxin, as well as furthering testing on chemical and biological warfare agents will further enhance TOMI’s ability to further penetrate the market.

Our manufacturing capacity and capabilities were improved in the first half of 2022 with the addition of ARM Enertech Associates who can manufacture our CES in their Pennsylvania facility. Furthermore, our existing manufacturer Planet Innovation has expanded into California providing easier access to our internal technology team and a lower cost in domestic shipment charges. We anticipate these developments will reduce our overall costs and manufacturing lead times.

Product Development

As many industrial companies are reducing R&D and capital expenditures spending due to the current economic conditions, TOMI is moving ahead with new products in development. In 2022, we intend to increase capital expenditures (CapEx) and operating expenditures (OpEx), including development of new products, services and process technologies to sharpen our competitive advantage. In addition, we intend to expand our commercial service location to meet the expanding needs of our customers.

Our recent products developed and launched are as follows:

The second half of 2020 showed us that our customers prefer a disinfection device with lower cost and more versatility. To respond, we developed the Backpack (SteraPak) that includes our award winning 6-log and above kill technology and speed. In addition, our solution and process are environmentally friendly as the only by-product from our decontamination process is oxygen and water in the form of humidity. Our solution is OMRI certified and organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. We have competitively priced our SteraPak and expect to bring SteraMist to the largest cleaning market in the world, including members of ISSA (International Sanitary Supply Association) and its divisions IEHA (Integrated Environment and Health Assessment) and EMEA (Europe, Middle East & Africa). These organizations have historically been price conscious and were resistant early on to our SteraMist pricing of our professional decontamination equipment (SteraMist Surface and Environment Unit). As planned, we introduced our new innovative SteraPak domestically towards the end of the third quarter 2021.

During the third quarter 2021, we established and expanded our production capacity with the construction and purchase of the tooling and molds used in the production of our SteraPak. Our tooling and molds will allow us to streamline production and reduce manufacturing lead times and costs on the SteraPak.

Other updated products that have been incorporated into our product line include the Select Plus, which is a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will allow for enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a simple timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. The implementation of this product and our patented non-corrosive iHP technology will certainly replace the number one competitor in this marketplace, which uses an extremely harsh chemical.

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

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (BIT™). Our solution and process are environmentally friendly as the only by-product from our decontamination process is oxygen and humidity. Our solution is organically listed in the United States and Canada it is sustainably a green product with no carbon footprint. Most of our competitors in the disinfection space leave significant by-products and are corrosive. SteraMist is not corrosive, and it does not damage equipment or facilities.

Our SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (iHP™) using cold plasma science created under a grant by the United States Defense Advanced Research Projects Agency (DARPA). Our EPA registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and air space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area. This is a science that world needs to follow.

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

       For 2022 and beyond, TOMI expects growth in SteraMist Custom Engineered Systems (CES) bids and the manufacturing and implementation of these fully automated decontamination systems. The installed CES will also result in increased solution sales for Life Sciences as the CES’s are used at regular intervals. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium and had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology was the use of our ionized Hydrogen Peroxide (iHP) decontamination. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue. Since its launch, SteraMist’s CES has become a leading solution to growing customer demands.

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

Our team of technicians and representatives train, maintain, and service capital equipment throughout the world for our Hospital-HealthCare customers. As our Training and Implementation department expands, we expect continued growth and purchases in our Hospital-HealthCare division. TOMI provides protocol development and implementation of SteraMist® as it is critical in the healthcare setting, including pandemic preparedness.

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

The TOMI Service Network (TSN) division is addressing the cleaning protocols that have changed permanently due to the COVID-19 pandemic, and our network is expected to play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services is starting to pick up due to employees returning to work, increasing number of contagious variants and the potential of monkeypox becoming more of a world concern. Our education and support of such services that TOMI personnel provide to our members creates an advantage by maintaining strong business relationships while they service thousands of SteraMist customers, and the world returns to the new normal which will always focus on emerging pathogens.

Our SteraPak release is an important factor for this market that we will increase the new member onboarding. Current members are showing interest in purchasing the SteraPak to expand their current SteraMist offerings.

Food Safety

Food Safety presents an opportunity for growth with continued product research and compliance testing. With the food safety industry in North America coming under closer scrutiny with the implementation and enforcement of new and established guidelines. This concentration has previously been approved by the USDA and FDA for direct food and crop application and will allow SteraMist® to expand use sites beyond food processing machinery, restaurants, and food contact areas. This will assist compliance with the newly established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada. Today’s Geopolitical aspects of farming and ranching has created an extra layer of concern for the protection of our global limited food supply including food transportation.

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

SteraMist will deliver more consistent and quicker results in all areas of our food supply- From Farm to Market, Processing to packaging and Storage to delivery. We plan on pursuing all these avenues. With the continued testing and need for the market coupled with our new .35% label, should make pursuing these opportunities successful. In addition, our solution and process are environmentally friendly in that the by-product of SteraMist is only oxygen and water in the form of humidity. We have our solution listed on OMRI and labeled as organic. Most disinfectants leave residue on furniture, objects, and foods. SteraMist does not leave any chemical residue on any surface. We have a very low carbon footprint, if any.

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

The SteraPak is a popular product for this division because customers are looking for a more cost-effective solution compared to the current disinfectants on the market. As quick and mobile disinfection solution is preferred in this industry, we believe that SteraPak will generate customer interest and create sales opportunities. Currently our customers are purchasing our SteraPak in all of our divisions to provide quick disinfection throughout various sites in their facilities. The recent increase in Monkey Pox is creating again more interest in better disinfection like the needs of COVID in 2020-2021.

Business Highlights and Recent Events

Revenues:

Total revenue for the six months ended June 30, 2022 and 2021, was $3,767,000 and $3,539,000, respectively, representing an increase of $228,000, or 6% compared to the same prior year period. The increase in revenue was attributable to higher demand for our mobile equipment. SteraMist product-based revenues for the six months ended June 30, 2022 and 2021, were $3,020,000 and $2,673,000, representing an increase of $347,000 or 13% when compared to the same prior year period.

During the first six months of 2022 we have received $5,600,000 in orders, of which we anticipate $2,300,000 will be recognized as revenue in our third and fourth quarter accounting periods of 2022. This represents 35% growth in sales orders received for the six months ended June 30, 2022 when compared to the same prior year accounting period. The growth in our orders was due to increased demand for our mobile equipment and Custom Engineered Systems (CES) from both the life science and hospital sectors. We anticipate further growth in sales as our sales pipeline for the remainder of 2022 is robust and we believe based upon current orders and pending negotiations, that we will surpass our original 2022 budget and analyst expectations.

As of June 30, 2022, we maintain deposits for certain customers of approximately $607,000 which represent down payments on future CES orders that are expected to be recognized into revenue in future accounting periods. We anticipate our customer deposits to continue to grow in the third quarter of 2022.

For the three months ended June 30, 2022 and 2021, our revenue was $1,458,000 and 1,466,000, respectively, essentially flat for the comparable periods. However, during the second quarter of the current year, we were able to further build out our sales pipeline and received approximately $900,000 in customer orders that will be recognized into revenue in future periods.

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

Dangerous pathogens still exist and will exist long after we recover from this pandemic. While the United States and most of the world is moving from the COVID-19 pandemic, there are many pathogens which are respiratory in nature that are still a looming threat; these cases are occurring globally to this day. We believe SteraMist can mitigate and reduce the impact of the next pandemic as it has already proved during the outbreaks of Ebola, MERS and recently with SARS CoV-2 pandemic. As the world faces uncertainty with an ongoing war, SteraMist is prepared for a chemical and biological warfare with proven efficacy against many agents, as well as inventory and support readily to deploy at a moment’s notice. The need for a speedy comprehensive mechanical disinfectant like SteraMist cannot be stressed enough and should be included as the new norm of cleaning.

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

On May 19, 2022, we announced Dr. Halden Shane was to present at the H.C. Wainwright Investment Conference.

On May 20, 2022, we announced that TOMI was to attend the INTERPHEX 2022 Technical Conference and exhibited three of our SteraMist mobile units. INTERPHEX is designed to host and connect state-of-the-art market leaders in the pharmaceutical, biotechnology, and life sciences industries. TOMI thrives in this marketplace due to SteraMist iHP technology offering quick, six-log kill decontamination with impressive material compatibility that provides unique advantages over competitors.

On June 3, 2022, we announced the inclusion of our SteraMist technology on the List Q for the use of its BIT solution to help fight the spread of rare or novel viruses such as Monkeypox virus, SARS-CoV-2 and its variants that causes COVID-19. TOMI was notified of EPA’s inclusion on June 2, 2022.

Research Studies and Publications:

The EPA has registered our 0.35% hydrogen peroxide product for the use in green houses, pre harvests and post harvests. TOMI is conducting internal studies with the 0.35% on common pathogens in the food safety market to enhance protocols.

We continue to pursue acceptance of the additional 1% hydrogen peroxide label with the EPA for direct food application. Due to the pandemic, there have been significant delays by U.S. regulatory agencies in approving new submissions, including TOMI’s new 1% registration.

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

Registrations & Intellectual Property (IP):

Our portfolio includes more than twenty (20) Utility Patent applications worldwide for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained two related United States utility patents giving us protection of our technology until the year 2038.

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

Financial Operations Overview

                Our financial position as of June 30, 2022 and December 31, 2022, respectively, was as follows:

	June 30, 2022 Unaudited	December 31, 2021
Total shareholders’ equity	$12,425,000	$13,595,000
Cash and cash equivalents	$4,800,000	$5,317,000
Accounts receivable, net	$1,936,000	$1,965,000
Inventories	$4,785,000	$4,743,000
Prepaid expenses	$353,000	$344,000
Vendor Deposits	$320,000	$289,000
Other Receivables	$164,000	$236,000
Current liabilities	$2,433,000	$1,816,000
Long-term liabilities	$811,000	$861,000
Working Capital	$9,925,000	$11,077,000

During the six months ended June 30, 2022, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $451,000.
•	Customer deposits received of approximately $607,000.

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Revenue, Net	$1,458,000	$1,466,000	$(8,000)	$3,767,000	$3,539,000	$228,000
Gross Profit	$921,000	942,000	(21,000)	2,342,000	2,177,000	165,000
Total Operating Expenses	$1,784,000	2,135,000	(351,000)	3,865,000	4,881,000	(1,016,000)
Income (Loss) from Operations	(863,000)	(1,193,000)	330,000	(1,523,000)	(2,703,000)	1,180,000
Total Other Income (Expense)	1,000	(1,000)	2,000	1,000	414,000	(413,000)
Provision for Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$(862,000)	$(1,194,000)	332,000	$(1,522,000)	$(2,289,000)	767,000
Basic Net Income (Loss) per share	$(0.04)	$(0.05)	$0.01	$(0.08)	$(0.14)	$0.06
Diluted Net Income (Loss) per share	$(0.04)	$(0.05)	$0.01	$(0.08)	$(0.14)	$0.06

Sales and Revenue

Total revenue for the three months ended June 30, 2022 and 2021, was $1,458,000 and $1,466,000, respectively, representing a decrease of $8,000, or 1% compared to the same prior year period. For the six months ended June 30, 2022 and 2021, our total revenue was $3,767,000 and $3,539,000, respectively, representing an increase of $228,000, or 6% compared to the same prior year period.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Sales, net	$1,458,000	$1,466,000	$(8,000)	$3,767,000	$3,539,000	$228,000

Product and Service Revenue

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
SteraMist Product	$1,134,000	$1,026,000	$108,000	$3,020,000	$2,673,000	$347,000
Service and Training	324,000	440,000	(116,000)	747,000	866,000	(119,000)
Total	$1,458,000	$1,466,000	$(8,000)	$3,767,000	$3,539,000	$228,000

SteraMist product-based revenues for the three months ended June 30, 2022 and 2021, were $1,134,000 and $1,026,000, representing an increase of $108,000 or 11% when compared to the same prior year period. Product based revenues for the six months ended June 30, 2022 and 2021, were $3,020,000 and $2,673,000, representing an increase of $347,000 or 13% when compared to the same prior year period. The increase in product based revenue was attributable to higher mobile equipment sales.

Our service-based revenue for the three months ended June 30, 2022 and 2021, was $324,000 and $440,000, respectively, representing a decrease of 26%. For the six months ended June 30, 2022 and 2021, our service-based revenue was $747,000 and $866,000, representing a decrease of $119,000 or 14% when compared to the same prior period in 2021 The decline in service and training revenue was due to the timing of certain iHP service that occurred in the prior year period.

Revenue by Geographic Region

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
United States	$1,206,000	$1,184,000	$22,000	$2,703,000	$2,989,000	$(286,000)
International	252,000	282,000	(30,000)	1,064,000	550,000	514,000
Total	$1,458,000	$1,466,000	$(8,000)	$3,767,000	$3,539,000	$228,000

Our domestic revenue for the three months ended June 30, 2022 and 2021 was $1,206,000 and $1,184,000, respectively, an increase of $22,000, or 2% when compared to the same prior year period. Internationally, our revenue for the three months ended June 30, 2022 and 2021, was approximately $252,000 and $282,000, respectively, representing a decrease of $30,000 or 11% when compared to the same prior year period.

Cost of Sales

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Cost of Sales	$537,000	$524,000	13,000	$1,425,000	$1,362,000	63,000

Cost of sales was $537,000 and $524,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $13,000, or 2%, compared to the prior year. Our gross profit as a percentage of sales for the three months ended June 30, 2022 was 63.1% compared to 64.2% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Cost of sales was $1,425,000 and $1,362,000 for the six months ended June 30, 2022 and 2021, respectively, an increase of $63,000, or 5%, compared to the prior year. The primary reason for the increase in cost of sales is attributable to higher revenue in the current period. Our gross profit as a percentage of sales for the six months ended June 30, 2022 was 62.2% compared to 61.5% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Professional Fees

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Professional Fees	$95,000	$107,000	$(12,000)	$285,000	$280,000	$5,000

                Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

                Professional fees were $95,000 and $107,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of approximately $12,000, or 11%, in the current year period.

                Professional fees were $285,000 and $280,000 for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $5,000, or 2%, in the current year period.

Depreciation and Amortization

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Depreciation and Amortization	$83,000	$72,000	$11,000	$165,000	$156,000	$9,000

Depreciation and amortization were approximately $83,000 and $72,000 for the three months ended June 30, 2022 and 2021, respectively, representing an increase of $11,000, or 15%.

Depreciation and amortization were approximately $165,000 and $156,000 for the six months ended June 30, 2022 and 2021, respectively, representing an increase of $9,000, or 6%.

Selling Expenses

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Selling Expenses	$566,000	$335,000	$231,000	$907,000	$810,000	$97,000

Selling expenses for the three months ended June 30, 2022 were approximately $566,000, as compared to $335,000 for the quarter ended June 30, 2021, representing an increase of approximately $231,000 or 69%. The increase in selling expenses is attributable to higher sales commissions and our increased tradeshow presence the current year period.

Selling expenses for the six months ended June 30, 2022 were approximately $907,000, as compared to $810,000 for the period ended June 30, 2021, representing an increase of approximately $97,000 or 12%. The increase in selling expenses is attributable to higher sales commissions and our increased tradeshow presence the current year period.

Research and Development

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Research and Development	$99,000	$206,000	$(107,000)	$136,000	$401,000	$(265,000)

Research and development expenses for the three months ended June 30, 2022 were approximately $99,000, as compared to $206,000 for the quarter ended June 30, 2021, representing a decrease of approximately $107,000, or 52%.

Research and development expenses for the six months ended June 30, 2022 were approximately $136,000, as compared to $401,000 for the period ended June 30, 2021, representing a decrease of approximately $265,000, or 66%.

The research and development expenses is attributable to product development charges we incurred on the prior year period which did not reoccur in the current year period.

Consulting Fees

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Consulting Fees	$40,000	$96,000	$(56,000)	$103,000	$202,000	$(99,000)

Consulting fees were $40,000 and $96,000 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $56,000, or 58%, in the current quarter period.

Consulting fees were $103,000 and $202,000 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $99,000, or 49%, in the current quarter period.

The decrease is due to the timing of certain projects that occurred in the prior year that did not occur in the same current year period.

General and Administrative Expense

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2021	2022		$2021	2022	$
General and Administrative	$902,000	$1,319,000	$(417,000)	$2,268,000	$3,032,000	$(764,000)

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expense was $902,000 and $1,319,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $417,000 in the current period. The decline in general and administrative expense is primarily attributable to lower payroll costs, insurance and bad debt expense in the current year period.

General and administrative expense was $2,268,000 and $3,032,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $764,000 in the current period. The decline in general and administrative expense is primarily attributable to lower payroll costs, insurance and bad debt expense in the current year period.

Other Income and Expense

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2022	2021		$2022	2021	$
Gain Upon Debt Extinguishment	-	415,000		-	415,000	(415,000)
Interest Income	-	-		1,000	1,000	-
Interest Expense	-	-	-	-	(1,000)	1,000
Other Income (Expense)	$-	$415,000	$-	$1,000	$415,000	$(414,000)

Gain upon debt extinguishment of $415,000 in connection with the forgiveness of a loan payable.

Interest income was approximately $1,000 for the six months ended June 30, 2022 and 2021.

Interest expense was $0 and $1,000 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

                As of June 30, 2022, we had cash and cash equivalents of $4,800,000 and working capital of $9,925,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

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

For the six months ended June 30, 2022 and 2021, we incurred a loss from operations of ($1,523,000) and ($2,704,000), respectively. Cash used in operations for the six months ended June 30, 2022 and 2021, was $451,000 and $2,512,000, respectively.

A breakdown of our statement of cash flows for the six months ended June 30, 2022 and 2021 is provided below:

	For the six months ended June 30,
	2022	2021
Net Cash Provided By (Used) in Operating Activities	$(451,000)	$(2,512,000)
Net Cash Used in Investing Activities	$(66,000)	$(198,000)
Net Cash Provided by Financing Activities:	$-	$-

Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 and 2021 was $451,000 and $2,512,000, respectively. The decline was attributable to a lower current year loss and customer deposits as well as increased purchases of inventory in the prior year to replenish our levels.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 and 2021 was $66,000 and 198,000, respectively.

Financing Activities

Cash provided by financing activities for six months ended June 30 2022 and 2021 was $0.

Liquidity

                Our revenues can fluctuate due to the following factors, among others:

•	ramp up and expansion of our internal sales force and manufacturers’ representatives;
•	length of our sales cycle;
•	length of installation of our CES;
•	global response to the outbreak of COVID-19 Pandemic and or new Pandemics or diseases of concern;
•	customer budget cycles and allocations;
•	expansion into new territories and markets; and
•	timing of orders from distributors.

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

Contract Balances

As of June 30, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

                We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended June 30, 2022 and 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the period ended March 31, 2022.

Ongoing Remediation of Previously Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the period ended March 31, 2022, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, which include weekly meetings with the financial team to review any issues arising from accounts receivable and the implementation of a new policy for the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves. The new policy no longer primarily relies on management’s view of customer relationships, rather it provides supporting controls around management’s view collectability of receivables and better segregates the duties to support the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves. We expect these changes to materially improve our internal controls.

The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We intend to reevaluate these control processes after 180 days of testing. Management believes the remediation of this material weakness will be completed prior to the end of fiscal 2022, however, there is no assurance as to when such remediation will be completed. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

Changes in Internal Control Over Financial Reporting

As noted above, the Company has been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by referenc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 15, 2022	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Nick Jennings
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

