Form 10-Q
period 2022-09-30
TOMI Environmental Solutions, Inc.
filed 2022-11-10
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

 or

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

As of November 10, the registrant had 19,763,955 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2022 (Unaudited)	December 31, 2021
Current Assets:
Cash and Cash Equivalents	$4,335,481	$5,317,443
Accounts Receivable - net	2,337,915	1,964,776
Other Receivables	164,150	235,904
Inventories (Note 3)	4,712,952	4,743,280
Vendor Deposits (Note 4)	481,788	288,586
Prepaid Expenses	349,328	343,573
Total Current Assets	12,381,614	12,893,562

Property and Equipment – net (Note 5)	1,285,471	1,488,319

Other Assets:
Intangible Assets – net (Note 6)	975,900	956,284
Operating Lease - Right of Use Asset (Note - 7)	543,173	583,271
Capitalized Software Development Costs - net (Note 8)	-	10,476
Other Assets	458,605	341,006
Total Other Assets	1,977,678	1,891,037
Total Assets	$15,644,763	$16,272,918

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,180,805	$1,054,040
Accrued Expenses and Other Current Liabilities (Note 13)	626,510	664,608
Deferred Revenue	1,155,025	6,000
Current Portion of Long-Term Operating Lease (Note 7)	100,282	91,775
Total Current Liabilities	3,062,622	1,816,423

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	784,970	861,415
Total Long-Term Liabilities	784,970	861,415
Total Liabilities	3,847,592	2,677,838

Shareholders’ Equity:

Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at September 30, 2022 and December 31, 2021	638	638

Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	-	-

Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,763,955 and 16,761,513 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	197,640	196,810
Additional Paid-In Capital	57,317,483	56,941,209
Accumulated Deficit	(45,718,590)	(43,543,576)
Total Shareholders’ Equity	11,797,171	13,595,080
Total Liabilities and Shareholders’ Equity	$15,644,763	$16,272,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales, net	$1,759,620	$2,204,569	$5,526,598	$5,743,549
Cost of Sales	688,633	890,273	2,113,624	2,252,133
Gross Profit	1,070,987	1,314,296	3,412,974	3,491,415

Operating Expenses:
Professional Fees	106,411	117,654	391,737	397,928
Depreciation and Amortization	82,619	69,805	247,662	225,666
Selling Expenses	365,054	465,304	1,271,788	1,275,137
Research and Development	118,182	93,274	254,608	494,645
Consulting Fees	43,012	63,805	145,757	265,588
General and Administrative	1,009,229	991,090	3,277,485	4,022,650
Total Operating Expenses	1,724,507	1,800,933	5,589,037	6,681,614
Income (loss) from Operations	(653,520)	(486,637)	(2,176,063)	(3,190,199)

Other Income (Expense):
Gain Upon Debt Extinguishment	-	-	-	414,583
Interest Income	370	79	1,048	698
Interest Expense	-	-	-	(1,034)
Total Other Income (Expense)	370	79	1,048	414,247

Income (loss) before income taxes	(653,150)	(486,558)	(2,175,015)	(2,775,952)
Provision for Income Taxes (Note 16)	-	-	-	-
Net Income (loss)	$(653,150)	$(486,558)	$(2,175,015)	$(2,775,952)

Net income (loss) Per Common Share
Basic	$(0.03)	$(0.03)	$(0.11)	$(0.17)
Diluted	$(0.03)	$(0.03)	$(0.11)	$(0.17)

Basic Weighted Average Common Shares Outstanding	19,758,520	16,843,045	19,736,666	16,805,145
Diluted Weighted Average Common Shares Outstanding	19,758,520	16,843,045	19,736,666	16,805,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			For the nine months ended September 30, 2022
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at January 1, 2022	63,750	638	19,680,955	196,810	$56,941,209	$(43,543,575)	$13,595,080
Equity Compensation					297,766		297,766
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Warrants and Options Exercised			31,250	313	24,687		25,000
Net (Loss) for the nine months ended September 30, 2022						(2,175,015)	(2,175,015)
Balance at September 30, 2022	63,750	$638	19,763,955	$197,640	$57,317,483	$(45,718,590)	$11,797,171

			For the nine months ended September 30, 2021
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at January 1, 2021	63,750	$638	16,761,514	$167,614	$52,142,400	$(39,108,078)	$13,202,574

Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Common Stock Issued in Private Placement			2,869,442	28,694	4,552,957		4,581,651
Net (Loss) for the nine months ended September 30, 2021						(2,775,952)	(2,775,952)
Balance at September 30, 2021	63,750	$638	19,680,956	$196,808	$56,922,857	$(41,884,030)	$15,236,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			For the three months ended September 30, 2022
	Series A Preferred		Common Stock
					Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at July 1, 2022	63,750	638	19,732,705	197,327	$57,292,795	$(45,065,440)	$12,425,320
Warrants and Options Exercised			31,250	313	24,687		25,000
Net (Loss) for the three months ended September 30, 2022						(653,150)	(653,150)
Balance at September 30, 2022	63,750	$638	19,763,955	$197,640	$57,317,482	$(45,718,590)	$11,797,171

			For the three months ended September 30, 2021
	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at July 1, 2021	63,750	638	16,811,514	168,114	$52,369,900	$(41,397,472)	$11,141,180
Common Stock Issued in Private Placement			2,869,442	28,694	4,552,957		4,581,651
Net (Loss) for the three months ended September 30, 2021						(486,558)	(486,558)
Balance at September 30, 2021	63,750	$638	19,680,956	$196,808	$56,922,857	$(41,884,030)	$15,236,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flow From Operating Activities:
Net Income (Loss)	$(2,175,015)	$(2,775,952)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	247,662	225,666
Amortization of Right of Use Asset	117,986	117,986
Amortization of Software Costs	10,475	31,425
Equity Compensation Expense	297,766	-
Value of Equity Issued for Services	54,338	228,000
Reserve for Bad Debt	-	360,000
Gain Upon Debt Extinguishment	-	(414,583)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(373,139)	(171,332)
Inventory	30,328	(1,006,689)
Prepaid Expenses	(5,755)	101,601
Vendor Deposits	(193,202)	(38,106)
Other Receivables	71,754	84,104
Other Assets	(133,254)	(195,579)
Increase (Decrease) in:
Accounts Payable	126,765	(375,248)
Accrued Expenses	(38,098)	157,377
Deferred Revenue	1,149,025	(38,822)
Lease Liability	(116,428)	(113,039)
Net Cash Used in Operating Activities	(928,792)	(3,823,191)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(14,459)	(45,807)
Purchase of Property and Equipment	(63,711)	(248,751)
Net Cash Used in Investing Activities	(78,170)	(294,557)

 The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(UNAUDITED)
	For the Nine Months Ended September 30,
	2022	2021
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	-	4,581,651
Proceeds from Exercise of Options and Warrants	25,000	-
Net Cash Provided by Financing Activities:	25,000	4,581,651
Increase (Decrease) In Cash and Cash Equivalents	(981,962)	463,904
Cash and Cash Equivalents - Beginning	5,317,443	5,198,842
Cash and Cash Equivalents – Ending	$4,335,481	$5,662,746

Supplemental Cash Flow Information:
Cash Paid for Income Taxes	$(72,086)	$75,000
Non-Cash Investing and Financing Activities:
Patent and trademark costs reclassified from Other Assets	$-	$67,890

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At September 30, 2022 and December 31, 2021, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three and nine months ended September 30, 2022 was approximately $96,000 and $109,000. Bad debt expense for the three and nine months ended September 30, 2021 was approximately $96,000 and $511,000. At September 30, 2022 and December 31, 2021, the allowance for doubtful accounts reserve was $1,678,000.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $0 as of September 30, 2022 and December 31, 2021.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and nine months ended September 30, 2022 was $10,475. Amortization expense for the three and nine months ended September 30, 2021, was $10,475 and $31,425, respectively.

Accounts Payable

As of September 30, 2022, one vendor accounted for approximately 46% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 53% of accounts payable.

For the three and nine months ended September 30, 2022, two vendors accounted for 68% and 66% of cost of sales, respectively. For the three and nine months ended September 30, 2021, two vendors accounted for 55% and 60% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2022, and December 31, 2021, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2022 and December 31, 2021. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of September 30, 2022 consisted of 2,793,585 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of September 30, 2021 consisted of 3,424,771 shares of common stock issuable upon exercise of outstanding warrants, 132,500 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.3 million and 3.6 million exercisable or convertible into shares of common stock were outstanding at September 30, 2022 and September 30, 2021, respectively, but were excluded from the computation of diluted net loss per share at September 30, 2022 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended September 30, (Unaudited)
	2022	2021
Net Income (Loss)	$(653,150)	$(486,558)
Net income (loss) attributable to common shareholders	$(653,150)	$(486,558)
Weighted average number of shares of common stock outstanding:
Basic	19,758,520	16,843,045
Diluted	19,758,520	16,843,045
Net income (loss) attributable to common shareholders per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended September 30, (Unaudited)
	2022	2021
Numerator:
Net Income (Loss)	$(653,150)	$(486,558)
Denominator:
Basic weighted-average shares	19,758,520	16,843,045
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,758,520	16,843,045
Net Income (Loss) Per Common Share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Note: Warrants, options and preferred stock for the three months ended September 30, 2022 and 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

	For the Nine Months Ended September 30, (Unaudited)
	2022	2021
Net Income (Loss)	$(2,175,015)	$(2,775,952)
Net income (loss) attributable to common shareholders	$(2,175,015)	$(2,775,952)
Weighted average number of shares of common stock outstanding:
Basic	19,736,666	16,805,145
Diluted	19,736,666	16,805,145
Net income (loss) attributable to common shareholders per share:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Nine Months Ended September 30, (Unaudited)
	2022	2021
Numerator:
Net Income (Loss)	$(2,175,015)	$(2,775,952)
Denominator:
Basic weighted-average shares	19,736,666	16,805,145
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,736,066	16,805,145
Net Income (Loss) Per Common Share:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)

Note: Warrants, options and preferred stock for the nine months ended September 30, 2022 and 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2022	2021
SteraMist Product	$1,435,000	$1,657,000
Service and Training	325,000	548,000
Total	$1,760,000	$2,205,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2022	2021
United States	$1,632,000	$2,028,000
International	128,000	177,000
Total	$1,760,000	$2,205,000

Product and Service Revenue

	For the nine months ended September 30, (Unaudited)
	2022	2021
SteraMist Product	$4,448,000	$4,329,000
Service and Training	1,079,000	1,415,000
Total	$5,527,000	$5,744,000

Revenue by Geographic Region

	For the nine months ended September 30, (Unaudited)
	2022	2021
United States	$4,336,000	$5,017,000
International	1,191,000	727,000
Total	$5,527,000	$5,744,000

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

Contract Balances

As of September 30, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the nine months ended September 30, 2022 and 2021, we issued 51,750 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2022 and December 31, 2021.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2022 were approximately $102,000 and $454,000, respectively. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2021 were approximately $145,000 and $552,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2022, research and development expenses were approximately $118,000 and $255,000, respectively. For the three and nine months ended September 30, 2021, research and development expenses were approximately $93,000 and $495,000, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
Finished goods	$4,251,313	$4,293,080
Raw Materials	461,639	450,200
Total	$4,712,952	$4,743,280

NOTE 4. VENDOR DEPOSITS

At September 30, 2022 and December 31, 2021, we maintained vendor deposits of $481,788 and $288,586, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
Furniture and fixtures	$357,237	$357,236
Equipment	2,108,460	1,688,236
Vehicles	60,703	60,703
Computer and software	245,106	232,017
Leasehold improvements	393,381	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	-	376,864
	3,569,887	3,506,176
Less: Accumulated depreciation	2,284,416	2,017,857
Less: Property and Equipment, net	$1,285,471	$1,488,319

For the three and nine months ended September 30, 2022, depreciation was $78,991 and $237,164, respectively. For the three and nine months ended September 30, 2021, depreciation was $67,383 and $218,398, respectively. For the three and nine months ended September 30, 2022 and 2021, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $3,628 and $10,498 for the three and nine months ended September 30, 2022, respectively. Amortization expense was $2,422 and $7,268 for the three and nine months ended September 30, 2021, respectively.

Definite life intangible assets consist of the following:

	September 30, 2022 (Unaudited)	December 31, 2021
Intellectual Property and Patents	$3,073,601	$3,065,584
Less: Accumulated Amortization	2,878,895	2,868,397
Patents, net	$194,706	$197,187

Indefinite life intangible assets consist of the following:

Trademarks	781,194	759,097

Total Intangible Assets, net	$975,900	$956,284

Approximate future amortization is as follows:

Year Ended:	Amount

October 1 – December 31, 2022	$3,700
December 31, 2023	14,500
December 31, 2024	14,500
December 31, 2025	14,500
December 31, 2026	14,500
Thereafter	133,000
Total	$194,700

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	September 30, 2022 (Unaudited)	December 31, 2021

Assets:
Operating lease right-of-use asset	$543,173	$583,271
Liabilities:
Current Portion of Long-Term Operating Lease	$100,282	$91,775
Long-Term Operating Lease, Net of Current Portion	784,970	861,415
	$885,252	$953,190

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended September 30, 2022 (Unaudited)	For the Three Months Ended September 30, 2021 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Nine Months Ended September 30, 2022 (Unaudited)	For the Nine Months Ended September 30, 2021 (Unaudited)

Operating lease expense	$117,986	$117,986

Other information related to leases where we are the lessee is as follows:

	September 30, 2022 (Unaudited)	December 31, 2021

Weighted-average remaining lease term:
Operating leases	6.25 years	7.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended September 30, 2022 (Unaudited)	For the Three Months Ended September 30, 2021 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$39,191	$38,049

	For the Nine Months Ended September 30, 2022 (Unaudited)	For the Nine Months Ended September 30, 2021 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$116,430	$113,039

As of September 30, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
October 1 – December 31, 2022	$39,191
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
Thereafter	399,978
Total minimum lease payments	1,109,761
Less: Interest	224,509
Present value of lease obligations	885,252
Less: Current portion	100,282
Long-term portion of lease obligations	$784,970

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	September 30, 2022	December 31,
	(Unaudited)	2021
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(115,229)
Capitalized Software Development Costs - net	$-	$10,475

Amortization expense for the three and nine months ended September 30, 2022 was $10,475, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $10,475 and $31,425, respectively.

NOTE 9.CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of September 30, 2022. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and nine months ended September 30, 2022 was $3,766 and $11,297, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $3,482 and $10,446, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2022 and December 31, 2021, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

The following table summarizes stock options outstanding as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(Unaudited)		December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	143,000	$2.66	132,500	$2.72
Granted	270,000	1.12	10,500	1.93
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	413,000	$1.70	143,000	$2.66

Options outstanding and exercisable by price range as of September 30, 2022 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	2.45	27,500	$0.80
$0.88	31,250	1.26	31,250	$0.88
$0.96	25,000	1.27	25,000	$0.96
$1.12	270,000	9.31	270,000	$1.12
$1.93	10,500	4.31	10,500	$1.93
$2.16	5,000	2.25	5,000	$2.16
$4.40	12,500	3.30	12,500	$4.40
$7.06	31,250	3.00	31,250	$7.06

	413,000	6.88	413,000	$1.65

Stock Warrants

On February 11, 2021, we agreed to amend (the “Warrant Amendment”) the warrant to purchase 125,000 shares of TOMI common stock, par value $0.01 (the “Common Stock”), issued by TOMI to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and a director on TOMI’s board of directors, on February 11, 2014 (the “Warrant”), to provide TOMI an option to repurchase the Warrant from Dr. Shane at a negotiated price. In connection with the Warrant Amendment, TOMI repurchased the warrant from Dr. Shane (the “Repurchase”) for an aggregate cash consideration of $314,500, representing a 15% discount of the net exercise cash value of the Warrant, which was calculated using the closing price of the Common Stock on the Nasdaq on February 11, 2021 of $5.36, less the exercise price of the warrants in the amount of $2.40. On the same date, the Warrant Amendment and the Repurchase was considered, approved and adopted by a disinterested majority of TOMI’s board of directors. The $314,500 charge in connection with the warrant amendment has been included in General and Administrative expenses for the nine months ended June 30, 2021.

The following table summarizes the outstanding common stock warrants as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)		December 31, 2021
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	3,381,021	$2.22	2,049,133	$2.55
Granted	-	-	1,606,888	1.73
Exercised	(31,250)	(0.21)	-	-
Expired	(556,186)	(2.24)	(262,500)	(2.65)
Outstanding, end of period	2,793,585	$2.23	3,381,021	$2.22

Warrants outstanding and exercisable by price range as of September 30, 2022 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	1.25	31,250	$0.64
$0.80	125,000	1.01	125,000	$0.80
$0.96	442,708	0.19	442,708	$0.96
$1.12	6,250	1.65	6,250	$1.12
$1.20	175,000	2.13	175,000	$1.20
$1.36	1,250	0.07	1,250	$1.36
$1.68	1,434,721	4.00	1,434,721	$1.68
$2.18	172,167	4.00	172,167	$2.18
$4.00	28,750	7.57	28,750	$4.00
$6.95	375,000	8.00	375,000	$6.95
$8.40	1,489	0.88	1,489	$8.40
	2,793,585	2.91	2,793,585	$2.23

There were no unvested warrants outstanding as of September 30, 2022.

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

Product Liability

As of September 30, 2022 and December 31, 2021, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has temporarily increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations. The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic. Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects. As the impact of the COVID-19 pandemic began to subside and economic activities gradually return to normal in 2022, customers reallocated their resources elsewhere and reduced their spending on disinfection products, which resulted in lower demand for our products. It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in the remainder of 2022 and early 2023, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

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

For the nine months ended September 30, 2022, we issued an aggregate of 51,750 shares of common stock that were valued at approximately $54,000 to members of our Board.

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

Cloud Computing Service Contract

In May 2020 we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount

October 1 - December 31, 2022	$-
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
Total	$60,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

 Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2022 (Unaudited)	December 31, 2021
Commissions	$358,718	$228,665
Payroll and related costs	112,000	241,434
Director fees	34,650	31,250
Sales Tax Payable	7,244	19,411
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	45,898	75,848
Total	$626,510	$664,608

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

The following table presents warranty reserve activities at:

	September 30, 2022 (Unaudited)	December 31, 2021
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	17,478	75,618
Settlement of warranty claims	(17,478)	(75,618)
Ending accrued warranty costs	$68,000	$68,000

NOTE 15. INCOME TAXES

For the nine months ended September 30, 2022 and 2021, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of September 30, 2022 and December 31, 2021, we recorded a valuation allowance of $5,550,000 and $4,941,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

One customer accounted for 20% of net revenue for the three months ended September 30, 2022. Two customers accounted for 29% of our revenue for the three months ended September 30, 2021.

For the nine months ended September 20, 2021, one customer accounted for 11% of net revenue.

We had three customers that accounted for 35% of accounts receivable as of September 30, 2022. Three customers accounted for 42% of accounts receivable as of December 31, 2021.

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

Business Update

The third quarter delivered continued growth in customer sales orders, sequential quarterly growth in revenue and improved financial operating results.

In evaluating sales related performance, management analyzes our revenue recognized for GAAP purposes which is presented in our quarterly and annual statement of operations as well our sales orders we receive from customers during those same accounting periods.  We define a “sales order” as a document we generate for our internal use in processing a customer order.  Our sales orders essentially translate the format of the customer purchase orders we receive from our customers into the format used by us.   We also evaluate our “customer sales backlog” which is defined as pending sales orders where revenue has not yet been recognized. Management believes analyzing the sales order and backlog metrics are useful in measuring our overall sales and business development performance as it gauges the overall volume of sales and business development activities.

With the current years increase in demand for our Custom Engineered Systems (CES), we have seen our current sales orders and revenue pipeline increase when compared to the same period last year. The increase in customer sales orders has resulted in a customer sales backlog of approximately $2,659,000 as of September 30, 2022. Our customer orders or contracts for mobile equipment, CES systems and iHP services are subject to the delivery timelines requested by our customers which affect the timing of the related revenue recognition.

For the three months ended September 30, 2022, we received approximately $2,300,000 in sales orders and/or winning contract bids from our customers, which represents 5% growth when compared to the same prior year period.

For the nine months ended September 30, 2022, we have received $7,900,000 in sales orders from including key global fortune 500 customers of which revenue recognition will be upon delivery throughout 2022 and 2023.  This represents 25% growth when compared to the first half of 2022.  The increase in sales orders is largely attributable to increased demand for our CES as well routine and new iHP Service engagements.  A key driver to our longer-term growth is the solid demand for our CES by referrals to the product line hosting tours of current installed systems, continuing brand awareness via our domestic independent manufacturing sales representatives and growing the network of international partners.

We have secured several new orders for our iHP CES and expect to receive additional new order in the near future for which revenue will be recognized upon delivery for the remainder of 2022 and 2023. As we install CES units, we can expect to see the increase in solution sales as these units are contracted to be used at set regular schedules.  For example, two of the installs currently being manufactured are expected to generate $250,000 in BIT Solution revenue annually starting at the end of the 2023.

As of September 30, 2022, our customer sales backlog was as follows:

	As of September 30, 2022		Expected Revenue Recognition
	Value of Contracts or Sales Orders	Cash Deposits	For the Three Months Ending December 31, 2022	For the Year Ending December 31, 2023
Customer Sales Backlog	$2,659,000	$1,155,000	$1,434,000	$1,225,000

As the market shifted to fully automatic disinfection decontamination, TOMI continues to market and submit bids on CES projects and building the pipeline for these installations. Further, TOMI has expanded bandwidth to meet the demands for the product line and has not been significantly affected by the global supply chain issues.

Our customer orders or contracts for CES systems could be subject to vendor and supply chain constraints as well construction and delivery timelines set forth by our customers which could affect the timing of revenue recognition for those orders.

Our revenue increased sequentially for the three months ended September 30, 2022 by 20% as compared to the three months ended June 30, 2022 due to increased demand for our SteraMist mobile equipment. Our financial operating results also showed sequential quarterly improvement compared to the second quarter of 2022 with 24% reduction in our loss from operations due to the higher revenue, gross profit and lower operating expenses.

The financial operating results for nine months ended September 30, 2022, improved in comparison to the same prior year period as our operating expenses declined by 16%.  Our loss from operations for the nine months ended September 30, 2022 improved by 32% when compared to the same prior year periods.

Through September 30, 2022, we used approximately $929,000 in cash from operations, an approximate $2,894,000 improvement over the cash used in operations of $3,823,000 during the nine months ended September 30, 2022. The improved cash flow is primarily due to the lower reported loss and cash deposits we received in the current year in connection with deferred revenue as well as inventory purchases in the prior period as our stock was replenished. The deferred revenue is attributable to customer deposits which primarily represent down payments made by our customers for orders that will be recognized into revenue as the projects are completed and delivered.

As our customer base grows, we continue to address the need for timely responses to inquiries, questions, orders and support.  We have increased staff since our last report, specifically adding members to our customer experience, sales, and technology departments.  Recently, TOMI hired a sales director with significant sales experience in the clinical healthcare industry.  Part of this background includes using the TOMI SteraMist system during his emergency medical support (EMS) service for the past seven years. Our new sales director is an innovative sales leader with an extensive record of success in developing, supporting, and implementing strategic plans to increase market share and penetration, TOMI expects to increase use of SteraMist in many of its Commercial industries (i.e., Schools, Emergency Services, and Transportation).  Another recent sales director hire has worked many years as an independent manufacturing representative with a focus on the Life Science and vivarium market.  Since his tenure with TOMI, he has expanded into the food safety industry and is working on opportunities to acquire new customers for our products.

TOMI’s new launch of the SteraMist Support Portal now available on desktop as well as via a mobile app provides ease of use for sales support, branding, and assistance to our TOMI Service Network providers, sales representatives, and international distributors and end users.

Our manufacturing capacity and capabilities were improved in the first half of 2022 with the addition of ARM Enertech Associates who manufactures our CES in their Pennsylvania facility. Furthermore, our existing manufacturer Planet Innovation has expanded into California providing easier access to our internal technology team and a lower cost in domestic shipment charges. We also added staff to our Technology department with the hiring of an electrical mechanical engineer and an electrical engineer to assist in research & development, prototype testing, and assembly of our products. We anticipate these developments to reduce overall costs and manufacturing lead times.

Product Development

Our recent products developed and launched are as follows:

After the release of the SteraPak, the TOMI technology team quickly began designing new SteraMist products, which include the Select Plus-a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will provide enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. The implementation of this product and our patented non-corrosive iHP technology will certainly replace the number one competitor in this marketplace, which uses an extremely harsh chemical. We are currently testing prototypes for each of these two units which will be released before the end of 2022.

All SteraMist systems will remain important to the marketplace as they are designed for specific needs and budgets. The Select Surface Unit performs most of the functionality that the Plus offers and is priced at a lower cost, although Select Plus will provide additional options that are appealing to certain customers, such as laboratory and pharmaceutical companies. The SteraPak is a more cost-effective product and designed for residential and commercial real estate including large buildings and public space, any area that needs quick consistent disinfection. There are many new and existing clients that are interested in the SteraPak due to the cost and mobility.

In the fourth quarter of 2022, TOMI launched its fourth generation SteraMist Environment System.  The system will now be 24 voltages, allowing for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time.  In addition, the unit will have eight (8) outputs where four (4) are dedicated to our regular process of Injection, Dwell, and Aeration along with a light beacon status bar and four (4) are programmable to meet the customer needs for any external equipment they may desire to work with the system.

In third quarter of 2021, we expanded our SteraMist® BIT™ solution product line with a 32-ounce bottle for the SteraPak, and the introduction of a ten (10) liter and five (5) gallon bottle. These three new additions bring the BIT Solution product line to a total of five (5) options provided to our customers, which should also benefit our razor razor-blade business model.

We expect these new products and service introductions will positively impact our net sales, cost of sales and operating expenses. The timing of product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new inventory following a product launch, and channel inventory of an older product often declines as the launch of a newer product approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction domestically and internationally.

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

SteraMist® BIT™ brings to the world a mechanical and automated method of cleaning using a game-changing technology and EPA registered Hospital-HealthCare disinfectant providing an upgrade to existing disinfecting and cleaning protocols while limiting liability in a facility when it comes to resistant infectious pathogens. We maintain this registration in all fifty (50) states, Washington DC, Canada, and approximately forty (40) other countries receive our product.

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

Long term, ongoing projects and validations continue to be a focus and lead to proposals and interest for our CES permanent decontamination room. As these are longer lead-time sales and manufactured upon order that can take months to design, procure, assemble, and implement, we expect installations to have impact to our results in 2022.

TOMI’s iHP service department continues to grow with new and existing customers in several divisions. In the life science sector, TOMI’s iHP service department has kept its relationships with large pharmaceuticals (Pfizer/ThermoFisher) as well as adding several smaller life science companies (ForDoz/Lonza) to a regular decontamination schedule. In addition to these productions’ facilities, TOMI has treated four BSL-3 research laboratories in all parts of the country within the last two months (UNM/UNC/Bioqual/Scripps). The food safety department steadily gains traction as several plant/produce companies have expressed interest as new and emerging bacteria, toxins, and fungi hamper production. Finally, the commercial division is a stable source of revenue for TOMI and its service network as many public facilities are feeling the effects of Hurricane Ian.

For 2022 and beyond, TOMI expects growth in SteraMist CES bids and the manufacturing and implementation of these fully automated decontamination systems. The installed CES will also result in increased solution sales for Life Sciences as the CES’s are used at regular intervals. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium and had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology was the use of our ionized Hydrogen Peroxide (iHP) decontamination. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue. Since its launch, SteraMist’s CES has become a leading solution to growing customer demands.

Hospital-Healthcare

The SteraMist® line of products, specifically the SteraMist® Surface Unit and SteraMist® Total Disinfection Cart, are our main solutions to aid our Hospital-HealthCare customers in providing high quality of safety to their patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility. TOMI’s latest product, the SteraPak, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a more mobile solution. Our customers that have successfully adopted our technology in Hospital-Healthcare facilities, have recurring revenue and reorder rates of our BIT™ Solution. We plan to continue to expand our marketing, advertising and educational campaigns targeted at the Hospital-Healthcare marketing to grow our customer base and increase adoption of our SteraMist® line of products.

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

TOMI anticipates expansion of current HealthCare customers to follow the model of Gila River Health Care. Gila River is one of TOMI’s largest Healthcare customers owning a total of fourteen (14) Surface Units and six (6) SteraPaks. The Gila River Indian Community (GRIC) is an Indian reservation in Arizona that is made up of seven (7) districts and is home to the Akimel O’oodham (Pima) and the Pee-Posh (Maricopa) tribes. Gila River Health Care, a premier Native American healthcare system, provides high quality patient care, delivering a wide variety of medical services such as general surgery, dental, and emergency medicine, as well as associated health services such as pharmacy and laboratory operations, skilled nursing, rehabilitation, and medical transport.

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

Business Highlights and Recent Events

Revenues:

We have received $2,300,000 and $7,900,000 in customer sales orders for the three and nine months ended September 30, 2022, respectively, of which we expect $2,659,000 will be recognized as revenue in the remainder of 2022 through our next calendar year 2023. This represents 5% and 25% growth in sales orders received for the three and nine months ended September 30, 2022 when compared to the same prior year accounting periods. The growth in our orders was due to increased demand for our mobile equipment and CES from both the life science and hospital sectors.

Total revenue for the three months ended September 30, 2022 and 2021, was $1,760,000 and $2,205,000, respectively, representing a decrease of $445,000, or 20% compared to the same prior year period. During the third quarter of 2022, we received customer sales orders of $2,300,000 which represents 5% growth over the same prior year period and our deferred revenue increased $548,000. For the nine months ended September 30, 2022 and 2021, our total revenue was $5,527,000 and $5,744,000, respectively, representing a decrease of $217,000, or 4% compared to the same prior year period. The decline in revenue is due to the customer-imposed delivery restrictions for equipment and CES orders and the related impact to the timing of our revenue recognition and deferred revenue. During the nine months ended September 30, 2022, we received $7,900,000 in customer sales orders, which represents 25% growth of the same prior year period and our deferred revenue increased $1,149,000.

As of September 30, 2022, our balance sheet has deferred revenue of $1,155,000 which represents down payments on future equipment and CES orders that are expected to be recognized into revenue in future accounting periods.

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

SteraMist has a long past with fighting pandemics and outbreaks and implementing SteraMist for emergency preparedness is vital. As coronavirus has taken the world by surprise, history has shown that other pandemics and viruses are deemed to follow. Using a proven and trusted disinfectant, SteraMist, for emergency outbreaks and daily for preventative maintenance will alleviate the threat of infections from spreading and stop a possible outbreak.

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

On August 4, 2022, we announced received multiple purchase orders for TOMI’s iHP Custom Engineered System (CES).

On August 8, 2022, we announced that SteraMist provides protection against Monkeypox and other pathogens as the world combats increasing frequency of outbreaks.

On August 10, 2022, we announced SteraMist disinfection continues to make advancements in the Food Safety Industry and presented our products at the International Association for Food Production Annual Meeting, where renowned food safety, academic, and governmental professionals attended. The Company demonstrated its SteraMist iHP cold plasma technology and how SteraMist preserves the shelf life of produce. A poster summarizing the fourth and latest published paper by the USDA was presented at the meeting, which stated that “H2O2 residues on the surface of tomato fruit decreased rapidly after the treatment.” Disinfecting food while leaving no residue on food is particularly important to maintain the quality and freshness of the product, and we believe that SteraMist, which uses H2O2 solutions, is capable of providing this important advantage.

On September 8, 2022, we announced that Dr. Halden Shane, Chief Executive Officer, will be presenting virtually at the H.C. Wainwright 24 th Annual Global Investment Conference to be held September 12-14, 2022.

On September 27, 2022, we announced that a U.S. based multinational pharmaceutical company is expanding the use of SteraMist decontamination products, advancing SteraMist as this pharmaceutical company’s decontamination standard.

On October 10, 2022, we announced purchase order for an iHP Custom Engineered System (CES) from Avid Bioservices, Inc. (Avid) for implementation in Avid’s new purpose-built viral vector development and manufacturing facility in Costa Mesa, California.

On October 18, 2022, we announced that SteraMist is to be utilized by a world-renowned influenza vaccine company that focuses on innovative research, transformative technologies, production, and distribution.

On October 20, 2022, we announced that the U.S. Department of Health and Human Services (HHS), the largest biomedical research agency in the world, has purchased SteraMist disinfection systems for its Africa-based Biosafety Level 3 Laboratory (BSL-3) laboratory.

Research Studies and Publications:

TOMI continues to be active in the global market, using registrations to expand sales opportunities. Currently, TOMI is in the registration process for India, and renewal to meet new requirements in the Philippines. Both markets offer excellent potential due to interest in the TOMI suite of decontamination/disinfection solutions.

TOMI is in the annual process of self-audit, where all SOPs are reviewed and updated as needed, and all compliments and complains and requests for changes/new equipment are evaluated.

TOMI has successfully completed a second 24-month storage stability, this one to meet US EPA requirements (first one was for EU BPR submission and had different methods/requirements). With the patented 7.8% product, Binary Ionization Technology Solution is safe to ship by air and store under normal ambient conditions. The study will be submitted for EPA review, and expiration date extended going forward upon EPA approval.

The EPA has registered our 0.35% hydrogen peroxide product for the use in green houses, pre harvests and post harvests. TOMI is conducting internal studies with the 0.35% on common pathogens in the food safety market to enhance protocols.

We continue to pursue acceptance of the additional 1% hydrogen peroxide label with the EPA for direct food application. Due to the pandemic, there have been significant delays by U.S. regulatory agencies in approving new submissions, including TOMI’s new 1% registration. While TOMI continues to pursue the market for these two EPA registrations, we have partnered and conducted other food safety trials which have shown success in the market.

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

Recent SteraMist food safety customers and partners are conducting further studies to prove SteraMist in the industry. Soli Organic Inc., one of the nation’s largest commercial indoor organic growing companies, obtained multiple SteraMist systems to protect their controlled indoor growing food process from costly fungus, Botrytis. The combination of all SteraMist systems purchased will be used daily, on a continuous cycle, to disinfect everything from seed trays that the soil and plants sit in, and the plants themselves.

Additional studies have been conducted with Kalera that demonstrated the efficacy of SteraMist in a large-scale CEA vertical farm. Analysis concluded dramatic reduction in fungal growth, mold spores, and yield loss from environmental bio-loads, with notable efficacy against Alternaria, a species causing 20% yield loss in all annual vegetable production. Levels went from high/ medium to non-existent/nondetectable with the following spores: Alternaria (Ulocladium), Aspergillus/Penicillium, Acremonium++, and Botrytis.

SteraMist is also working with a few partners in the cannabis industry. Enviro-Mist has been testing cannabis flower incubated with Aspergillus flavus, Aspergillus fumigatus, Aspergillus niger, Aspergillus terreus, Escherichia Coli, Shigella Spp, Salmonella, Staphylococcus aureus, yeasts and molds and subsequently treated using ionized Hydrogen Peroxide (iHP) to the dried material. Potency results of the cannabis plant were not affected, and no additional residual solvents were found. The process was successful in complete remediation of all microbial contaminants. Another partner TOMI is working with has proven SteraMist that has reduced microbial count on cannabis flower from 400cfu/g to non-detectable without affecting the level of THC. SteraMist continues to penetrate the market with additional studies and bringing on premier clients.

Registrations & Intellectual Property (IP):

Our portfolio includes more than twenty (20) Utility Patent applications worldwide for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained two related United States utility patents giving us protection of our technology until the year 2038. We have obtained utility patents for our technologies in diverse countries such as Israel, Australia, Taiwan, Canada, Mexico, and, currently pending, in Brazil, and continue to pursue protections all over the world.

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

Financial Operations Overview

Our financial position as of September 30, 2022 and December 31, 2022, respectively, was as follows:

	September 30, 2022 Unaudited	December 31, 2021
Total shareholders’ equity	$11,797,000	$13,595,000
Cash and cash equivalents	$4,335,000	$5,317,000
Deferred Revenue	$1,155,000	$6,000
Accounts receivable, net	$2,338,000	$1,965,000
Inventories	$4,713,000	$4,743,000
Prepaid expenses	$349,000	$344,000
Vendor Deposits	$482,000	$289,000
Other Receivables	$164,000	$236,000
Current liabilities – Excluding Deferred Revenue	$1,908,000	$1,810,000
Long-term liabilities	$785,000	$861,000
Working Capital	$9,319,000	$11,077,000

During the nine months ended September 30, 2022, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $929,000.

Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Revenue, Net	$1,760,000	$2,205,000	$(445,000)	$5,527,000	$5,744,000	$(217,000)
Gross Profit	$1,071,000	1,314,000	(243,000)	3,413,000	3,491,000	(78,000)
Total Operating Expenses (1)	$1,725,000	1,801,000	(76,000)	5,589,000	6,682,000	(1,093,000)
Income (Loss) from Operations	(654,000)	(487,000)	(167,000)	(2,176,000)	(3,191,000)	1,014,000
Total Other Income (Expense)	1,000	-	2,000	1,000	415,000	(413,000)
Provision for Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$(653,000)	$(487,000)	(165,000)	$(2,175,000)	$(2,776,000)	601,000
Basic Net Income (Loss) per share	$(0.03)	$(0.03)	$(0.00)	$(0.11)	$(0.17)	$0.06
Diluted Net Income (Loss) per share	$(0.03)	$(0.03)	$(0.00)	$(0.11)	$(0.17)	$0.06

Sales and Revenue

Total revenue for the three months ended September 30, 2022 and 2021, was $1,760,000 and $2,205,000, respectively, representing a decrease of $445,000, or 20% compared to the same prior year period. For the nine months ended September 30, 2022 and 2021, our total revenue was $5,527,000 and $5,744,000, respectively, representing a decrease of $217,000, or 4% compared to the same prior year period. The decline in revenue is due to the customer-imposed delivery restrictions for equipment and CES orders and the related impact to our revenue recognition and deferred revenue.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic subsides, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Sales, net	$1,760,000	$2,205,000	$(445,000)	$5,527,000	$5,744,000	$(217,000)

Product and Service Revenue

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
SteraMist Product	$1,435,000	$1,657,000	$(222,000)	$4,448,000	$4,329,000	$119,000
Service and Training	325,000	548,000	(223,000)	1,079,000	1,415,000	(336,000)
Total	$1,760,000	$2,205,000	$(445,000)	$5,527,000	$5,744,000	$(217,000)

SteraMist product-based revenues for the three months ended September 30, 2022 and 2021, were $1,435,000 and $1,657,000, representing a decrease of $222,000 or 13% when compared to the same prior year period. Product based revenues for the nine months ended September 30, 2022 and 2021, were $4,448,000 and $4,439,000, representing an increase of $119,000 or 3% when compared to the same prior year period. The increase in product-based revenue was attributable to higher mobile equipment sales.

Our service-based revenue for the three months ended September 30, 2022 and 2021, was $325,000 and $548,000, respectively, representing a decrease of 41%. For the nine months ended September 30, 2022 and 2021, our service-based revenue was $1,079,000 and $1,415,000, representing a decrease of $336,000 or 24% when compared to the same prior period in 2021. The decline in service and training revenue was due to the timing of certain iHP service that occurred in the prior year period.

Revenue by Geographic Region

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
United States	$1,632,000	$2,028,000	$(396,000)	$4,336,000	$5,017,000	$(681,000)
International	128,000	177,000	(49,000)	1,191,000	727,000	464,000
Total	$1,760,000	$2,205,000	$(445,000)	$5,527,000	$5,744,000	$(217,000)

Our domestic revenue for the three months ended September 30, 2022 and 2021 was $1,632,000 and $2,028,000, respectively, a decrease of $396,000, or 20% when compared to the same prior year period. For the nine months ended September 30, 2022 and 2021, our domestic revenue was $4,366,000 and $5,017,000, respectively, representing a decrease of $681,000 or 13%.

Internationally, our revenue for the three months ended September 30, 2022 and 2021, was approximately $128,000 and $177,000, respectively, representing a decrease of $49,000 or 28% when compared to the same prior year period. For the nine months ended September 30, 2022 and 2021, our domestic international revenue was $1,191,000 and $727,000, respectively, representing an increase of $464,000 or 64%.

Cost of Sales

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Cost of Sales	$689,000	$890,000	(201,000)	$2,114,000	$2,252,000	(138,000)

Cost of sales was $689,000 and $890,000 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $201,000, or 23%, compared to the prior year. Our gross profit as a percentage of sales for the three months ended September 30, 2022 was 60.9% compared to 59.6% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Cost of sales was $2,114,000 and $2,252,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $138,000, or 6%, compared to the prior year. Our gross profit as a percentage of sales for the nine months ended September 30, 2022 was 61.8% compared to 60.8% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Professional Fees

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Professional Fees	$106,000	$118,000	$(12,000)	$392,000	$398,000	$(6,000)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $106,000 and $118,000 for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately $12,000, or 10%, in the current year period.

Professional fees were $392,000 and $398,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $6,000, or 2%, in the current year period.

Depreciation and Amortization

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Depreciation and Amortization	$83,000	$70,000	$13,000	$248,000	$226,000	$22,000

Depreciation and amortization were approximately $83,000 and $70,000 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $13,000, or 19%.

Depreciation and amortization were approximately $248,000 and $226,000 for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of $22,000, or 10%.

The increase in depreciation expense is due to a higher amount of fixed assets being depreciated in the current year periods when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Selling Expenses	$365,000	$465,000	$(100,000)	$1,272,000	$1,275,000	$(3,000)

Selling expenses for the three months ended September 30, 2022 were approximately $365,000, as compared to $465,000 for the quarter ended September 30, 2021, representing a decline of approximately $100,000 or 22%. The decline in selling expenses is attributable to lower sales in the current year period and higher sales commissions and our increased tradeshow presence the current year period.

Selling expenses for the nine months ended September 30, 2022 were approximately $1,272,000, as compared to $1,275,000 for the period ended September 30, 2021, representing a decrease of approximately $3,000.

Research and Development

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Research and Development	$118,000	$93,000	$25,000	$255,000	$495,000	$(240,000)

Research and development expenses for the three months ended September 30, 2022 were approximately $118,000, as compared to $93,000 for the quarter ended September 30, 2021, representing an increase of approximately $25,000, or 27%. The increase is attributable to the timing of certain projects and testing that occurred in the current year period.

Research and development expenses for the nine months ended September 30, 2022 were approximately $225,000, as compared to $495,000 for the period ended September 30, 2021, representing a decrease of approximately $240,000, or 78%. The decrease in research and development expenses is attributable to product development charges in connection with our SteraPak we incurred in the prior year period which did not reoccur in the current year period and lower product development costs associated with current R&D projects being performed internally.

Consulting Fees

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Consulting Fees	$43,000	$64,000	$(21,000)	$146,000	$266,000	$(120,000)

Consulting fees were $43,000 and $64,000 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $21,000, or 33%, in the current quarter period.

Consulting fees were $146,000 and $266,000 for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $120,000, or 45%, in the current quarter period.

The decrease is due to the timing of certain projects that occurred in the prior year that did not occur in the same current year period.

General and Administrative Expense

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
General and Administrative	$1,009,000	$991,000	$18,000	$3,277,000	$4,023,000	$(746,000)

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expense was $1,009,000 and $991,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of $18,000 in the current period.

General and administrative expense was $3,277,000 and $4,023,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $746,000 in the current period. The decline in general and administrative expense is primarily attributable to lower payroll costs, insurance and bad debt expense in the current year period.

Other Income and Expense

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2022	2021		$2022	2021	$
Gain Upon Debt Extinguishment	-	-		-	415,000	(415,000)
Interest Income	-	-		1,000	1,000	-
Interest Expense	-	-	-	-	(1,000)	1,000
Other Income (Expense)	$-	$-	$-	$1,000	$415,000	$(414,000)

Gain upon debt extinguishment of $415,000 in connection with the forgiveness of a loan payable.

Interest income was approximately $1,000 for the nine months ended September 30, 2022 and 2021.

Interest expense was $0 and $1,000 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $4,335,000 and working capital of $9,319,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

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

For the nine months ended September 30, 2022 and 2021, we incurred a loss from operations of ($2,175,000) and ($3,190,000), respectively. Cash used in operations for the nine months ended September 30, 2022 and 2021, was $929,000 and $3,823,000, respectively.

A breakdown of our statement of cash flows for the nine months ended September 30, 2022 and 2021 is provided below:

	For the nine months ended September 30,
	2022	2021
Net Cash Provided By (Used) in Operating Activities	$(929,000)	$(3,823,000)
Net Cash Used in Investing Activities	$(78,000)	$(295,000)
Net Cash Provided by Financing Activities:	$25,000	$4,582,000

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $929,000 and $3,823,000, respectively. The decline was attributable to a lower current year loss and customer deposits as well as increased purchases of inventory in the prior year to replenish our levels.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $78,000 and 295,000, respectively. The decrease is attributable to fixed assets purchased in the prior year and capitalized patent and trademark costs.

Financing Activities

Cash provided by financing activities for nine months ended September 30 2022 and 2021 was $25,000 and $4,582,000, respectively. The decrease as a result of the proceeds we received in connection with the sale of our common stock and warrants in the prior year period.

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

Contract Balances

As of September 30, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes.

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

Long-Lived Assets Including Acquired Intangible Assets

                We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2022 and 2021.

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

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the period ended March 31, 2022 and June 30, 2022.

Ongoing Remediation of Previously Identified Material Weakness

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Form 10-Q for the period ended March 31 and June 30, 2022, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing, which include weekly meetings with the financial team to review any issues arising from accounts receivable and the implementation of a new policy for the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves. The new policy no longer primarily relies on management’s view of customer relationships, rather it provides supporting controls around management’s view collectability of receivables and better segregates the duties to support the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves. We expect these changes to materially improve our internal controls.

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

Changes in Internal Control Over Financial Reporting

As noted above, the Company has been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2022, the Company agreed to amend (the “Warrant Amendment”) the following three warrants to purchase common stock issued to Dr. Halden S. Shane, TOMI’s Chief Executive Officer and chairman of the board, to extend their expiration dates: (i) Warrant to purchase 437,500 shares of Common Stock at an exercise price of $0.96 dated December 22, 2017 (the “2017 Warrant”); (ii) Warrant to purchase 31,250 shares of Common Stock at an exercise price of $0.64 dated November 19, 2018 (the “2018 Warrant”); and (iii) Warrant to purchase 125,000 shares of Common Stock at an exercise price of $0.80 dated January 26, 2019 (the “2019 Warrant”).  The Warrant Amendment extended the expiration dates for (i) the 2017 Warrant from December 22, 2022, to December 22, 2032, (ii) the 2018 Warrant from November 19, 2023, to November 19, 2033, and (iii) the 2019 Warrant from January 26, 2024, to January 26, 2034.  On the same date, the Warrant Amendment was considered, approved and adopted by a disinterested majority of TOMI’s board of directors.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 10, 2022	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Nick Jennings
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

