Form 10-K
period 2022-12-31
TOMI Environmental Solutions, Inc.
filed 2023-03-16
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,235,000, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on such date.

As of March 7, 2023, the registrant had 19,823,955 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Important factors that could affect our performance and cause results to differ materially from management’s expectations are described in the section entitled “Risk Factors,” Item 1A of this Annual Report on Form 10-K. These factors include: our history of losses that may prevent us from achieving profitability in the future; our lack of long-term customer contracts and our inability to rely on our sales history or backlog as an indicator of our future sales; that we are subject to a variety or risks associated with doing business internationally; our success in business depends on our ability to adequately protect our intellectual property; and that our stock price is volatile and there is a limited market for our shares.

Readers should carefully review “Risk Factors”, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor air and surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (“BIT™”). Our solution and process are environmentally friendly as the only by-product from our decontamination process is oxygen and humidity. Our solution is organic and is listed in Canada as a sustainably a green product with no carbon footprint. Most of our competitors in the disinfection space leave significant by-products and are corrosive. SteraMist is not corrosive, and it does not damage equipment or facilities.

Our SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (“iHP™”) using cold plasma science created under a grant by the United States Defense Advanced Research Projects Agency (“DARPA”). Our Environmental Protection Agency (“EPA”) registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron’s to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and air space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and or decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area. This is a science that the world needs to follow. This simple and effective process-takes 7.8 % hydrogen peroxide and under pressure pushes the liquid through a nozzle in which the stream is met by an atmospheric cold plasma arc which converts the hydrogen peroxide into a plasma created hydroxyl radical with 6-log and greater kill. This is a duplication of what occurs in atmospheric chemistry and the only by-product is oxygen and humidity. The world needs to thank, Titan Defense, DARPA and of course nature for the science behind our technology!

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of disinfectants. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include Clostridium difficile Spores and MRSA, as well as the influenza (Avian) virus h1n1, which we believe has better positioned us to penetrate all industries including the biodefense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). In March 2020, our EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses and included on List N (Emerging Viral Pathogens including SARS-CoV-2). In 2021, the EPA granted SteraMist® BIT™ 0.35% hydrogen peroxide – EPA registration number 90150-3.  On June 2, 2022, SteraMist was included on the EPA’s List Q for the use of its BIT solution to help fight the spread of rare or novel viruses such as Monkeypox virus, SARS-CoV-2 and its variants that causes COVID-19.

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

Although our technology was developed to combat the hardest to kill pathogens and neutralize the most difficult chemical agents, our products and services have been used by our customers who are fighting at the front lines of combating the COVID-19 pandemic, especially from early 2020 to 2021. As the COVID-19 pandemic gradually subsided, our customers continue to use our products in new general cleaning protocols due to the impact of the COVID-19 pandemic.

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

Our Products and Services

SteraPak®

SteraPak® is our most affordable and portable SteraMist system yet.  The all-in-one SteraPak® places the SteraMist® technology onto the technicians back, delivering premium disinfection utilizing a rechargeable battery and cordless operation.  Comfortable to use, easy to operate, and has AC and DC power functionality ensuring compatibility in all countries.  The SteraPak® is sold with a case of BIT Solution of eight (8) 32-ounce bottles. The single applicator Pak enables disinfection of all surfaces, including high touch, sensitive equipment, and electronics. An application time of only five seconds per square foot with no wet contact time allows for safe re-entering of the space within minutes after application.

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

SteraMist®Environment System

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

iHP™ Plasma Decontamination Chamber

Our patented cold plasma technology can be integrated with a chamber or cage washer by leading manufacturers. Current examples are BetterBuilt, Allentown and Coy Lab. Our custom generator/chamber is built into a stainless-steel single door panel and is permanently mounted next to the chamber or washer, while a SteraMist® Applicator or 90 Degree Applicator is permanently or semi-permanently mounted in the enclosure. This SteraMist® product line includes but is not limited to an internally mounted air compressor, regulator for air pressure adjustment, E-stop button, lever power switch, data logging functions, and multiple dry contract outputs determined by the needs of the customer.

SteraMist® Custom Engineered System (CES)

The SteraMist® permanent installation is perfect for any room that requires routine automated decontamination. The CES is an automated system that is installed and plumbed utilizing the facilities’ existing HVAC system. This involves permanently installing SteraMist® applicators within the designated space to achieve maximum results. The generator and Programmable Logic Control (“PLC”) are housed in a National Electrical Manufacturers Association (“NEMA”) enclosure in a central remote location. The entire system can be developed for multiple rooms and various specifications, controlled remotely through the NEMA interface. The status of the decontamination cycle is monitored with indicators and can be integrated into a Supervisory Control and Data Acquisition (“SCADA”) monitoring board. The system is now available with a scale to measure the use of BIT Solution for a customer’s ease of reordering our consumable and comes in a variety of drum sizes. In addition, this product includes a new upgrade of 90-degree rotating applicators providing even faster equal dispersion of the iHP™ fog.

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

Industries & Market Segments

Our SteraMist® products are designed to address a wide spectrum of industries using iHP™. Our operations consist of five main divisions based on our current target industries: Hospital-HealthCare, Life Sciences, TOMI Service Network (“TSN”), Food Safety, and Commercial.

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our newly released SteraPak, among other product lines will allow us to progress further into market share, specifically for our Life Science, Hospital-HealthCare, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems (“CES”), routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of industry requiring or requesting SteraMist® disinfection decontamination.

A brief overview of the target industries is presented below:

Life Sciences

The SteraMist® Environment System, CES, the SteraMist® Select Surface Unit (Plus), SteraBox, 90 Degree Applicator and our iHP™ Corporate Service Division, are designed to be tailored to provide a complete solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

Long term, ongoing projects and validations continue to be a focus and lead to proposals and interest for our CES permanent decontamination room. As these are longer lead-time sales and manufactured upon order that can take months to design, procure, assemble, and implement, we expect installations to have material impact to our results in 2023 and 2024.

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

For 2023 and beyond, TOMI expects growth in SteraMist CES bids and the manufacturing and implementation of these fully automated decontamination systems. The installed CES will also result in increased solution sales for Life Sciences as the CES’s are used at regular intervals. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium and had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology was the use of our iHP decontamination. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue. Since its launch, SteraMist’s CES has become a leading solution to growing customer demands.

Hospital-Healthcare

The SteraMist® line of products, specifically the SteraMist® Surface Unit and SteraMist® Total Disinfection Cart, are our main solutions to aid our Hospital-HealthCare customers in providing high quality of safety to their patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility. TOMI’s latest product, the SteraPak®, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a more mobile solution. Our customers that have successfully adopted our technology in Hospital-Healthcare facilities, have recurring revenue and reorder rates of our BIT™ Solution. We plan to continue to expand our marketing, advertising and educational campaigns targeted at the Hospital-Healthcare marketing to grow our customer base and increase adoption of our SteraMist® line of products.

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

TOMI anticipates expansion of current HealthCare customers to follow the model of Gila River Health Care. Gila River is one of TOMI’s largest Healthcare customers owning a total of fourteen (14) Surface Units and eight (8) SteraPak’s. The Gila River Indian Community (GRIC) is an Indian reservation in Arizona that is made up of seven (7) districts and is home to the Akimel O’oodham (Pima) and the Pee-Posh (Maricopa) tribes. Gila River Health Care, a premier Native American healthcare system, provides high quality patient care, delivering a wide variety of medical services such as general surgery, dental, and emergency medicine, as well as associated health services such as pharmacy and laboratory operations, skilled nursing, rehabilitation, and medical transport.

Food Safety

New challenges to food safety will continue to emerge, largely because of changes in our food production, food supply, storage complexities, transportation delays, including more imported foods. Changes in the environment leads to food contamination, new and emergent bacteria, toxins, and antimicrobial resistance. Food Safety presents an opportunity for significant growth for TOMI with continued product research and compliance testing.

The food safety industry in North America is under closer scrutiny with the implementation and enforcement of new and established guidelines. SteraMist® aerosolizing cold plasma technology is an effective decontaminant in the food safety industry. SteraMist can assist in compliance with the newly established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada. Today’s Geopolitical aspects of farming and ranching has created an extra layer of concern for the protection of our global limited food supply including food transportation.

TOMI continues to work with premium companies in testing and validating SteraMist® technology in the Food Safety and seed industries. In 2022, we made progress in enhancing brand awareness in the food safety industry by promoting and marketing this division. We are receiving an increase in inquiries within the Food Safety division directly from these efforts.

Every day there are news articles around the world pertaining to the contamination of food supply. Unsafe food containing harmful bacteria, viruses, parasites, or chemical substances causes more than 200 diseases, ranging from diarrhea to cancers. It also creates a vicious cycle of disease and malnutrition, particularly affecting infants, young children, elderly and the sick. With the global population explosion, severe worldwide avian flu pandemics resulting in the unnecessary culling of bird flocks, unusually high accidents resulting in the destruction of over 30 storages, packing and processing food plants, in the U.S. alone, we anticipate an increase in the demand for a mechanical way to disinfect our food supply. TOMI has, in cooperation with the USDA, demonstrated that our technology offers a consistent, quick, and effective alternative to the traditional, decade’s old chemical disinfection process.

SteraMist will deliver more consistent and quicker results in all areas of our food supply–From Farm to Market, Processing to Packaging, and Storage to Delivery. We are currently pursuing all these avenues. Continued testing and market demand coupled with our new BIT™ 0.35% hydrogen peroxide label will make pursuing these opportunities successful. In addition, our solution and process are environmentally friendly in that the by-product of SteraMist is only oxygen and water in the form of humidity. We have our solution listed on OMRI and labeled as organic. Most disinfectants leave residue on equipment, furniture, objects, and foods. SteraMist does not leave any chemical residue on any surface. We have a very low carbon footprint, if any, just oxygen and humidity. SteraMist is the perfect product for the global current issues in food safety. We are told we consume too much food, we produced too little food, and our farming screws up the environment, SteraMist is ready to assist in the defense of our food industry for whatever their needs are.

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

The TOMI Service Network (“TSN”) division is addressing the cleaning protocols that have changed permanently due to the COVID-19 pandemic, and our network is expected to play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services is starting to pick up due to employees returning to work and the increasing number of contagious variants becoming more of a world concern. Our education and support of such services that TOMI personnel provide to our members creates an advantage by maintaining strong business relationships while they service thousands of SteraMist® customers, and the world returns to the new normal which will always focus on emerging pathogens.

Our SteraPak® release is an important factor for this market that we will increase the new member onboarding. Current members are showing interest in purchasing the SteraPak® to expand their current SteraMist® offerings.

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

The Surface unit and SteraPak® is a popular product for this division because customers are looking for a more cost-effective solution compared to the current disinfectants on the market. As quick and mobile disinfection solution is preferred in this industry, we believe that our surface unit along with the SteraPak® will generate customer interest and create sales opportunities. Currently our customers are purchasing our products in all of our divisions to provide quick disinfection throughout various sites in their facilities.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Manufacturing

We outsource the manufacturing and blending of our SteraMist® line of equipment and BIT™ Solution. Our SteraMist® equipment is manufactured by ISO9001 registered companies with multiple facilities in Pennsylvania, New York, New Jersey, North Carolina, California, and Australia.

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

As part of our intellectual property protection strategy, we have registered our BIT™ solution with the EPA, all fifty (50) states in the United States, and multiple countries worldwide. We have received or are in the process of receiving Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”).

Our portfolio includes more than twenty (20) Utility Patent applications worldwide which expire at various dates through the year 2042 for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained two related United States utility patents giving us protection of our technology until the year 2038. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, and, currently pending, in Europe and Singapore, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, and Singapore. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, as the initial DARPA grant proved the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in a new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of today, we have over two hundred trademarks, (word and/or logo) registered or pending across the globe. TOMI registers marks in eight (8) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, Class 40 for Chemical Decontamination and Manufacturing Services, and Class 41 for Providing Education Training and information related to biological and bacterial decontamination services.

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

We continue to perform decontamination services within cleanrooms, bio-safety labs including BSL-3 and BSL-4 labs, tissue and blood labs, pharmaceutical labs, vivariums and research universities and we continue to secure additional license agreements with major remediation, construction, forensic clean-up and bio-safety servicing companies. Both of these strategies assist in the brand awareness and use of our suite of products.

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

Another key and critical advantage is the technology’s superior material compatibility. iHP kills on contact and leaves no dangerous byproducts in the areas being treated. It is important the world is educated and aware of the harsh chemicals that exist on the market, and used with electrostatic sprayers, as they will not ensure proper efficacy on the surface being treated as even if the chemical is EPA registered, it may not be compatible with the sprayer. For example, the sprayer may not be spraying enough of the chemical to kill the virus or the bacteria, in addition to a lot of these harsh chemicals and sprayers are destroying materials and equipment over time, creating a more costly product in the long run. Our low percentage of hydrogen peroxide serves as a competitive advantage with respect to transporting our product by air. Our major hydrogen peroxide competitors have to transport their chemicals by rail, road or sea as the Department of Transportation (DOT) will not allow a product that contains greater than 8% hydrogen peroxide to be transported by air.

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

Research & Development

Our research and development efforts focus on improving, extending and applying our proprietary technology in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2022 and 2021, were approximately $352,000 and $573,000, respectively.

Government Regulation

Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the EPA, the FDA and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations include detailed inspection of, and controls over, research and development, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices. SteraMist with 7.8% Hydrogen peroxide is not subject to stringent government regulations that usually apply to the transporting chemicals We believe that we are currently compliant in all material respects with applicable regulatory requirements. To date, every registration for our technology we have applied for has been accepted.

Employees

As of March 7, 2023, we have thirty (30) full-time executive, operational and administrative employees working within the United States. Most of our sales are conducted by global exclusive distribution agreements or domestically by our internal sales team or independent manufacturing representatives.

Available Information

We make available free of charge on or through our corporate website, https://tomimist.com/, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference unless specifically stated therein.

In addition, the SEC maintains a website that contains reports, proxy statements, and other information about issuers, such as TOMI, who file electronically with the SEC. The address of the website is www.sec.gov.

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

We generated a net loss of approximately $2.9 and $4.4 million for the years ended December 31, 2022 and 2021, respectively. We also had an accumulated deficit of $46.4 million as of December 31, 2022. Prior to 2020, we had not generated any profit from our business operations. While we experienced an increase of our revenue and net income in 2020, primarily due to a significant increase of demand for our products as protective measures against the spread of the COVID-19 disease during the pandemic, such demand subsided in 2021 as the pandemic gradually came under control, which caused us to incur a net loss in 2021. In addition, we have been increasing our headcount and expenses to support our continued product development and planned growth, and if demand for our products declines and we are unable to sustain our recent increases in our net income, we may not be able to sustain profitability.

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

Our agreements with restoration industry specialists under our TOMI Service Network program, which allows certain restoration specialists to use and sell our products, are not exclusive. This lack of exclusivity allows our competitors to sell products to the same restoration specialists, which could reduce our sales if our competitors’ products are used in lieu of our products. Additionally, the use of our and our competitors’ products by a restoration specialist may create market confusion between our products and the products of our competitors, which may adversely affect our brand reputation and business.

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

We rely upon third parties to supply us with our products. We outsource the manufacturing of our SteraMist® line of equipment to two manufacturing companies and use contract manufacturers to build our BIT-based systems, as we do not maintain our own manufacturing facilities. If we fail to maintain relationships with our current suppliers, we may not be able to effectively commercialize and market our products, due to risks including increased product costs, limited inventory that is not capable of meeting demand and the possible misappropriation of our proprietary information, such as our trade secrets and know-how. Further, as we maintain a limited number of manufacturers for our SteraMist® line of equipment and blenders for our SteraMist® solutions, alternative production facilities may not be available in the event of a disruption, or if alternative production facilities are available, the number of third-party suppliers with the necessary manufacturing and regulatory expertise to produce our products at their current quality level is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Additionally, supply chain disruptions and access to materials have impacted our suppliers’ ability to deliver products to us in a timely manner. In 2021, we saw significant disruptions to key supply chains that caused a delay in the delivery of batteries and molds from China.  In addition, there was a shortage in the supply of bottles domestically that we use to carry our solutions.  We expect such delays and shortages to continue in 2023.  If these issues persist, they may further delay our ability to deliver our products and to recognize revenue.  Any delay or impediment to our ability to recognize revenue for any given period could materially adversely affect our results of operations.

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

We face significant competition in our industry, some of which have longer operating histories, more established products or greater resources than we have currently.

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

Despite our current hiring efforts for non-management employees and redefining of job descriptions, we have a limited management team size. This limited management team may reduce our ability to effectively manage our business as it grows or respond to significant demand from customers. As we expand, we expect to increase the size of our management team. However, our management team may not be able to adequately manage our business, and any failure to do so could lead to a general negative impact to our business.

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

As of December 31, 2022, we had outstanding options, warrants and convertible preferred stock to purchase approximately an aggregate of 3.3 million shares of our common stock at exercise prices ranging from $0.80 to $8.40 per share. Of these, approximately 413,000 represent shares underlying options with exercise prices ranging from $0.80 to $7.06 per share, approximately 2.8 million represent shares underlying warrants at exercise prices ranging from $0.80 to $8.40 per share and approximately 63,750 represent shares underlying our shares of convertible $0.01 preferred A stock. To the extent any holders of options, warrants or convertible preferred stock exercise the same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders.

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

On October 7, 2022, we received a deficiency letter notifying us that we had not maintained a closing bid price for our common stock of at least $1.00 for a 30-day period. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until April 5, 2023 (the “Compliance Date”), to regain compliance with the bid price requirement. If we do not regain compliance with the bid price requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. If we do not regain compliance with the bid price requirement by April 5, 2023 and are not eligible for an additional compliance period at that time, our common stock will be subject to delisting from the Nasdaq Capital Market. We cannot be certain that we will be able to regain compliance and then maintain compliance with the minimum bid price and the other standards in order to maintain a listing of our common stock on the Nasdaq Capital Market.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The facility includes a warehouse, training room, quality control room, qualification laboratory, with its own drive-in custom iHP™ SteraMist® Complete Room System. The new warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory–quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $157,000.

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

Shareholders

As of March 7, 2023, there were 216 record holders of our common stock; however, we believe we have approximately 5,500 stockholders, including those held in street name. On March 7, 2023, the last reported sale price of our common stock on the Nasdaq was $0.64 per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

 Equity Compensation Plan Information

For information about our equity compensation plans and other related stockholder matters see Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

Annual and Quarterly Highlights

Business Update

Our 2022 calendar year delivered continued growth in revenue and sales pipeline as well as improved year over financial operating results. We ended our 2022 calendar year on a strong note as our fourth quarter sales represent our best standalone quarter we have reported since 2020.

Our recognized revenue and customer sales backlog for the year ended December 31, 2022, together, was approximately $10,362,000 which was comprised of recognized revenue of $8,338,000 and a customer sales backlog as of December 31, 2022, of approximately $2,024,000.

For the year ended December 31, 2022, we received over $10,000,000 in sales orders from including key global fortune 500 customers which represents 22% growth when compared to our calendar 2021 year. The increase in sales orders is largely attributable to increased demand for our CES and mobile equipment orders primarily from our life science, commercial and food safety sectors. A key driver to our longer-term growth is the solid demand for our CES by referrals to the product line by hosting tours of current installed systems, continuing brand awareness via our domestic independent manufacturing sales representatives and growing the network of international partners.

Revenue for the three months ended December 31, 2022 and 2021 was $2,812,000 and $2,010,000, respectively, representing an increase of $802,000, or 40% compared to the same prior year period.

Our revenue for the fourth quarter of 2022, grew 60% sequentially over what we reported in the third quarter of 2022.

The increase in sales was largely attributable to increased demand for our CES systems and our internal tech team ability execute and deliver the systems in the fourth quarter of 2022. In 2022, we also saw growth in our sales results our mobile equipment orders due to our expanded product line.

With the current years increase in demand for our CES, we have seen our current sales orders and revenue pipeline increase when compared to the same period last year. The increase in customer sales orders has resulted in a customer sales backlog of approximately $2,024,000 as of December 31, 2022. Our customer orders or contracts for mobile equipment, CES systems and iHP services are subject to the delivery timelines requested by our customers which affect the timing of the related revenue recognition.

We have secured several new orders for our iHP CES for which revenue will be recognized upon delivery for the remainder of 2023 and believe our sales pipeline will continue to grow. As we install CES units, we can expect to see the increase in solution sales as these units are contracted to be used at set regular schedules. For example, two of the installs currently being manufactured are expected to generate $250,000 in BIT Solution revenue annually starting at the end of 2023.

As of December 31, 2022, our customer sales backlog was as follows:

	As of December 31, 2022		Expected Revenue Recognition
	Value of Contracts or Sales Orders	Cash Deposits	For the Year Ending December 31, 2023	For the Year Ending December 31, 2024
Customer Backlog	$ 2,024,000	$ 700,000	$ $2,024,000	$ -

As the market shifts to fully automatic disinfection decontamination, TOMI continues to market and submit bids on CES projects and building the pipeline for these installations. Further, TOMI has expanded bandwidth to meet the demands for the product line and has not been significantly affected by the global supply chain issues.

The financial operating results for the year ended December 31, 2022, improved in comparison to the same prior year period primarily due to higher sales, improved gross profit margins which were up 1.5% and lower operating expenses which declined by 16%.  Our loss from operations for the year ended December 31, 2022, improved by 41% when compared to the same prior year periods.

Through December 31, 2022, we used approximately $1,234,000 in cash from operations, an approximate $2,590,000 improvement over the cash used in operations of $3,824,000 during the year ended December 31, 2021. The improved cash flow is primarily due to the lower reported loss and cash deposits we received in the current year in connection with deferred revenue. The deferred revenue is attributable to customer deposits which primarily represent down payments made by our customers for orders that will be recognized into revenue as the projects are completed and delivered.

In evaluating sales related performance, management also analyzes our revenue recognized for GAAP purposes which is presented in our quarterly and annual statement of operations as well our sales orders we receive from customers during those same accounting periods.  We define a “sales order” as a document we generate for our internal use in processing a customer order.  Our sales orders essentially translate the format of the customer purchase orders we receive from our customers into the format used by us.   We also evaluate our “customer sales backlog” which is defined as pending sales orders where revenue has not yet been recognized. Management believes analyzing the sales order and backlog metrics are useful in measuring our overall sales and business development performance as it gauges the overall volume of sales and business development activities.

Business Highlights and Recent Events

Revenues:

Total revenue without “customer sales backlog” for the year ended December 31, 2022 and 2021, was $8,338,000 and $7,754,000, respectively, representing an increase of $584,000, or 8% compared to the same prior year period. The growth in our orders was due to increased demand for our mobile equipment and CES.

SteraMist product-based revenues for the year ended December 31, 2022 and 2021, were $6,864,000 and $6,179,000, representing an increase of $685,000 or 11% when compared to the same prior year period.  SteraMist service-based revenues for the years ended December 31, 2022 and 2021, were $1,474,000 and $1,575,000, representing a decrease of $101,000 or 6% when compared to the same prior year period.  The decline is due to the timing of certain service engagement that occurred in the current and prior year periods.

As of December 31, 2022, our balance sheet has deferred revenue of $700,000 which represents down payments on future equipment and CES orders that are expected to be recognized into revenue in future accounting periods. Our customer sales backlog at December 31, 2022, was $2,024,000.

For the three months ended December 31, 2022 and 2021, our recognized revenue was $2,812,000 and $2,010,000, respectively, representing an increase of $802,000, or 40% compared to the same prior year period. The increase was to higher CES, mobile equipment and SteraMist BIT solution revenue in the current year period.

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

On February 10, 2022, we announced that we received approximately $1.3 million of orders for our CES and have set installation dates for these systems. Two of the orders are from a Fortune 500 pharmaceuticals company and the other is from a leading research facility focused on immunology and infectious disease. These additional CES orders are timed nicely after the final commissioning of the CES reported in October 2021 and installed months later after announcement for Fresenius Kabi’s Portuguese affiliate Labesfal S.A. located in the heart of Portugal.

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

As conferences and tradeshows reopened in 2022 to provide for companies to exhibit live, TOMI attended multiple shows across the country. In April, 2022, we attended RIA 2022 International Restoration Convention & Industry Expo. This show provided insight on the future of restoration businesses regarding mergers and acquisitions and meetings with core entities to discuss SteraMist disinfection potential with large franchises.

On April 25, 2022, TOMI was exhibited at FDIC International, which is the largest fire and rescue conference. As first-time exhibitors, we gained knowledge on the EMS market and their need for disinfection. With concerns of corrosion, vehicle turnover time, and residues left behind by older technologies, SteraMist technology saw great interest as it does not corrode or damage equipment, leave residue, and quickly disinfects. This market eagerly awaits the release of the iHP SteraMist Transport System.

On May 19, 2022, Dr. Halden Shane presented at the H.C. Wainwright Investment Conference.

On May 20, 2022, we attended the INTERPHEX 2022 Technical Conference and exhibited three of our SteraMist mobile units. The INTERPHEX technical conference is designed to host and connect state-of-the-art market leaders in the pharmaceutical, biotechnology, and life sciences industries.

On June 3, 2022, we announced that our SteraMist technology was included on the List Q for the use of its BIT solution to help fight the spread of rare or novel viruses such as Monkeypox virus, SARS-CoV-2 and its variants that causes COVID-19. TOMI was notified of EPA’s inclusion on June 2, 2022.

On August 4, 2022, we announced that we had received multiple purchase orders for TOMI’s iHP CES.

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

On September 12-14, 2022, Dr. Halden Shane presented virtually at the H.C. Wainwright 24th Annual Global Investment Conference.

On September 27, 2022, we announced that a U.S. based multinational pharmaceutical company would be expanding the use of SteraMist decontamination products, advancing SteraMist as this pharmaceutical company’s decontamination standard.

On October 10, 2022, we announced purchase order for an iHP CES from Avid Bioservices, Inc. (Avid) for implementation in Avid’s new purpose-built viral vector development and manufacturing facility in Costa Mesa, California.

On October 18, 2022, we announced that SteraMist is to be utilized by a world-renowned influenza vaccine company that focuses on innovative research, transformative technologies, production, and distribution.

On October 20, 2022, we announced that the U.S. Department of Health and Human Services (HHS), the largest biomedical research agency in the world, has purchased SteraMist disinfection systems for its Africa-based Biosafety Level 3 Laboratory (BSL-3).

TOMI anticipates attending multiple shows across the country in 2023. It is critical for TOMI to perform live demonstrations to showcase the difference between our SteraMist iHP technology and our competitors. TOMI looks forward to making a large impact with live demonstrations of SteraMist disinfection technology throughout our multiple divisions.

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

The EPA has registered our 0.35% hydrogen peroxide product for the use in greenhouses, pre harvests and post harvests. TOMI is conducting internal studies with the 0.35% on common pathogens in the food safety market to enhance protocols.

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

Product Development:

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

In the fourth quarter of 2022, TOMI launched its fourth generation SteraMist Environment System. The system will now be 24 volt, allowing for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time. In addition, the unit will have eight (8) outputs where four (4) are dedicated to our regular process of Injection, Dwell, and Aeration along with a light beacon status bar and four (4) are programmable to meet the customer needs for any external equipment they may desire to work with the system.

In third quarter of 2021, we expanded our SteraMist® BIT™ solution product line with a 32-ounce bottle for the SteraPak, and the introduction of a ten (10) liter and five (5) gallon bottle. These three new additions bring the BIT Solution product line to a total of five (5) options provided to our customers, which should also benefit our razor/razor-blade business model.

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

Financial Operations Overview

Our financial position as of December 31, 2022 and 2021, respectively, was as follows:

	December 31, 2022	December 31, 2021
Total shareholders’ equity	$11,448,000	$13,595,000
Cash and cash equivalents	$3,867,000	$5,317,000
Deferred Revenue	$700,000	$6,000
Accounts receivable, net	$2,772,000	$1,965,000
Inventories	$4,496,000	$4,743,000
Prepaid expenses	$338,000	$344,000
Vendor Deposits	$447,000	$289,000
Other Receivables	$164,000	$236,000
Current liabilities – Excluding Deferred Revenue	$2,591,000	$1,810,000
Long-term liabilities	$761,000	$861,000
Working Capital	$8,844,000	$11,077,000

During the year ended December 31, 2022, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $1,234,000.
•	Net cash used in investing activities $241,000.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For The Years Ended December 31,		Change
	2022	2021	$
Revenue, Net	$8,338,000	$7,754,000	$584,000
Gross Profit	5,060,000	4,587,000	473,000
Total Operating Expenses (1)	7,942,000	9,511,000	(1,569,000)
Income (Loss) from Operations	(2,882,000)	(4,924,000)	2,042,000
Total Other Income (Expense)	2,000	414,000	(412,000)
Provision for (benefit from) Income Taxes	-	74,000	(74,000)
Net Income (Loss)	$(2,880,000)	$(4,435,000)	1,555,000
Basic Net Income (Loss) per share	$(0.15)	$(0.25)	$0.10
Diluted Net Income (Loss) per share	$(0.15)	$(0.25)	$0.10

(1)	Includes $653,000 and $0 in non-cash equity compensation expense for the years ended December 31, 2022 and 2021, respectively.

Sales

During the years ended December 31, 2022 and 2021, we had net revenue of approximately $8,338,000 and $7,754,000, respectively, representing an increase in revenue of approximately $584,000 or 8%.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic has subsided, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Net Revenue

	For The Years Ended December 31,		Change
	2022	2021	$
Sales, net	$8,338,000	$7,754,000	$584,000

Product and Service Revenue

	For The Years Ended December 31,		Change
	2022	2021	$
SteraMist Product	$6,864,000	$6,179,000	$685,000
Service and Training	1,474,000	1,575,000	(101,000)
Total	$8,338,000	$7,754,000	$584,000

SteraMist product-based revenues for the years ended December 31, 2022 and 2021, were $6,864,000 and $6,179,000, representing an increase of $685,000 when compared to the same prior year period.

Our service-based revenue for the years ended December 31, 2022 and 2021, was $1,474,000 and $1,575,000, respectively, representing a year over year decrease of $101,000.

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2022	2021	$
United States	$6,261,000	$6,403,000	$(142,000)
International	2,077,000	1,351,000	726,000
Total	$8,338,000	$7,754,000	$584,000

Our domestic revenue for the years ended December 31, 2022 and 2021, was $6,261,000 and $6,403,000, respectively, a decrease of $142,000 when compared to the same prior year period. Our recognized domestic revenue and domestic customer sales backlog for the year ended December 31, 2022, together, was approximately $8,285,000 which was comprised of recognized revenue of $6,261,000 and a customer sales backlog as of December 31, 2022, of approximately $2,024,000.

Internationally, our revenue for the years ended December 31, 2022 and 2021, was approximately $2,077,000 and $1,351,000, respectively, representing an of $726,000.

Cost of Sales

	For The Years Ended December 31,		Change
	2022	2021	$
Cost of Sales	$3,278,000	$3,167,000	$111,000

Cost of sales was $3,278,000 and $3,167,000 for the years ended December 31, 2022 and 2021, respectively, an increase of $110,000, compared to the prior year. The primary reason for the increase in cost of sales is attributable to higher sales and revenue in the current year. Our gross profit as a percentage of sales for the years ended December 31, 2022 was 60.6% compared to 59.2% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Professional Fees

	For The Years Ended December 31,		Change
	2022	2021	$
Professional Fees	$536,000	$538,000	$(2,000)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $536,000 and $538,000 for the years ended December 31, 2022 and 2021, respectively, representing an increase of approximately $2,000 in the current year period.

Depreciation and Amortization

	For The Years Ended December 31,		Change
	2022	2021	$
Depreciation and Amortization	$329,000	$295,000	$34,000

Depreciation and amortization were approximately $329,000 and $295,000 for the years ended December 31, 2022 and 2021, respectively, representing an increase of $34,000, or 12%.  The increase in depreciation expense is due to a higher amount of fixed assets being depreciated in the current year periods when compared to the same prior year period.

Selling Expenses

	For The Years Ended December 31,		Change
	2022	2021	$
Selling Expenses	$1,867,000	$1,674,000	$193,000

Selling expenses for the year ended December 31, 2022 were approximately $1,867,000, as compared to $1,674,000 for the year ended December 31, 2021, representing an increase of approximately $193,000, or 12%.  The increase in selling expense is attributable to a higher sales commissions and increased tradeshow costs in the year period.  We continue to invest and allocate resources into our sales, marketing and advertising initiatives and have increased efforts in the current year in order to further develop our brand recognition and grow our base of customers.

Research and Development

	For The Years Ended December 31,		Change
	2022	2021	$
Research and Development	$352,000	$573,000	$(221,000)

Research and development expenses for the year ended December 31, 2022 were approximately $352,000, as compared to $573,000 for the year ended December 31, 2021, representing a decrease of approximately $221,000, or 39%.  The decrease in research and development expenses is attributable to product development charges in connection with our SteraPak we incurred in the prior year period which did not reoccur in the current year period and lower product development costs associated with current R&D projects being performed internally.

Consulting Fees

	For The Years Ended December 31,		Change
	2022	2021	$
Consulting Fees	$215,000	$327,000	$(112,000)

Consulting fees were $215,000 and $327,000 for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $112,00, or 34%.  The decrease is due to the timing of certain projects that occurred in the prior year that did not occur in the same current year period.

General and Administrative Expense

	For The Years Ended December 31,		Change
	2022	2021
General and Administrative	$4,643,000	$6,104,000	$(1,461,000)

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs and bad debt expense.

General and administrative expense was $4,643,000 and $6,104,000 for the years ended December 31, 2022 and 2021, respectively, a decrease  of 1,461,000 in the current year period. The decrease in general and administrative expense is primarily attributable to lower payroll costs, insurance and bad debt expense.

Other Income and Expense

	For The Years Ended December 31,		Change
	2022	2021	$
Gain Upon Debt Extinguishment	-	415,000	(415,000)
Interest Income	2,000	1,000	1,000
Interest Expense	-	(1,000)	1,000
Other Income (Expense)	$2,000	$415,000	$(413,000)

Gain upon debt extinguishment of $415,000 in connection with the forgiveness of a loan payable received under the Payroll Protection Program of the CARES Act.

Interest income was approximately $2,000 and $1,000 for the years ended December 31, 2022 and 2021, respectively.

Interest expense was $0 and $1,000 for the years ended December 31, 2022 and 2021, respectively.

Provision for Income Taxes

	For The Years Ended December 31,		Change
	2022	2021	$
Provision for Income Tax Expense (Benefit)	$-	$(74,000)	$74,000

Income tax benefit was $74,000 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of approximately $3,867,000 and working capital of $8,844,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all. We have no plans of incurring any debt or equity financing.

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

For the year ended December 31, 2022 and 2021, we incurred losses from operations of ($2,882,000) and ($4,924,000), respectively. Cash used in operations for the year ended December 31, 2022 and 2021, was ($1,234,000) and ($3,824,000), respectively.

A breakdown of our statement of cash flows for the year ended December 31, 2022 and 2021 is provided below:

	For the Year Ended December 31,
	2022	2021
Net Cash Used in Operating Activities	$(1,234,000)	$(3,824,000)
Net Cash Used in Investing Activities	$(241,000)	$(639,000)
Net Cash Provided By Financing Activities:	$25,000	$4,582,000

Operating Activities

Cash used in operating activities for the year ended December 31, 2022 and 2021 was $1,234,000 and $3,824,000, respectively. The decline was attributable to a lower current year loss and customer deposits as well as increased purchases of inventory in the prior year to replenish our levels.

Investing Activities

Cash used in investing activities for the years ended December 31, 2022 and 2021 was $241,000 and $639,000, respectively. The decrease is attributable to fixed assets purchased in the prior year and capitalized patent and trademark costs.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2022 and 2021 was $25,000 and $4,582,000 respectively. The cash provided by financing activities declined as a result of the proceeds we received in connection with the sale of our common stock and warrants in the prior year period.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

•	ramp up and expansion of our internal sales force and manufacturer’s representatives;
•	length of our sales cycle;
•	global response to the outbreak of COVID-19 Pandemic and or other outbreaks;
•	expansion into new territories and markets; and
•	timing of orders from distributors.

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

During 2022 we experienced increased demand for our CES where we collect deposits upon the execution of the contract. The deposits we receive fund the production for the CES and improve our overall liquidity through the duration of the project. We believe our sales for our CES will continue to grow and improve our financial results from a liquidity perspective as well as improve our operating margins due to the higher recurring solution sales we see for our CES system.

As of December 31, 2022, we maintained a customer sales backlog of $2,024,000 of which we anticipate will be recognized into revenue and will provide a boost to our cash generated from core operations in our 2023 calendar year. We believe our sales pipeline and the related deferred revenue will continue to grow in 2023 and improve our liquidity position during the next twelve months.

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

Critical Accounting Estimates

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

The SEC defines critical accounting estimates as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following estimates to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

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

Contract Balances

As of December 31, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-10 starting in 2022, which did not have a material impact on our consolidated financial statements.

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

Remediation of Prior Year Material Weakness

The material weakness that was previously disclosed as of December 31, 2021 was remediated as of December 31, 2022. See Management’s Report on Internal Control over Financial Reporting above. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2022, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2022, such remediation plans were successfully tested and the material weakness was deemed remediated.

Changes in Internal Control Over Financial Reporting

We previously disclosed material weaknesses in our internal control over financial reporting related to the matter discussed above.

We took actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described below. The remedial activities we took included weekly meetings with the financial team to review any issues arising from accounts receivable, implementation of a new policy for the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves. The new policy no longer primarily relies on management’s view of customer relationships, rather it provides supporting controls around management’s view collectability of receivables and better segregates the duties to support the identification, authorization, approval, accounting for, and the disclosure of bad debt reserves.

As a result of the remediation activities and controls in place as of December 31, 2022, described above, we have remediated the previously disclosed material weaknesses. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.

We continue to develop our internal controls, processes and reporting systems in an effort to maintain the effectiveness of our internal control over financial reporting, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results.

There were no additional changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages and positions as of March 7, 2023 are presented below.

Name	Age	Position
Halden S. Shane	78	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	43	Chief Operating Officer and Director
Nick Jennings	45	Chief Financial Officer
Walter C. Johnsen	72	Director
Kelly J. Anderson	55	Director
Lim Boh Soon	67	Director

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

 Dr. Lim Boh Soon:  Dr. Lim Boh Soon:  Dr. Lim has served as a member of the Board since January 2018. Dr. Lim has more than 26 years of experience in the banking and finance industry. For more than the past five years, he has been a fellow of the Singapore Institute of Directors and is currently an independent non-executive director on the board of three publicly listed companies, with two on the Singapore Stock Exchange and one on the Bursa Malaysia Stock Exchange. Dr. Lim has served in various directorship roles throughout the past including with CSE Global Limited until April 2017, Across Asia Limited (Cayman Islands) until August 2017, and OUE Commercial REIT Management Private Limited until September 2019. In addition to his role with Tomi Environmental Solutions Inc., Dr. Lim holds current directorship positions with the following companies, Arise Asset Management Pte, Ltd., OUE Limited, Jumbo Group Limited, TPT Corporation (Cayman Islands), Asri Asset Management Pte. Ltd., EpicQuant Pte. Ltd. and Kairos Asia Outreach. Further, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985. We believe that Dr. Lim’s experience as a director of public companies and in the finance industry qualifies him to serve on the Board.

Family Relationships

Ms. Elissa J. Shane, our Chief Operating Officer and Director, is the daughter of Dr. Halden Shane, our Chief Executive Officer and Chairman of the Board.

Board Composition

The Board currently consists of five directors divided into three classes, with each class holding office for a three-year term. Each director serves until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. Our Board is responsible for the business and affairs of our Company and considers various matters that require its approval. Our executive officers are appointed by our Board and serve at its discretion.  Each member of the Board attended at least 75% of the total meetings held by the Board.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2022 and 2021, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)	All Other Compensation ($)		Total ($)

Halden S. Shane	2022	550,000	-		-	178,281	9,000		737,281
Chairman and CEO (2)	2021	500,000	50,000	(6)	-	-	314,500	(3)	864,500

Elissa J. Shane (4)	2022	297,000	-		-	59,427	13,500	(4)	372,413
COO	2021	270,000	30,000	(6)	-	-	13,500	(4)	313,510

Nick Jennings (5)	2022	192,500	-		-	41,340	-		233,840
CFO	2021	175,000	20,000	(6)	-	-	-		195,000

46

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

(2)

During the year ended December 31, 2022, we issued an option to purchase 172,500 shares of common stock to our Chief Executive Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $178,281 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.

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

(4)

During the year ended December 31, 2022, we issued an option to purchase 57,500 shares of common stock to our Chief Operating Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $59,427 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03. The other compensation in the amount of $13,500 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

(5)

During the year ended December 31, 2022, 2022 we issued an option to purchase 40,000 shares of common stock to our Chief Financial Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $41,340 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03. Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.

(6)	In January 2022, the compensation committee approved cash bonuses to the COO and CFO which were paid in January 2022. The cash bonuses were accrued for as of December 31, 2021.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2022.

Name	Number of Securities Underlying Unexercised Warrants / Options Exercisable(1) (#)		Number of Securities Underlying Unexercised Warrants / Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Exercise Price(1) ($)	Expiration Date
Halden S. Shane	156,250	(2)	—	—	$1.20	1/31/2025
	12,500	(3)	—	—	$4.00	4/24/2030
	375,000	(4)	—	—	$6.95	10/01/2030
	172,500	(5)	—	—	$1.12	1/1/2032
	437,500	(6)	—	—	$0.96	12/22/2032
	31,250	(7)	—	—	$0.64	11/19/2033
	125,000	(8)	—	—	$0.80	1/26/2034
Elissa J. Shane	12,500	(9)	—	—	$0.96	1/5/2023
	31,250	(10)	—	—	$0.88	1/03/2024
	12,500	(11)	—	—	$0.96	1/03/2025
	18,750	(12)	—	—	$0.80	1/15/2025
	6,250	(13)	—	—	$4.00	4/24/2030
	31,250	(14)	—	—	$7.06	10/1/2025
	57,500	(15)	—	—	$1.12	1/18/2032
Nick Jennings	6,250	(16)	—	—	$0.80	1/26/2023
	6,250	(17)	—	—	$4.00	4/24/2030
	40,000	(18)	—	—	$1.12	1/18/2032

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.
(2)	Warrants vested on January 31, 2020 and have a term of five years.
(3)	Warrants April 24, 2020 and have a term of ten years.
(4)	Warrants vested on October 01, 2020 and have a term of ten years.
(5)	Options vested on January 18, 2022 and have a term of ten years.
(6)	Warrants vested on December 22, 2017 and were modified to expire on December 22, 2032
(7)	Warrants vested on November 19, 2018 and were modified to expire on November 19, 2032.
(8)	Warrants vested on January 26, 2019 and where modified to expire on January 26, 2034.
(9)	Options pursuant to the 2016 Plan vested on January 5, 2018 and have a term of five years.
(10)	Options pursuant to the 2016 Plan vested on January 3, 2019 and have a term of five years.
(11)	Options pursuant to the 2016 Plan vested on January 3, 2020 and have a term of five years.
(12)	Options pursuant to the 2016 Plan vested on January 15, 2020 and have a term of five years.
(13)	Warrants vested on April 24, 2020 and have a term of ten years.
(14)	Options pursuant to the 2016 Plan vested on October 01, 2020 and have a term of five years.
(15)	Options vested on January 18, 2022 and have a term of ten years.
(15)	Options pursuant to the 2016 Plan vested on January 26, 2018 and have a term of five years.
(16)	Warrants vested on April 24, 2020 and have a term of ten years.
(17)	Options vested on January 18, 2022 and have a term of ten years.

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

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Walter Johnsen (1)	44,000	18,113	—	—	62,113
Kelly Anderson (2)	50,600	18,113	—	—	68,713
Lim Boh Soon (3)	44,000	18,113	—	—	62,113

(1) Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Mr. Johnsen was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $44,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2022, we issued Mr. Johnsen 17,250 shares of common stock that were valued at $18,113.

(2) Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Ms. Anderson was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Ms. Anderson provides for an annual fee in the amount of $50,600 paid on a quarterly basis and an annual grant of shares of common stock. In January 2022, we issued Ms. Anderson 17,250 shares of common stock that were valued at $18,113.

(3) Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years unless re-elected or until a successor is elected, or resignation or removal. Mr. Lim was re-elected to the board for a 3-year term at our 2021 annual meeting. Our agreement with Mr. Lim provides for an annual fee in the amount of $44,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2022, we issued Mr. Lim 17,250 shares of common stock that were valued at $18,113.

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

The following table provides information as of December 31, 2022 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	413,000	(2)	$1.65	1,277,250	(4)
Equity compensation plans not approved by security holders	1,185,447	(3)	$4.03	—
Total	1,598,447		$2.61	—

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 7, 2023 for:

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

Applicable percentage ownership is based on 16,811,513 shares of common stock and 63,750 shares of Series A preferred stock outstanding at March 7, 2023. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 7, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 8430 Spires Way., Suite N, Frederick, MD 21701.

	Shares Beneficially Owned				% of Total
	Common Stock		Series A Preferred Stock		Voting
Name of Beneficial Owner	Shares	% of Class	Shares	% of Class	Power(1
5% Shareholders:
Lau Sok Huy(2)	2,170,139	10.9%	—	—	10.8%
Named Executive Officers and Directors:
Halden S. Shane(1)(3)	4,133,523	19.0%	63,750	100.0%	19.2%
Elissa J. Shane(4)	475,164	2.2%	—	—	2.2%
Nick Jennings(5)	103,119	*	—	—	*
Walter Johnsen(6)	88,750	*	—	—	*
Kelly Anderson(7)	88,750	*	—	—	*
Lim Boh Soon(8)	143,774	*	—	—	*
Executive Officers and Directors as a Group (9)	5,039,330	23.2%	—	—	23.4%

* Denotes ownership of less than 1%.

(1) Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class. The holders of Common Stock and Series A Preferred Stock are each entitled to one vote per share.

(2) Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.

(3) Consists of: (i) 2,411,023 shares of Common Stock held of record by Dr. Shane; (ii) 187,500 shares of Common Stock held of record by the Shane Family Trust; (iii) 125,000 shares of Common Stock held of record by Belinha Shane; and (iv) 1,410,000 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Dr. Shane that are exercisable or will become exercisable within 60 days of March 7, 2023. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(4) Consists of: (i) 236,414 shares of Common Stock held of record by Ms. Shane; and (ii) 238,750 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Ms. Shane that are exercisable or will become exercisable within 60 days of March 7, 2023.

(5) Consists of: (i) 26,519 shares of Common Stock held of record by Mr. Jennings; and (ii) 77,500 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Mr. Jennings that are exercisable or will become exercisable within 60 days of March 7, 2023.

(6) Consists of: (i) 88,750 shares of Common Stock held of record by Mr. Johnsen; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 7, 2023.

(7) Consists of: (i) 88,750 shares of Common Stock held of record by Ms. Anderson; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 7, 2023.

(8) Consists of 143,774 shares of Common Stock held of record by Dr. Lim.

(9) Consists of: (i) 3,306,830 shares of Common Stock; (ii) 1,150,000 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock; and (iii) 582,500 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 7, 2023.

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

Item 14. Principal AccountING Fees and Services

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Rosenberg Rich Baker Berman, P.A., during the 2022 and 2021 fiscal years:

	For the Fiscal Years Ended December 31,
	2022	2021
Audit Fees (1)	$150,000	$161,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$150,000	$161,000

(1) Audit Fees- Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees- Audit-related fees represent professional services rendered for assurance and related services by Rosenberg Rich Baker Berman, P.A. that were reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3) Tax Fees- Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

(4) All Other Fees- All other fees represent fees billed for products and services provided by Rosenberg Rich Baker Berman, P.A other than the services reported for the other categories.

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

(3)	The exhibits listed on the accompanying Exhibit Index are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	11/07/11	3
3.3	Articles of Amendment of Articles of Incorporation of the Registrant, effective September 10, 2020	8-K	000-09908	9/14/20	3.1
3.4	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.5	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-3	333-249850	11/4/20	4.1
4.2	Description of Registrants Securities
4.3	Form of Warrant to Purchase Common Stock	10-Q	000-09908	05/17/21	4.1
4.4	Form of Non-Qualified Stock Option Agreement	10-Q	000-09908	05/17/21	4.2
4.5	Form of Common Stock Purchase Warrant	8-K	000-09908	09/26/21	4.1
4.6	Form of Placement Agent Warrant	8-K	000-09908	09/26/21	4.2
10.1+	Amended and Restated 2016 Equity Incentive Plan, as adopted by the Registrant’s stockholders on December 30, 2020	DEF 14A	001-39574	12/2/20	Appendix A
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1

10.4+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3

10.6+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.7	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.8+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/8/18	10.1
10.9+	Amendment to Executive Employment Agreement
10.10	Form of Securities Purchase Agreement dated as of September 26, 2021, between the Registrant and the purchasers named therein	8-K	000-09908	09/26/21	10.1
14.1	Code of Ethics	10-K	000-09908	3/31/09	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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

DATED: March 16, 2023	TOMI ENVIRONMENTAL SOLUTIONS, INC.

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

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Halden S. Shane

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Nick Jennings

/s/ ELISSA J. SHANE	Director	March 16, 2023
Elissa J. Shane

/s/ WALTER C. JOHNSEN	Director	March 16, 2023
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	March 16, 2023
Kelly J. Anderson

/s/ LIM BOH SOON	Director	March 16, 2023
Lim Boh Soon

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING c

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. (the Company) as of year ended December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for doubtful accounts

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts against its accounts receivable balances based on the future estimated credit losses. As of December 31, 2022, the allowance for doubtful accounts was $1.7 million, or 38% of total accounts receivable. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, and economic trends and conditions. We identified the estimates used to determine the allowance for doubtful accounts as a critical audit matter.

We have identified the evaluation of the Company’s estimation of allowance for doubtful accounts as a critical audit matter. There is an established policy for determining overall allowance for doubtful accounts with specific judgement in place for certain account balances that require additional evaluation and assessment which are used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management's assessment of the completeness and accuracy of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate.

Our audit procedures related to the allowance for doubtful accounts included:

•	Testing the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2022 by recalculating and independently applying the policy to each risk pool, as well as recalculating the aging of receivables based on underlying source documentation.
•	Recomputing current and historical collection rates for customer receivable balances and comparing the historical loss rates against the current period estimated loss rates within the respective risk pools and performing a retrospective analysis of the subsequent collections on customer receivables with certain risk characteristics.
•	Evaluating the reasonableness of management’s qualitative adjustments against the allowance for doubtful accounts by obtaining corroborating evidence which supports the adjustments and assumptions made by management in determining the allowance.

Inventory – Valuation associated with excess and obsolete (E&O) inventory

As further described in Note 2 to the consolidated financial statements, inventory is stated at the lower of cost or net realizable value. At the balance sheet date, the Company evaluated inventories for excess quantities and obsolescence and included an inventory reserve against its inventory balances. As of December 31, 2022, the inventory reserve was approximately $.01 million, or 2% of total inventory. To estimate the amount of inventory that may be in excess or obsolete, the Company reviews inventory quantities on hand as well as historical and projected distribution levels. The Company’s model assumes that inventory will be distributed on a first-in-first-out basis. Due to the nature of the inventory and the levels of inventory purchased in prior years, estimating the amount of inventory that is in excess or potentially obsolete involves significant judgments and estimates.

Given the significant judgments associated with evaluating the valuation of E&O inventory, auditing the reasonableness of management’s estimates and assumptions involved especially subjective judgment and an increased extent of effort, therefore we identified the estimates used to determine the valuation of the E&O inventory as a critical audit matter.

Our audit procedures related to the Company’s valuation of E&O inventory included the following:

•	Evaluating the design and implementation of controls over the E&O inventory valuation.
•	Evaluating management’s future projections by comparing the historical sales.
•	Obtaining the Company’s E&O calculation and tested the mathematical accuracy.
•	Assessing the reasonableness of the assumptions used in the E&O calculation by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculation.
•	Inquiring of the Company’s employees outside of the accounting department and evaluating other areas of the audit to identify business, product, or industry changes that may impact the inputs in the inventory valuation calculation.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2021.

Somerset, NJ

March 16, 2023

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,866,733	$5,317,443
Accounts Receivable - net	2,772,340	1,964,776
Other Receivables	164,150	235,904
Inventories (Note 3)	4,495,999	4,743,280
Vendor Deposits (Note 4)	447,052	288,586
Prepaid Expenses	388,359	343,573
Total Current Assets	12,134,633	12,893,562

Property and Equipment – net (Note 5)	1,335,331	1,488,319

Other Assets:
Intangible Assets – net (Note 6)	1,025,736	956,284
Operating Lease - Right of Use Asset (Note - 7)	528,996	583,271
Capitalized Software Development Costs - net (Note 8)	-	10,476
Other Assets	475,103	341,006
Total Other Assets	2,029,835	1,891,037
Total Assets	$15,499,799	$16,272,918

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,761,750	$1,054,040
Accrued Expenses and Other Current Liabilities (Note 13)	728,703	664,608
Deferred Revenue	699,732	6,000
Current Portion of Long-Term Operating Lease	100,282	91,775
Total Current Liabilities	3,290,467	1,816,423

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	761,132	861,415
Total Long-Term Liabilities	761,132	861,415
Total Liabilities	4,051,599	2,677,838

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at December 31, 2022 and December 31, 2021	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,763,955 and 19,680,955 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	197,640	196,810
Additional Paid-In Capital	57,673,559	56,941,209
Accumulated Deficit	(46,423,637)	(43,543,577)
Total Shareholders’ Equity	11,448,200	13,595,080
Total Liabilities and Shareholders’ Equity	$15,499,799	$16,272,918

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2022	2021

Sales, net	$8,338,099	$7,753,582
Cost of Sales	3,277,644	3,166,891
Gross Profit	5,060,455	4,586,691

Operating Expenses:
Professional Fees	536,311	538,093
Depreciation and Amortization	329,164	294,665
Selling Expenses	1,867,013	1,674,466
Research and Development	352,238	572,700
Consulting Fees	215,180	326,614
General and Administrative	4,642,548	6,104,363
Total Operating Expenses	7,942,454	9,510,901
Income (loss) from Operations	(2,881,999)	(4,924,210)

Other Income (Expense):
Gain Upon Debt Extinguishment	-	414,583
Interest Income	1,939	1,076
Interest Expense	-	(1,034)
Total Other Income (Expense)	1,939	414,625

Income (loss) before income taxes	(2,880,060)	(4,509,585)
Provision for Income Taxes (Note 16)	-	(74,086)
Net Income (loss)	$(2,880,060)	$(4,435,499)

Net income (loss) Per Common Share
Basic	$(0.15)	$(0.25)
Diluted	$(0.15)	$(0.25)

Basic Weighted Average Common Shares Outstanding	19,743,544	17,538,994
Diluted Weighted Average Common Shares Outstanding	19,743,544	17,538,994

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2021	63,750	$638	16,761,514	$167,616	$52,142,398	$(39,108,078)	$13,202,574
							-
Equity Compensation					18,354		18,354
Common Stock Issued for Services Provided			50,000	500	227,500		228,000
Common Stock Issued in Private Placement			2,869,442	28,694	4,552,957		4,581,651
Net (Loss)						(4,435,499)	(4,435,499)
Balance at December 31, 2021	63,750	$638	19,680,956	$196,810	$56,941,209	$(43,543,577)	$13,595,080

Equity Compensation					653,843		653,843
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Warrants and Options Exercised			31,250	312	24,687		25,000
Net (Loss)						(2,880,060)	(2,880,060)
Balance at December 31, 2022	63,750	$638	19,763,956	$197,640	$57,673,559	$(46,423,637)	$11,448,200

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flow From Operating Activities:
Net Income (Loss)	$(2,880,060)	$(4,435,499)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	329,164	294,665
Amortization of Right of Use Asset	157,315	157,315
Amortization of Software Costs	10,475	41,902
Equity Compensation Expense	653,843	18,354
Value of Equity Issued for Services	54,338	228,000
Reserve for Bad Debt	-	1,288,000
Inventory Reserve	95,000	-
Gain Upon Debt Extinguishment	-	(414,583)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(807,564)	463,925
Inventory	152,281	(961,765)
Prepaid Expenses	(44,786)	77,732
Vendor Deposits	(158,466)	100,126
Other Receivables	71,754	(36,953)
Other Assets	(177,474)	(100,149)
Increase (Decrease) in:
Accounts Payable	707,711	(447,429)
Accrued Expenses	64,095	166,644
Deferred Revenue	693,732	(112,880)
Lease Liability	(155,622)	(151,088)
Net Cash Provided (Used) in Operating Activities	(1,234,264)	(3,823,683)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(40,570)	(126,697)
Purchase of Property and Equipment	(200,876)	(512,669)
Net Cash (Used) in Investing Activities	(241,446)	(639,366)

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2022	2021
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	-	4,581,651
Proceeds from Exercise of Options and Warrants	25,000	-
Net Cash From Financing Activities:	25,000	4,581,651
Increase (Decrease) In Cash and Cash Equivalents	(1,450,710)	118,602
Cash and Cash Equivalents - Beginning	5,317,443	5,198,842
Cash and Cash Equivalents – Ending	$3,866,733	$5,317,443

Supplemental Cash Flow Information:
Cash Paid (Refunded) for Income Taxes	$(72,086)	$75,000
Non-Cash Investing and Financing Activities:
Patent and trademark costs reclassified from Other Assets	$43,377	$118,078

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At December 31, 2022 and December 31, 2021, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for doubtful accounts based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the years ended December 31, 2022 and 2021, was approximately $142,188 and $1,605,660, respectively.  At December 31, 2022 and December 31, 2021, the allowance for doubtful accounts reserve was $1,678,000.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable.  Our reserve for obsolete inventory was $95,000 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the years ended December 31, 2022 and 2021, was $10,475 and $41,900, respectively.

Accounts Payable

As of December 31, 2022, two vendors accounted for approximately 55% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 53% of accounts payable.

For the year ended December 31, 2022, two vendors accounted for 67% of cost of sales. For the year ended December 31, 2021, two vendors accounted for 65% of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2022, and December 31, 2021, our warranty reserve was $68,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2022 and December 31, 2021. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

Potentially dilutive securities as of December 31, 2022 consisted of 2,792,335 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of December 31, 2021 consisted of 3,381,021 shares of common stock issuable upon exercise of outstanding warrants, 143,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants,  and preferred stock 3.3 million and 3.6 million shares of common stock were outstanding at December 31, 2022 and 2021, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2022 and 2021 due to the anti-dilutive effect on net loss per share.

	For the Years Ended December 31,
	2022	2021
Net Income (Loss)	$(2,880,060)	$(4,435,499)
Net income (loss) attributable to common shareholders	$(2,880,060)	$(4,435,499)
Weighted average number of shares of common stock outstanding:
Basic	19,743,544	17,538,994
Diluted	19,743,544	17,538,994
Net income (loss) attributable to common shareholders per share:
Basic	$(0.15)	$(0.25)
Diluted	$(0.15)	$(0.25)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Years Ended December 31,
	2022	2021
Numerator:
Net Income (Loss)	$(2,880,060)	$(4,435,499)
Denominator:
Basic weighted-average shares	19,743,544	17,538,994
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,743,544	17,538,994
Net Income (Loss) Per Common Share:
Basic	$(0.15)	$(0.25)
Diluted	$(0.15)	$(0.25)

Note: Warrants, options and preferred stock for the years ended December 31, 2022 and 2021 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source.

Product and Service Revenue

	For The Years Ended December 31,		Change
	2022	2021
SteraMist Product	$6,864,000	$6,179,000	$685,000
Service and Training	1,474,000	1,575,000	(101,000)
Total	$8,338,000	$7,754,000	$584,000

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2022	2021	$
United States	$6,261,000	$6,403,000	$(142,000)
International	2,077,000	1,351,000	726,000
Total	$8,338,000	$7,754,000	$584,000

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

Contract Balances

As of December 31, 2022, and December 31, 2021 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The valuation methodology used to determine the fair value of options and warrants issued as compensation during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected term of the Company's warrants has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" warrants. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2022 and 2021, we issued 51,750 and 50,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2022 and 2021.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2022 and 2021 were approximately $653,000 and $701,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2022 and 2021, research and development expenses were approximately $352,000 and $573,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. We adopted ASU 2021-10 starting in 2022, which did not have a material impact on our consolidated financial statements.

NOTE 3. INVENTORIES

                Inventories consist of the following at:

	December 31, 2022	December 31, 2021
Finished goods	$3,929,000	$4,293,080
Raw Materials	691,999	377,490
Inventory Reserve	(95,000)	-
	$4,495,999	$4,743,280

NOTE 4. VENDOR DEPOSITS

On December 31, 2022 and December 31, 2021, we maintained vendor deposits of $447,052 and $288,586, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2022	December 31, 2021
Furniture and fixtures	$364,819	$357,236
Equipment	2,236,510	1,688,236
Vehicles	60,703	60,703
Computer and software	246,638	232,017
Leasehold improvements	393,381	386,120
Tenant Improvement Allowance	405,000	405,000
Capitalized Costs in Progress – Tooling and Molds	-	376,864
	3,707,051	3,506,176
Less: Accumulated depreciation	2,371,720	2,017,857
Less: Property and Equipment, net	$1,335,331	$1,488,319

For the years ended December 31, 2022 and 2021, depreciation was $314,669 and $299,665, respectively. For the years ended December 31, 2022 and 2021, amortization of tenant improvement allowance was $39,194 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $14,495 and $11,406 for the years ended December 31, 2022 and 2021, respectively.

Definite life intangible assets consist of the following:

	December 31, 2022	December 31, 2021
Intellectual Property and Patents	$3,108,063	$3,065,584
Less: Accumulated Amortization	2,882,892	2,868,397
Patents, net	$225,171	$197,187

                Indefinite life intangible assets consist of the following:

Trademarks	800,565	759,097

Total Intangible Assets, net	$1,025,736	$956,284

                    Approximate future amortization is as follows:

Approximate future amortization is as follows:

Year Ended:	Amount
December 31, 2023	14,500
December 31, 2024	14,500
December 31, 2025	14,500
December 31, 2026	14,500
December 31, 2027	152,500
Thereafter	14,500
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

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use asset	$528,996	$583,271
Liabilities:
Current Portion of Long-Term Operating Lease	$100,282	$91,775
Long-Term Operating Lease, Net of Current Portion	761,132	861,415
	$861,414	$953,190

The components of lease expense are as follows within our consolidated statement of operations:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Operating lease expense	$157,315	$157,315

Other information related to leases where we are the lessee is as follows:

	December 31, 2022	December 31, 2021

Weighted-average remaining lease term:
Operating leases	6.00 years	7.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:	$155,621	$151,088

As of December 31, 2022, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2023	160,290
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,407
Thereafter	219,571
Total minimum lease payments	1,070,571
Less: Interest	209,156
Present value of lease obligations	861,415
Less: Current portion	100,282
Long-term portion of lease obligations	$761,132

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	December 31, 2022	December 31, 2021
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(115,229)
Capitalized Software Development Costs - net	$-	$10,475

Amortization expense for the years ended December 31, 2022 and 2021 was $10,475 and $41,900, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of December 31, 2022. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the years ended December 31, 2022 and 2021 were $14,495 and $14,432, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2022 and 2021, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2022 and 2021, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

The following table summarizes stock options outstanding as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	143,000	$2.66	132,500	$2.72
Granted	270,000	1.12	10,500	1.93
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	413,000	$1.65	143,000	$2.66

Options outstanding and exercisable by price range as of December 31, 2022 were as follows:

Outstanding Options		AverageWeighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	2.20	27,500	$0.80
$0.88	31,250	1.01	31,250	$0.88
$0.96	25,000	1.02	25,000	$0.96
$1.12	270,000	9.06	270,000	$1.12
$1.93	10,500	4.06	10,500	$1.93
$2.16	5,000	2.00	5,000	$2.16
$4.40	12,500	3.05	12,500	$4.40
$7.06	31,250	2.75	31,250	$7.06

	413,000	6.63	413,000	$1.65

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

In November 2022, we modified the terms of Dr. Halden S. Shane's, TOMI's Chief Executive Officer and a director on TOMI's board of directors, outstanding warrants to purchase 593,750 shares of common stock.  The terms of the warrants were increased by 10 years.  Pursuant to ASC 718, the modified terms of the warrants resulted in approximately $356,000 in incremental equity compensation expense for the year ended December 31, 2022.  We utilized the Black-Scholes method to fair value the warrants under the original and modified terms with the following range of assumptions: volatility, 83%-163%; expected dividend yield, 0%; risk free interest rate, 4.31%; and a life of 0.12 - 11.23 years, respectively. The grant date fair value range of each share of common stock underlying the warrant was $0.17 through $0.65.

The following table summarizes the outstanding common stock warrants as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	3,381,021	$2.22	2,049,133	$2.55
Granted	-	-	1,606,888	1.73
Exercised	(31,250)	(0.21)	-	-
Expired	(557,436)	(2.23)	(262,500)	(2.65)
Outstanding, end of period	2,792,335	$2.25	3,381,021	$2.22

Warrants outstanding and exercisable by price range as of December 31, 2022 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	10.89	31,250	$0.64
$0.80	125,000	11.08	125,000	$0.80
$0.96	442,708	9.98	442,708	$0.96
$1.12	6,250	1.30	6,250	$1.12
$1.20	175,000	1.88	175,000	$1.20
$1.68	1,434,721	3.75	1,434,721	$1.68
$2.18	172,167	3.75	172,167	$2.18
$4.00	28,750	7.32	28,750	$4.00
$6.95	375,000	7.75	375,000	$6.95
$8.40	1,489	0.63	1,489	$8.40
	2,792,335	5.58	2,792,335	$2.25

There were no unvested warrants outstanding as of December 31, 2022.

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

Product Liability

As of December 31, 2022 and 2021, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has temporarily increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations. The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic. Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects. As the impact of the COVID-19 pandemic began to subside and economic activities gradually return to normal in 2022, customers reallocated their resources elsewhere and reduced their spending on disinfection products, which resulted in lower demand for our products. It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in early 2023, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

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

For the year ended December 31, 2022, we issued an aggregate of 51,750 shares of common stock that were valued at approximately $54,000 to members of our Board.

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

Cloud Computing Service Contract

                Cloud Computing Service Contract

                In May 2020 we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount
December 31, 2023	30,000
December 31, 2024	30,000
December 31, 2025	-
Total	$60,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2022	December 31, 2021
Commissions	$442,805	$228,665
Payroll and related costs	136,000	241,434
Director fees	34,650	31,250
Sales Tax Payable	(1,351)	19,411
Accrued warranty (Note 14)	68,000	68,000
Other accrued expenses	48,599	75,848
Total	$728,703	$664,608

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

                    The following table presents warranty reserve activities at:

	December 31, 2022	December 31, 2021
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	24,158	75,618
Settlement of warranty claims	(24,158)	(75,618)
Ending accrued warranty costs	$68,000	$68,000

NOTE 15. INCOME TAXES

The Company’s income tax expense (benefit) consisted of:
	For the Year Ended
	December 31,	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	(74,000)
Foreign	-	-
	-	(74,000)
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$-	$(74,000)

The Company’s net income (loss) before income tax consisted of:
	For the Year Ended
	December 31,	December 31,
	2022	2021

United States	$(2,880,060)	$(4,509,585)
Foreign	-	-
Total	$(2,781,060)	$(4,509,585)

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

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended
	December 31,	December 31,
	2022	2021

Income (Loss) before income tax	$(2,880,060)	$(4,509,585)
US statutory corporate income tax rate	28.00%	28.00%
Income tax expense (benefit) computed at US statutory corporate income tax rate	(806,417)	(1,002,844)
Reconciling items:
Change in valuation allowance on deferred tax assets	553,005	1,334,294
Provision to prior year tax return	36,032	(60,646)
Incentive stock options and warrants	183,076	5,139
Gain Upon Debt Extinguishment		(116,083)
Other	34,034	25,894
Income tax expense (benefit)	$-	$(74,086)

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:

Reserve for Bad Debt	$470,000	$470,000
Inventory Reserve	27,000	-
Accrued Vacation	38,000	81,000
Warranty Reserve	19,000	19,000
Intangible Assets	257,000	404,000
Capitalized Research and Development	67,000	-
Operating lease right-of-use liabilities	241,000	267,000
Net operating losses	4,639,000	4,124,000
Valuation Allowance	(5,332,000)	(4,941,000)
Deferred Tax Assets	426,000	424,000

Deferred tax liabilities:
Operating lease right-of-use assets	(217,000)	(277,000)
Property and Equipment	(209,000)	(147,000)
	(426,000)	(424,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC guidance for income taxes. As of December 31, 2022, we recorded a valuation allowance of $5,332,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $391,000 during the year ended December 31, 2022, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards (“NOL”) as of December 31, 2022 and 2021 of approximately $17,479,000 and $15,262,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2022 and 2021 of approximately $13,835,000 and $12,386,000 respectively to reduce future state taxable income. If any of the NOL’s generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We did not perform 382 study to determine if ownership change occurred.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2022, and 2021, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 16. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2022, one customers accounted for 14% of our gross accounts receivable.

As of December 31, 2021, three customers accounted for 42% of our gross accounts receivable.

For the years ended December 31, 2022 and 2021, we had no customers who represented 10% or more of revenue.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to the agreement with our Board of Directors, in January 2023, we issued an aggregate of 60,000 shares of common stock valued at approximately $51,000 to independent directors of the Board. The agreements with our Board provide for the annual issuance of shares of our common stock.

In January 2023 we issued an option to purchase 100,000 shares of common stock to our Chief Executive Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $75,635 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.76.

In January 2023 we issued an option to purchase 50,000 shares of common stock to our Chief Operating Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $37,817 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Operating Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.76.

In January 2023 we issued an option to purchase 25,000 shares of common stock to our Chief Financial Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $18,909 and has a term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Financial Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and a life of 10 years. The grant date fair value of each share of common stock underlying the warrant was $0.76.

