Form 10-Q
period 2023-03-31
TOMI Environmental Solutions, Inc.
filed 2023-05-15
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

 or

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

As of May 8, 2023 the registrant had 19,823,955 shares of common stock outstanding.

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

Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
Current Assets:
	March 31, 2023 (Unaudited)	December 31, 2022
Cash and Cash Equivalents	$2,469,300	$3,866,733
Accounts Receivable - net	2,490,687	2,772,340
Other Receivables	164,150	164,150
Inventories (Note 3)	4,353,458	4,495,999
Vendor Deposits (Note 4)	514,203	447,052
Prepaid Expenses	412,975	388,359
Total Current Assets	10,404,773	12,134,633

Property and Equipment – net (Note 5)	1,274,617	1,335,331

Other Assets:
Intangible Assets – net (Note 6)	1,021,962	1,025,736
Operating Lease - Right of Use Asset (Note - 7)	514,400	528,996
Other Assets	520,684	475,103
Total Other Assets	2,057,046	2,029,835
Total Assets	$13,736,436	$15,499,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,281,442	$1,761,750
Accrued Expenses and Other Current Liabilities (Note 13)	528,800	728,703
Deferred Revenue	618,490	699,732
Current Portion of Long-Term Operating Lease	106,230	100,282
Total Current Liabilities	2,534,962	3,290,467

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	730,928	761,132
Total Long-Term Liabilities	730,928	761,132
Total Liabilities	3,265,890	4,051,599

Commitments and Contingencies (Note 11)	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at March 31, 2023 and December 31, 2022	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,763,955 and 16,761,513 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	198,240	197,640
Additional Paid-In Capital	57,882,792	57,673,559
Accumulated Deficit	(47,611,124)	(46,423,637)
Total Shareholders’ Equity	10,470,546	11,448,200
Total Liabilities and Shareholders’ Equity	$13,736,436	$15,499,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2023	2022

Sales, net	$1,582,172	$2,308,584
Cost of Sales	640,935	887,889
Gross Profit	941,237	1,420,695

Operating Expenses:
Professional Fees	137,185	190,530
Depreciation and Amortization	88,776	82,292
Selling Expenses	376,653	340,789
Research and Development	70,520	37,076
Consulting Fees	75,455	63,210
General and Administrative	1,380,794	1,366,625
Total Operating Expenses	2,129,383	2,080,522
Income (loss) from Operations	(1,188,146)	(659,827)

Other Income (Expense):
Interest Income	659	343
Total Other Income (Expense)	659	343

Income (loss) before income taxes	(1,187,487)	(659,484)
Provision for Income Taxes (Note 16)	-	-
Net Income (loss)	$(1,187,487)	$(659,484)

Net income (loss) Per Common Share
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Basic Weighted Average Common Shares Outstanding	19,806,622	19,718,330
Diluted Weighted Average Common Shares Outstanding	19,806,622	19,718,330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the three months ended March 31, 2023
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2023	63,750	638	19,763,956	197,640	$57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					158,833		158,833
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the three months ended March 31, 2023						(1,187,487)	(1,187,487)
Balance at March 31, 2023	63,750	$638	19,823,956	$198,240	$57,882,792	$(47,611,124)	$10,470,546

	For the three months ended March 31, 2022
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2022	63,750	638	19,680,955	196,810	$56,941,209	$(43,543,576)	$13,595,080
Equity Compensation					297,766		297,766
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Net (Loss) for the three months ended March 31, 2022						(659,484)	(659,484)
Balance at March 31, 2022	63,750	$638	19,732,705	$197,328	$57,292,795	$(44,203,060)	$13,287,701

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flow Operating Activities:
Net Loss	$(1,187,487)	$(659,484)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	88,776	82,292
Amortization of Right of Use Asset	39,329	39,329
Amortization of Software Costs	-	10,476
Equity Compensation Expense	158,833	297,766
Value of Equity Issued for Services	51,000	54,338
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	281,653	(535,632)
Inventory	142,541	(356,815)
Prepaid Expenses	(24,616)	(112,485)
Vendor Deposits	(67,151)	(26,250)
Other Receivables	-	71,754
Other Assets	(45,581)	(49,543)
Increase (Decrease) in:
Accounts Payable	(518,441)	760,113
Accrued Expenses	(161,769)	(111,482)
Customer Deposits	(81,243)	600,984
Lease Liability	(39,192)	(38,049)
Net Cash Provided (Used) in Operating Activities	(1,363,347)	27,311

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(34,086)	(14,281)
Net Cash (Used) in Investing Activities	(34,086)	(14,281)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(UNAUDITED)
	For the Three Months Ended March 31,
	2023	2022
Increase (Decrease) In Cash and Cash Equivalents	(1,397,433)	13,030
Cash and Cash Equivalents - Beginning	3,866,733	5,317,443
Cash and Cash Equivalents – Ending	$2,469,300	$5,330,473

Supplemental Cash Flow Information:
Cash Paid (Refunded) for Income Taxes	$-	$(72,086)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and water in the form of humidity. Our solution is organically listed in the United States and Canada it is sustainably a green product with no or very little carbon footprint. Our business is organized into five divisions: Life Sciences, Healthcare, TOMI Service Network, Food Safety and Commercial.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 and notes thereto which are included in the Annual Report on Form 10-K previously filed with the SEC on March 16, 2023. We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TOMI and its wholly owned-subsidiary, TOMI Environmental Solutions, Inc., a Nevada corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no material effect on previously reported results of operations or financial position.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At March 31, 2023 and December 31, 2022, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense for the three months ended March 31, 2023 and 2022, respectively was approximately $54,000 and $0. At March 31, 2023 and December 31, 2022, the allowance for doubtful accounts reserve was $1,678,000.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $95,000 as of March 31, 2023 and December 31, 2022.

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

We have also elected the practical expedient to not separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of our lease components for balance sheet purposes. Furthermore, all variable payments included in lease agreements will be disclosed as variable lease expense when incurred. Generally, variable lease payments are based on usage and common area maintenance. These payments will be included as variable lease expense in the period in which they are incurred.

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three months ended March 31, 2023 and 2022, was $0 and $10,476, respectively.

Accounts Payable

As of March 31, 2023, one vendor accounted for approximately 45% of accounts payable. As of December 31, 2022, two vendors accounted for approximately 55% of accounts payable.

For the three months ended March 31, 2023 and 2022, two vendors accounted for 59% and 69% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of March 31, 2023, and December 31, 2022, our warranty reserve was $30,000 and $68,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at March 31, 2023 and December 31, 2022.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing our net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the if converted method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures.

Potentially dilutive securities as of March 31, 2023 consisted of 2,773,585 shares of common stock issuable upon exercise of outstanding warrants, 610,500 shares of common stock issuable upon vesting and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of March 31, 2022 consisted of 2,826,710 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.4 million and 3.3 million exercisable or convertible into shares of common stock were outstanding at March 31, 2023 and March 31, 2022, respectively, but were excluded from the computation of diluted net loss per share at March 31, 2023 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended March 31, (Unaudited)
	2023	2022
Net income (loss) attributable to common shareholders	$(1,187,487)	$(659,484)
Weighted average number of shares of common stock outstanding:
Basic	19,806,622	19,718,330
Diluted	19,806,622	19,718,330
Net income (loss) attributable to common shareholders per share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended March 31, (Unaudited)
	2023	2022
Numerator:
Net Income (Loss)	$(1,187,487)	$(659,484)
Denominator:
Basic weighted-average shares	19,806,622	19,718,330
Effect of dilutive securities
Warrants	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,806,622	19,718,330
Net Income (Loss) Per Common Share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Note: Warrants, options and preferred stock for the three months ended March 31, 2023 and 2022 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2023	2022
SteraMist Product	$1,276,000	$1,886,000
Service and Training	306,000	423,000
Total	$1,582,000	$2,309,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2023	2022
United States	$1,128,000	$1,879,000
International	454,000	430,000
Total	$1,582,000	$2,309,000

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

Contract Balances

As of March 31, 2023, and December 31, 2022 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The valuation methodology used to determine the fair value of options and warrants issued as compensation during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected term of the Company’s warrants has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” warrants. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the three months ended March 31, 2023 and 2022, we issued 60,000 and 51,750 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2023 and 2022.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2023 and 2022 were approximately $197,000 and $194,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2023 and 2022, research and development expenses were approximately $71,000 and $37,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted the ASU prospectively on January 1, 2023. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this ASU prospectively on January 1, 2023. This ASU is currently not expected to have a material impact on our consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
Finished goods	$3,806,603	$3,929,000
Raw Materials	644,855	691,999
Inventory Reserve	(95,000)	(95,000)
Total	$4,353,458	$4,495,999

NOTE 4. VENDOR DEPOSITS

At March 31, 2023 and December 31, 2022, we maintained vendor deposits of $514,203 and $447,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
Furniture and fixtures	$364,819	$364,819
Equipment	2,250,310	2,236,510
Vehicles	60,703	60,703
Computer and software	266,925	246,638
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,741,138	3,707,051
Less: Accumulated depreciation	2,466,521	2,371,720
Property and Equipment, net	$1,274,617	$1,335,331

For the three months ended March 31, 2023 and 2022, depreciation was $85,003 and $79,050, respectively. For the three months ended March 31, 2023 and 2022, amortization of tenant improvement allowance was $9,798 and was recorded as lease expense and included within general and administrative expense on the condensed consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $3,773 and $3,242 for the three months ended March 31, 2023 and 2022, respectively.

Definite life intangible assets consist of the following:

	March 31, 2023 (Unaudited)	December 31, 2022
Intellectual Property and Patents	$3,108,063	$3,108,063
Less: Accumulated Amortization	2,886,666	2,882,892
Patents, net	$221,397	$225,171

Indefinite life intangible assets consist of the following:

Trademarks	800,565	800,565
Total Intangible Assets, net	$1,021,962	$1,025,736

Approximate future amortization is as follows:

Year Ended:	Amount

April 1 – December 31, 2023	$2,800
December 31, 2024	15,000
December 31, 2025	15,000
December 31, 2026	15,000
December 31, 2027	15,000
Thereafter	158,600
Total	$221,400

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2023 (Unaudited)	December 31, 2022

Assets:
Operating lease right-of-use asset	$514,400	$528,996
Liabilities:
Current Portion of Long-Term Operating Lease	$106,230	$100,282
Long-Term Operating Lease, Net of Current Portion	730,928	761,132
	$837,158	$861,414

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended March 31, 2023 (Unaudited)	For the Three Months Ended March 31, 2022 (Unaudited)

Operating lease expense	$39,329	$39,329

Other information related to leases where we are the lessee is as follows:

	March 31, 2023 (Unaudited)	December 31, 2022

Weighted-average remaining lease term:
Operating leases	5.75 years	6.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended March 31, 2023 (Unaudited)	For the Three Months Ended March 31, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$39,191	$38,049

As of March 31, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 – December 31, 2023	$121,099
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
Thereafter	219,571
Total minimum lease payments	1,031,380
Less: Interest	194,222
Present value of lease obligations	837,158
Less: Current portion	106,230
Long-term portion of lease obligations	$730,928

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	March 31, 2023	December 31,
	(Unaudited)	2022
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(125,704)
Capitalized Software Development Costs - net	$-	$-

Amortization expense for the three months ended March 31, 2023 and 2022 was $0 and $10,475, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of March 31, 2023. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three months ended March 31, 2023 and 2022 were $3,766 and $4,526, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2023 and December 31, 2022, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

In January 2022, we issued 51,750 shares of common stock valued at approximately $54,000 to members of our Board pursuant to our equity plan (see Note 12).

In January 2023, we issued 60,000 shares of common stock valued at approximately $51,000 to members of our Board pursuant to our equity plan (see Note 12).

Stock Options

In January 2022, we issued options to purchase 270,000 shares of common stock to Officers at an exercise price of $1.12 per share pursuant to an employment agreement. The options were valued at $297,766 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by the Officers with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $1.03.

In January 2023, we issued options to purchase 175,000 shares of common stock to Officers at an exercise price of $0.85 per share pursuant to an employment agreement. The options were valued at $132,361 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by Officers with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.76.

In January 2023, we issued an option to purchase 35,000 shares of common stock to an employee at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $26,472 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the warrant received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the warrant was $0.76.

The following table summarizes stock options outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	413,000	$1.65	143,000	$2.66
Granted	210,000	0.85	270,000	1.12
Exercised	-	-	-	-
Expired	(12,500)	0.96	-	-
Outstanding, end of period	610,500	$1.10	413,000	$1.65

Options outstanding and exercisable by price range as of March 31, 2023 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	2.20	27,500	$0.80
$0.85	210,000	9.83	210,000	$0.85
$0.88	31,250	1.01	31,250	$0.88
$0.96	12,500	1.02	12,500	$0.96
$1.12	270,000	9.06	270,000	$1.12
$1.93	10,500	4.06	10,500	$1.93
$2.16	5,000	2.00	5,000	$2.16
$4.40	12,500	3.05	12,500	$4.40
$7.06	31,250	2.50	31,250	$7.06

	610,500	7.56	610,500	$1.10

Stock Warrants

The following table summarizes the outstanding common stock warrants as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,792,335	$2.25	3,381,021	$2.22
Granted	-	-	-	-
Exercised	-	-	(31,250)	(0.21)
Expired	(18,750)	(1.20)	(557,436)	(2.23)
Outstanding, end of period	2,773,585	$2.26	2,792,335	$2.25

Warrants outstanding and exercisable by price range as of March 31, 2023 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	10.65	31,250	$0.64
$0.80	125,000	10.89	125,000	$0.80
$0.96	442,708	9.64	442,708	$0.96
$1.12	6,250	1.05	6,250	$1.12
$1.20	156,250	1.84	156,250	$1.20
$1.68	1,434,721	3.50	1,434,721	$1.68
$2.18	172,167	3.50	172,167	$2.18
$4.00	28,750	7.07	28,750	$4.00
$6.95	375,000	7.51	375,000	$6.95
$8.40	1,489	0.39	1,489	$8.40
	2,773,585	5.37	2,773,585	$2.26

There were no unvested warrants outstanding as of March 31, 2023.

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

Product Liability

As of March 31, 2022 and December 31, 2022, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has temporarily increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations. The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic. Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects. As the impact of the COVID-19 pandemic began to subside and economic activities gradually return to normal in 2022, customers reallocated their resources elsewhere and reduced their spending on disinfection products, which resulted in lower demand for our products. It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance in throughout fiscal year 2023, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

NOTE 12. CONTRACTS AND AGREEMENTS

Director Compensation

In January 2023, we increased the annual fee to the non-employee members of our Board to $48,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee was increased to $54,600, also to be paid in cash on a quarterly basis. Non-employee Director compensation also includes the annual issuance of our common stock.

For the three months ended March 31, 2022, we issued an aggregate of 51,750 shares of common stock that were valued at approximately $54,000 to members of our Board.

For the three months ended March 31, 2023, we issued an aggregate of 60,000 shares of common stock that were valued at approximately $51,000 to members of our Board.

Manufacturing Agreement

In June 2020, we entered into a manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

Cloud Computing Service Contract

In May 2020, we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount

April 1 - December 31, 2023	$30,000
December 31, 2024	30,000
December 31, 2025	-
Total	$60,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2023 (Unaudited)	December 31, 2022
Commissions	$339,587	$442,805
Payroll and related costs	73,000	136,000
Director fees	37,650	34,650
Sales Tax Payable	2,665	(1,351)
Accrued warranty (Note 14)	30,000	68,000
Other accrued expenses	45,898	48,699
Total	$528,800	$728,703

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

The following table presents warranty reserve activities at:

	March 31, 2023 (Unaudited)	December 31, 2022
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	(28,390)	24,158
Settlement of warranty claims	(9,610)	(24,158)
Ending accrued warranty costs	$30,000	$68,000

NOTE 15. INCOME TAXES

For the three months ended March 31, 2023 and 2022, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of March 31, 2023 and December 31, 2022, we recorded a valuation allowance of $5,664,000 and $5,332,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

Two customers accounted for 26% of net revenue for the three months ended March 31, 2023. Three customers accounted for 41% of net revenue for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, one customer accounted for 16% and 14% of our gross accounts receivable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements are not guaranteeing future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The following discussion should be read in conjunction with the 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Quarterly Highlights

Business Update

In the first quarter of 2023 we continued to expand our sales channels and distribution networks, increased brand awareness through marketing efforts and achieved a significant sales milestone with one of our major customers.

During the first quarter we added one independent manufacturing representative and five distributors to our expanding national and global network - JANZ Corporation, New England Scientific Associates (NESA) by Baker, Crow Food Safety (Pty) Ltd, ARES Scientific, PennCare and Technimount Systems. The newly added sales partners bring a wealth of experience and expertise in government, life sciences, and food safety markets located in the United States, Canada and South Africa. We have begun to deliver on new contracts, with multiple orders placed in the first quarter of 2023. Our SteraMist inventory from these orders will enable our new partners to improve supply chain and operational efficacy by directly delivering SteraMist products to their customers.

U.S.-based medical supplier and distributor, JANZ Corporation, holds government contracts to provide medical and healthcare products to the Department of Homeland Security, Defense Logistics Agency, and Department of Defense. This collaboration presents an opportunity for us to expand our reach into the government sector as a trusted provider of disinfection solutions.

We also welcomed New England Scientific Associates (NESA) by Baker as a new independent manufacturing representative. NESA by Baker represents leading manufacturers of biotechnology and research equipment. With NESA’s expertise and established infrastructure, SteraMist is well-positioned to achieve success in our new turnkey integration projects, which involves integrating SteraMist into cage washers, decontamination chambers, and other related equipment.

Globally, we joined forces with Crow Food Safety (Pty) Ltd, also trading as Crow Environmental Solutions. The company is a life science and medical industry distributor and a preferred supplier of food safety and hygiene products in South Africa and Sub-Saharan Africa, representing our first venture in this region, while furthering expansion in the food safety industry on a global scale.

In a strategic move to further its reach in the life sciences industry, our manufacturing representative, ARES Scientific, has evolved its service model and is now a new distributor of our products. With a track record of successfully selling SteraMist, ARES Scientific has earned a reputation as a reliable and innovative provider of cutting-edge products for vivarium and life science facilities. The new role of ARES as a SteraMist distributor opens growth opportunities for us in the life science market.

PennCare will help us strength our presence in the emergency medical services market throughout the United States.

Technimount System is a highly reputable manufacturer and distributor that provides products to a variety of industries, including emergency medical services, hospitals, and military environments. With an extensive network of customers, Technimount has established itself as a trusted source for high-quality products and services. As part of its commitment to providing top-of-the-line solutions, Technimount System has recently signed an exclusive agreement with TOMI, a leading provider of disinfection and decontamination solutions. Technimount has adopted TOMI’s SteraMist system as its preferred disinfection solution, allowing Technimount to offer its customers a more effective and efficient way of disinfecting their environments.

In the first quarter, we received notification of global acceptance as a provider of decontamination services and equipment for an American multinational pharmaceutical and biotechnology corporation, which we have been providing iHP decontamination services and selling capital equipment to many of its facilities for many years. This represents a major milestone for us, as it promises to allow for easier acceptance in future and additional facilities of the corporation and its subsidiaries.

During the first quarter, we remained active in our marketing initiatives and attended and presented our SteraMist brand of products at three leading pharmaceutical conferences held by the International Society for Pharmaceutical Engineering (ISPE). In addition, we are shortly launching our new website, which will be accessible through the new domain name steramist.com. The refreshed website will offer a modern, user-friendly design and streamlined navigation, providing visitors with easy access to essential information about SteraMist products and services. It features a sleek and professional design, highlighting SteraMist’s advanced disinfection technology and its many applications in various industries. Visitors can learn about the benefits of using SteraMist’s patented ionized Hydrogen Peroxide (iHP) technology, which has been proven to kill harmful pathogens, including COVID-19, with unmatched efficacy and efficiency.

As the market shifts to fully automatic disinfection decontamination, TOMI continues to market and submit bids on CES projects and building the pipeline for these installations. Further, TOMI has expanded bandwidth to meet the demands for the product line and has not been significantly affected by the global supply chain issues.

During the first quarter, we delivered a CES system to Orna Therapeutics, a leading biotechnology company located in Massachusetts. As we complete each CES project, our iHP technology is becoming widely preferred as a decontamination solution for pharmaceutical and biotech companies. Further, with each new CES installation the product line becomes more of a turnkey solution. We obtained the Orna project through a prior colleague from Dana Farber Cancer Institute who became a spokesperson to the preference of SteraMist iHP for Orna.

SteraMist Manufacturing remains on schedule for the delivery of two additional CES’s this year and routinely continues to bid out projects for current and potential new customers alike. These referrals and acceptances of TOMI’s SteraMist iHP technology is expected to lead to growth in our CES revenue in 2023, 2024 and beyond. In addition, we believe the CES systems will have a positive impact on our long-term recurring BIT solution sales.

During the first quarter, we continued to add notable research universities to our growing portfolio with the addition of the University of Hawaii and Oregon State University. On March 8, 2023 we entered into a Service Agreement with LFB USA a company within the LFB Group, a leading European biopharmaceutical company specialized in the development and manufacturing of innovative biotherapies which commits LFB to engage TOMI for high level disinfection of one or more facilities.

 Vertical Crop Consultants, a Food Safety Independent Sales Representative partner to TOMI as of late last year, was onboarded as a formal customer during our first quarter 2023. Vertical Crop has generated interest in the industry during their short time with TOMI and now as a customer completed a joint study with an American seed company and head breeder for one of the world’s most famous cannabis strains. This third-party study found SteraMist to be effective in eliminating aspergillus and powdery mildew while protecting cannabis growth and without affecting quality. Each phase of the study proved SteraMist iHP can be a consistent solution to prevent spores at every stage of the growing process, a huge cost savings for the industry.

The total amount of our recognized revenue and customer sales backlog for the three months ended March 31, 2023, was approximately $3,129,000 which was comprised of recognized revenue of $1,582,000 and a customer sales backlog of approximately $1,547,000 of which we received $618,000 as cash deposit.

In evaluating sales related performance, management analyzes our revenue recognized for GAAP purposes which is presented in our quarterly and annual statement of operations as well as our sales orders we receive from customers during those same accounting periods. We define a “sales order” as a document we generate for our internal use in processing a customer order. Our sales orders essentially translate the format of the customer purchase orders we receive from our customers into the format used by us. We also evaluate our “customer sales backlog” which is defined as pending sales orders where revenue has not yet been recognized. Management believes analyzing the sales order and backlog metrics are useful in measuring our overall sales and business development performance as it gauges the overall volume of sales and business development activities.

Product Development

Our recent products developed and launched are as follows:

SteraMist Engineering has been diligently working with an up-and-coming California cell therapy manufacturer on a revolutionary game changing prototype for the industry – an industry that is expected to be $11.6 billion by 2030. The order received late last year for the prototype is currently set to be completed by the end of June 2023.

SteraMist Engineering continues to make strides collaborating with key manufactures of cleanroom technology and equipment developing a turnkey seamless decontamination integration to chambers, cabinets, passthroughs, isolators, cage washers, heat sterilizers, hot cells and more. TOMI begins this endeavor with a project management, turnkey modular solution and process design consulting firm that we have partnered with in one of our previous CES projects.

The Select Plus-a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will provide enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. We expect the implementation of this product and our patented non-corrosive iHP technology toreplace the number one competitor in this marketplace, which uses an extremely harsh chemical.

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

TOMI recently launched its fourth generation SteraMist Environment System. The system will now be 24 volts, allowing for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time. In addition, the unit will have eight (8) outputs where four (4) are dedicated to our regular process of constant or pulse Injection, Dwell, and Aeration along with a light beacon status bar and four (4) are programmable to meet the customer needs for any external equipment they may desire to work with the system. This system is currently on the market, has been implemented by customers and receiving praise for its further developments.

Our SteraMist® BIT™ solution product line is currently made up of a 32-ounce bottle for the SteraPak, a ten (10) liter, five (5) gallon, 55 gallon drum for our custom built-ins and our traditional one (1) gallon bottle. This brings the BIT Solution product line to a total of five (5) options provided to our customers, which will benefit our razor/razor-blade business model.

We expect these new products and service introductions will positively impact our net sales, cost of sales and operating expenses during this fiscal year.

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

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our SteraPak, among other product lines will allow us to progress further into market share, specifically for our Life Science, Hospital-HealthCare, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems (“CES”), routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

Each of these are structured to address the unique disinfection and decontamination needs of our customers worldwide regardless of industry requiring or requesting SteraMist® disinfection decontamination.

A brief overview of the target industries is presented below:

Life Sciences

The SteraMist® Environment System, CES, the SteraMist® Select Surface Unit, Select Surface Unit (Plus), SteraMist Transport System, SteraBox, 90 Degree Applicator and our iHP™ Corporate Service Division, are designed to be tailored to provide a complete solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

Long term, ongoing projects and validations continue to be a focus and lead to proposals and interest for our CES permanent decontamination room. As these are longer lead-time sales and manufactured upon order that can take months to design, procure, assemble, and install. The continuous use of the systems or purchasing of BIT Solution occurs once the system has been commissioned and validated. We expect installations to have a positive material impact to our results in 2023 and 2024.

TOMI’s iHP service department continues to grow with new and existing customers in several divisions. In the life science sector, TOMI’s iHP service department has kept its relationships with large pharmaceuticals (Pfizer/ThermoFisher) as well as adding several smaller life science companies (ForDoz/Lonza) to a regular decontamination schedule. In addition to these productions’ facilities, TOMI has treated four BSL-3 research laboratories in all parts of the country within the last two months (UNM/UNC/Bioqual/Scripps). The food safety department steadily gains traction as several plant/produce companies have expressed interest as new and emerging bacteria, toxins, and fungi hamper production. Finally, the commercial division is a stable source of revenue for TOMI and its service network who are routinely treating public facilities after man-made and natural disasters.

For 2023 and beyond, TOMI expects growth in SteraMist CES bids and the manufacturing and implementation of these fully automated decontamination systems. The installed CES will also result in increased solution sales for the Life Sciences as the CES’s are used at regular intervals. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium and had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology was the use of our iHP decontamination. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI since then has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue. Since its launch, SteraMist’s CES has become a leading solution to growing customer demands.

Hospital-Healthcare

The SteraMist® line of products, specifically the SteraMist® Surface Unit, SteraMist® Total Disinfection Cart and the SteraMist Transport System are our main solutions to aid our Hospital-HealthCare customers in providing high quality of safety to their patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility. TOMI’s latest product, the SteraPak®, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a more mobile solution. Our customers that have successfully adopted our technology in Hospital-Healthcare facilities, have recurring revenue and reorder rates of our BIT™ Solution. We plan to continue to expand our marketing, advertising and educational campaigns targeted at the Hospital-Healthcare marketing to grow our customer base and increase adoption of our SteraMist® line of products.

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

The food safety industry in North America is under closer scrutiny with the implementation and enforcement of new and established guidelines. SteraMist® aerosolizing cold plasma technology is an effective decontaminant in the food safety industry. SteraMist can assist in compliance with the newly established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada. Today’s Geopolitical aspects of farming and ranching has created an extra layer of concern for the protection of our global limited food supply including food transportation. The Food Safety and Inspection Services (FSIS) an agency within the USDA uses SteraMist technology in three of their labs and early this year we submitted a bid for Ionized Hydrogen Peroxide Decontamination with the Government of Canada and Public Services Procurement Department, which was granted in May 2023 to be used in the Canadian Food Inspection Agency.

TOMI continues to work with premium companies, such as Soli Organics and Coteva in testing and validating SteraMist® technology in the Food Safety and seed industries. In 2022, we made progress in enhancing brand awareness in the food safety industry by promoting and marketing this division. We are receiving an increase in inquiries within the Food Safety division directly from these efforts.

Every day there are news articles around the world pertaining to the contamination of food supply. Unsafe food containing harmful bacteria, viruses, parasites, or chemical substances causes more than 200 diseases, ranging from diarrhea to cancers. It also creates a vicious cycle of disease and malnutrition, particularly affecting infants, young children, elderly and the sick. With the global population explosion, severe worldwide avian flu pandemics resulting in the unnecessary culling of bird flocks, unusually high number of accidents resulting in the destruction of dozens of storages, packing and processing food plants, in the U.S. alone, we anticipate an increase in the demand for a mechanical way to disinfect our food supply. TOMI has, in cooperation with the USDA, demonstrated that our technology offers a consistent, quick, and effective alternative to the traditional, decade’s old chemical disinfection process.

SteraMist will deliver more consistent and quicker results in all areas of our food supply- From Farm to Market, Processing to packaging and Storage to delivery. We plan on pursuing all these avenues. With the continued testing and need for the market coupled with our new .35% label, should make pursuing these opportunities successful. In addition, our solution and process are environmentally friendly in that the by-product of SteraMist is only oxygen and humidity. We have our solution listed on OMRI and labeled as organic. Most disinfectants leave residue on furniture, objects, and foods. SteraMist does not leave any chemical residue on any surface, therefore we have a very low carbon footprint, if any.

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

Business Highlights and Recent Events

Revenues:

The total amount of our recognized revenue and customer sales backlog for the three months ended March 31, 2023, together, was approximately $3,129,000 which was comprised of recognized revenue of $1,582,000 and a customer sales backlog of approximately $1,547,000 of which we received $618,000 as cash deposit.

As of March 31, 2023, our balance sheet has deferred revenue of $618,000 which represents down payments on future equipment and CES orders that are expected to be recognized into revenue in future accounting periods.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. This past pandemic along with the needs of the pharmaceutical and vivarium space has provided us with the confidence to develop a clear strategy to develop and manufacture additional products to add to our portfolio. In addition, we continue to move our BIT technology as a standard in disinfection and decontamination globally. This should lead to increased market share, profitability, and capability strength.

 Our products are an environmentally friendly solution and our processes address the concerns of sustainability. Customers are requesting and discussing the positive results of our product and the environmentally friendly results compared to the caustic and environmentally unfriendly results of many other disinfectants.

SteraMist has established a successful track record in fighting pandemics and outbreaks and implementing SteraMist for emergency preparedness is vital. As COVID-19 pandemic has taken the world by surprise, history has shown that other pandemics and viruses are deemed to follow. Using a proven and trusted disinfectant, SteraMist, for emergency outbreaks and daily for preventative maintenance will alleviate the threat of infections from spreading and could stop a possible outbreak.

2023 Events:

On January 17, 2023, we announced National Health Services (NHS) Wales purchased SteraMist ionized Hydrogen Peroxide (iHP) technology further expanding our presence in Great Britain.

On January 25, 2023, we announced that we would present our SteraMist brand of products at three upcoming International Society for Pharmaceutical Engineering (ISPE) Conferences in the first quarter of 2023: The ISPE Facilities of the Future Conference, that was held in Bethesda, MD, January 31-Febraury 1, 2023; the ISPE-CaSA Life Sciences Technology Conference in Raleigh, NC, held on February 28, 2023; and the ISPE Aseptic Conference in Bethesda, MD, held on March 6 and 7, 2023.

On April 20, 2023, we announced our participation in several upcoming industry tradeshows, including CETA International, RIA International, the Lab Manager Leadership Summit, FDIC International, and the INTERPHEX Conference. The company has showcased its SteraMist products, a proprietary and industry-leading disinfection technology, designed to combat a broad spectrum of viruses and bacteria spores.

On April 24, 2023, we announced the addition of four independent manufacturing representatives and distributors to its expanding national and global network. Included in the additions are JANZ Corporation, New England Scientific Associates (NESA) by Baker, Crow Food Safety (Pty) Ltd, and ARES Scientific.

On April 26, 2023, we announced that approximately 20 billion medical devices are sterilized per year with Ethelene oxide and a proposal restriction restricting its usage could create a significant market void that may be filled with alternative sterilization processes such as TOMI’s patented Binary Ionization Technology ® (BIT™) Technology.

Research Studies and Publications:

TOMI continues to be active in the global market, using registrations to expand sales opportunities. Currently, TOMI is in the registration process for India, and renewal to meet new requirements in the Philippines. Both markets offer excellent potential due to interest in the TOMI suite of disinfection/ decontamination solutions.

TOMI is in the annual process of self-audit, where all SOPs are reviewed and updated as needed, and all compliments and requests for changes and or new equipment are evaluated.

TOMI has successfully completed a second 24-month storage stability, this one to meet US EPA requirements (first one was for EU BPR submission and had different methods/requirements). With the patented 7.8% product, Binary Ionization Technology Solution is safe to ship by air and store under normal ambient conditions around the world. The study will be submitted for EPA review, and expiration date extended going forward upon EPA approval.

The EPA has registered our 0.35% hydrogen peroxide product (90150-3) for the use in greenhouses, pre harvests and post harvests. TOMI is conducting internal studies with the 0.35% on common pathogens in the food safety market to enhance protocols. TOMI has begun the process of registering the 0.35% BIT Solution with individual states in the United States in preparation of growth in the cannabis market.

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

Our portfolio includes more than twenty-one (21) Utility Patent applications worldwide which expire at various dates through the year 2043 for both method and system claims on SteraMist® BIT™, either published or undergoing prosecution. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained two related United States utility patents giving us protection of our technology until the year 2038. Recently, we have obtained allowance of a third US patent application, which will issue as a patent this year. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, and, we have recently obtained allowance of further patents currently pending, in Europe and Singapore, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, and Singapore. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, as the initial DARPA grant proved the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in a new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future.

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

Financial Operations Overview

Our financial position as of March 31, 2023 and December 31, 2022, respectively, was as follows:

	March 31, 2023 Unaudited	December 31, 2022
Total shareholders’ equity	$10,471,000	$11,448,000
Cash and cash equivalents	$2,469,000	$3,867,000
Deferred Revenue	$618,000	$700,000
Accounts receivable, net	$2,491,000	$2,772,000
Inventories	$4,353,000	$4,496,000
Prepaid expenses	$413,000	$338,000
Vendor Deposits	$514,000	$447,000
Other Receivables	$164,000	$164,000
Current liabilities – Excluding Deferred Revenue	$1,916,000	$2,591,000
Long-term liabilities	$731,000	$761,000
Working Capital	$7,870,000	$8,844,000

During the three months ended March 31, 2023, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $1,363,000.

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	For The Three Months Ended March 31,		Change
	2023	2022	$
Revenue, Net	$1,582,000	$2,309,000	$(727,000)
Gross Profit	941,000	1,421,000	(480,000)
Total Operating Expenses	2,129,000	2,081,000	48,000
Income (Loss) from Operations	(1,188,000)	(659,000)	(529,000)
Total Other Income (Expense)	1,000	-	1,000
Provision for (benefit from) Income Taxes	-	-	-
Net Income (Loss)	$(1,187,000)	$(659,000)	(528,000)
Basic Net Income (Loss) per share	$(0.06)	$(0.03)	$(0.03)
Diluted Net Income (Loss) per share	$(0.06)	$(0.03)	$(0.03)

Revenue

Total revenue for the three months ended March 31, 2023 and 2022, was $1,582,000 and $2,309,000, respectively, representing a decrease of $727,000, or 31% compared to the same prior year period. The decline in revenue is due to lower mobile equipment and customer-imposed delivery restrictions for equipment and CES orders and the related impact to our revenue recognition and deferred revenue.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic has ended, we are implementing new strategies to generate demand for our products and services to address the post COVID-19 pandemic market opportunities.

Product and Service Revenue

	For The Three Months Ended March 31,		Change
	2023	2022	$
SteraMist Product	$1,276,000	$1,886,000	$(610,000)
Service and Training	306,000	423,000	(117,000)
Total	$1,582,000	$2,309,000	$(727,000)

SteraMist product-based revenues for the three months ended March 31, 2023 and 2022, were $1,276,000 and $1,886,000, representing a decrease of $610,000 or 32% when compared to the same prior year period.

Our service-based revenue for the three months ended March 31, 2023 and 2022, was $306,000 and $423,000, respectively, representing a decrease of 28%. The decline in service and training revenue was due to the timing of certain iHP service that occurred in the prior year period.

Revenue by Geographic Region

	For The Three Months Ended March 31,		Change
	2023	2022	$
United States	$1,128,000	$1,879,000	$(751,000)
International	454,000	430,000	24,000
Total	$1,582,000	$2,309,000	$(727,000)

Our domestic revenue for the three months ended March 31, 2023 and 2022 was $1,128,000 and $1,879,000, respectively, a decrease of $751,000, or 40% when compared to the same prior year period.

Internationally, our revenue for the three months ended March 31, 2023 and 2022, was approximately $454,000 and $430,000, respectively, representing an increase of $24,000 or 6% when compared to the same prior year period.

Cost of Sales

	For The Three Months Ended March 31,		Change
	2023	2022	$
Cost of Sales	$641,000	$888,000	$(247,000)

Cost of sales was $641,000 and $888,000 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $247,000, or 28%, compared to the prior year. Our gross profit as a percentage of sales for the three months ended March 31, 2023 was 59.5% compared to 61.5% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Professional Fees

	For The Three Months Ended March 31,		Change
	2023	2022	$
Professional Fees	$137,000	$191,000	$(54,000)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $137,000 and $191,000 for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $54,000, or 28%, in the current year period. The decline in professional fees is attributable to lower legal fees in current year period compared to the prior year.

Depreciation and Amortization

	For The Three Months Ended March 31,		Change
	2023	2022	$
Depreciation and Amortization	$89,000	$82,000	$7,000

Depreciation and amortization were approximately $89,000 and $82,000 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $7,000, or 9%.

The increase in depreciation expense is due to a higher amount of fixed assets being depreciated in the current year periods when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended March 31,		Change
	2023	2022	$
Selling Expenses	$377,000	$341,000	$36,000

Selling expenses for the three months ended March 31, 2023 were approximately $377,000, as compared to $341,000 for the quarter ended March 31, 2022, representing an increase of approximately $36,000 or 11%. The increase in selling expenses is attributable to higher employee headcount and increased tradeshow presence the current year period.

Research and Development

	For The Three Months Ended March 31,		Change
	2023	2022	$
Research and Development	$71,000	$37,000	$34,000

Research and development expenses for the three months ended March 31, 2023 were approximately $71,000, as compared to $37,000 for the quarter ended March 31, 2022, representing an increase of approximately $34,000, or 92%. The increase is attributable to the timing of certain projects and testing that occurred in the current year period.

Consulting Fees

	For The Three Months Ended March 31,		Change
	2023	2022	$
Consulting Fees	$75,000	$63,000	$12,000

Consulting fees were $75,000 and $63,000 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $12,000, or 19%, in the current quarter period. The increase is due to the timing of certain projects and consulting engagements that occurred in the prior year that did not occur in the same current year period.

General and Administrative Expense

	For The Three Months Ended March 31,		Change
	2023	2022	$
General and Administrative	$1,381,000	$1,367,000	$14,000

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expense was $1,381,000 and $1,367,000 for the three months ended March 31, 2023 and 2022, respectively, an increase of $14,000, or 1% in the current period.

Other Income and Expense

	For The Three Months Ended March 31,		Change
	2023	2022	$
Interest Income	1,000	-	1,000
Other Income (Expense)	$1,000	$-	$1,000

Interest income was approximately $1,000 for the three months ended March 31, 2023 and 2022.

Provision for Income Taxes

	For The Three Months Ended March 31,		Change
	2023	2022	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $2,469,000 and working capital of $7,870,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

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

For the three months ended March 31, 2023 and 2022, we incurred losses from operations of ($1,188,000) and ($660,000), respectively. Cash used in operations for the three months ended March 31, 2023 was $1,363,000 compared to cash provided from operation of $27,000 for the three months ended March 31, 2022.

A breakdown of our statement of cash flows for the three months ended March 31, 2023 and 2022 is provided below:

	For the three months ended March 31,
	2023	2022
Net Cash Provided By (Used) in Operating Activities	$(1,363,000)	$27,000
Net Cash Used in Investing Activities	$(34,000)	$(14,000)
Net Cash Provided by Financing Activities:	$-	$-

Operating Activities

Cash used in operations for the three months ended March 31, 2023 was $1,363,000 compared to cash provided from operation of $27,000 for the three months ended March 31, 2022. The decline was attributable to the increase current period loss and the decreased accounts payable.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 and 2022 was $34,000 and 14,000, respectively.

Financing Activities

Cash provided by financing activities for three months ended March 31, 2023 and 2022 was $0.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

•	ramp up and expansion of our internal sales force and manufacturer’s representatives;
•	length of our sales cycle;
•	global response to the outbreak of infectious diseases;
•	expansion into new territories and markets; and
•	timing of orders from distributors.

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

During 2022, we experienced increased demand for our CES where we collect deposits upon the execution of the contract. The deposits we receive fund the production for the CES and improve our overall liquidity through the duration of the project. We believe our sales for our CES will continue to grow in 2023 and improve our financial results from a liquidity perspective as well as improve our operating margins due to the higher recurring solution sales we see for our CES system.

As of March 31, 2023, we maintained a customer sales backlog of $1,547,000 of which we anticipate will be recognized into revenue and will provide a boost to our cash generated from core operations in our 2023 calendar year. We believe our sales pipeline and the related deferred revenue will continue to grow in 2023 and improve our liquidity position during the next twelve months.

We expect that the cash we generate from our core operations will generally be sufficient to cover our future capital expenditures and to pay down our near-term debt obligations.

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

Contract Balances

As of March 31, 2023, and December 31, 2022 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted the ASU prospectively on January 1, 2023. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this ASU prospectively on January 1, 2023. This ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 16, 2023. Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Form 10-K. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 15, 2023	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Nick Jennings
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
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Extension Schema					x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					x
101.DEF	XBRL Taxonomy Extension Definition Linkbase					x
101.LAB	XBRL Taxonomy Extension Label Linkbase					x

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act.