Form 10-Q
period 2023-06-30
TOMI Environmental Solutions, Inc.
filed 2023-08-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

 or

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

As of August 9, 2023 the registrant had 19,823,955 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
Current Assets:
	June 30, 2023 (Unaudited)	December 31, 2022
Cash and Cash Equivalents	$1,574,088	$3,866,733
Accounts Receivable - net	3,379,150	2,772,340
Other Receivables	164,150	164,150
Inventories (Note 3)	4,412,786	4,495,999
Vendor Deposits (Note 4)	203,459	447,052
Prepaid Expenses	291,224	388,359
Total Current Assets	10,024,857	12,134,633

Property and Equipment – net (Note 5)	1,238,241	1,335,331

Other Assets:
Intangible Assets – net (Note 6)	1,018,189	1,025,736
Operating Lease - Right of Use Asset (Note - 7)	499,369	528,996
Capitalized Software Development Costs - net (Note 8)	-	-
Other Assets	565,540	475,103
Total Other Assets	2,083,098	2,029,835
Total Assets	$13,346,196	$15,499,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,360,438	$1,761,750
Accrued Expenses and Other Current Liabilities (Note 13)	646,130	728,703
Deferred Revenue	146,381	699,732
Current Portion of Long-Term Operating Lease	109,318	100,282
Total Current Liabilities	2,262,267	3,290,467

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	701,974	761,132
Total Long-Term Liabilities	701,974	761,132
Total Liabilities	2,964,241	4,051,599

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued
and outstanding at June 30, 2023 and December 31, 2022	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
19,823,955 and 19,763,855 shares issued and outstanding
at June 30, 2023 and December 31, 2022, respectively.	198,240	197,640
Additional Paid-In Capital	57,882,792	57,673,559
Accumulated Deficit	(47,699,715)	(46,423,637)
Total Shareholders’ Equity	10,381,955	11,448,200
Total Liabilities and Shareholders’ Equity	$13,346,196	$15,499,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales, net	$2,774,699	$1,458,395	$4,356,871	$3,766,978
Cost of Sales	1,074,420	537,103	1,715,355	1,424,991
Gross Profit	1,700,279	921,292	2,641,516	2,341,987

Operating Expenses:
Professional Fees	111,660	94,796	248,845	285,326
Depreciation and Amortization	90,560	82,751	179,336	165,043
Selling Expenses	501,045	565,945	877,698	906,734
Research and Development	73,728	99,350	144,248	136,426
Consulting Fees	68,912	39,535	144,367	102,745
General and Administrative	943,314	901,632	2,324,108	2,268,256
Total Operating Expenses	1,789,219	1,784,009	3,918,602	3,864,530
Loss from Operations	(88,940)	(862,717)	(1,277,086)	(1,522,543)

Other Income (Expense):
Interest Income	349	335	1,008	678
Total Other Income (Expense)	349	335	1,008	678

Loss before income taxes	(88,591)	(862,382)	(1,276,078)	(1,521,865)
Provision for Income Taxes (Note 16)	-	-	-	-
Net Loss	$(88,591)	$(862,382)	$(1,276,078)	$(1,521,865)

Net income (loss) Per Common Share
Basic	$(0.00)	$(0.04)	$(0.06)	$(0.08)
Diluted	$(0.00)	$(0.04)	$(0.06)	$(0.08)

Basic Weighted Average Common Shares Outstanding	19,823,955	19,717,919	19,815,336	19,703,012
Diluted Weighted Average Common Shares Outstanding	19,823,955	19,717,919	19,815,336	19,703,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			For the six months ended June 30, 2023
	Series A Preferred		Common Stock				Total
					Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2023	63,750	638	19,763,955	197,640	$57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					158,833		158,833
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net Loss for the six months ended June 30, 2023						(1,276,078)	(1,276,078)
Balance at June 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(47,699,715)	$10,381,955

			For the six months ended June 30, 2022
	Series A Preferred		Common Stock				Total
					Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2022	63,750	638	19,680,955	196,809	$56,941,209	$(43,543,577)	$13,595,080
Equity Compensation					297,766		297,766
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Net Loss for the six months ended June 30, 2022						(1,521,865)	(1,521,865)
Balance at June 30, 2022	63,750	$638	19,732,705	$197,327	$57,292,795	$(45,065,442)	$12,425,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			For the three months ended June 30, 2023
	Series A Preferred		Common Stock				Total
					Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at April 1, 2023	63,750	638	19,823,955	198,240	$57,882,792	$(47,611,124)	$10,470,546
Net Loss for the three months ended June 30, 2023						(88,591)	(88,591)
Balance at June 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(47,699,715)	$10,381,955

			For the three months ended June 30, 2022
	Series A Preferred		Common Stock				Total
					Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at April 1, 2022	63,750	638	19,732,705	197,327	$57,292,795	$(44,203,060)	$13,287,700
Net Loss for the three months ended June 30, 2022						(862,382)	(862,382)
Balance at June 30, 2022	63,750	$638	19,732,705	$197,327	$57,292,795	$(45,065,442)	$12,425,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flow From Operating Activities:
Net Loss	$(1,276,078)	$(1,521,865)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	179,336	165,043
Amortization of Right of Use Asset	78,657	78,657
Amortization of Software Costs	-	10,475
Equity Compensation Expense	158,833	297,766
Value of Equity Issued for Services	51,000	54,338
Reserve for Bad Debt	(125,000)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(481,810)	28,611
Inventory	83,213	(41,389)
Prepaid Expenses	97,135	(8,940)
Vendor Deposits	243,593	(31,625)
Other Receivables	-	71,754
Other Assets	(90,437)	(87,866)
Increase (Decrease) in:
Accounts Payable	(401,312)	(86,335)
Accrued Expenses	(82,573)	96,677
Customer Deposits	(553,351)	600,984
Lease Liability	(79,556)	(77,240)
Net Cash Used in Operating Activities	(2,198,350)	(450,954)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	-	(14,459)
Purchase of Property and Equipment	(94,295)	(51,622)
Net Cash Used in Investing Activities	(94,295)	(66,081)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

Decrease In Cash and Cash Equivalents	(2,292,645)	(517,035)
Cash and Cash Equivalents - Beginning	3,866,733	5,317,443
Cash and Cash Equivalents – Ending	$1,574,088	$4,800,408

Supplemental Cash Flow Information:
Cash Paid (Refunded) for Income Taxes	$-	$(72,086)
Non-Cash Investing and Financing Activities:
Patent and trademark costs reclassified from Other Assets	$-	$15,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and water in the form of humidity. Our solution is organically listed in the United States and Canada as a sustainably green product with no or very little carbon footprint. Our business is organized into five divisions: Life Sciences, Healthcare, TOMI Service Network, Food Safety and Commercial.

Invented under a defense grant in association with the Defense Advanced Research Projects Agency (“DARPA”) of the U.S. Department of Defense, BIT™ is registered with the U.S. Environmental Protection Agency (the “EPA”) and uses a low percentage hydrogen peroxide as its only active ingredient to produce a fog composed mostly of a hydroxyl radical (.OH ion), known as ionized Hydrogen Peroxide (iHP™). Represented by the SteraMist® brand of products, iHP™ produces a germ-killing aerosol that works like a visual non-caustic gas.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At June 30, 2023 and December 31, 2022, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense (recovery) for the three and six months ended June 30, 2023, was approximately ($73,000) and ($19,000), respectively. Bad debt expense for the three and six months ended June 30, 2022, was approximately $13,000. At June 30, 2023 and December 31, 2022, the reserve allowance for accounts was $1,553,000 and $1,678,000, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $95,000 as of June 30, 2023 and December 31, 2022.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and six months ended June 30, 2023 was $0. Amortization expense for the three and six months ended June 30, 2022 was $0 and $10,475, respectively.

Accounts Payable

As of June 30, 2023, two vendors accounted for approximately 50% of accounts payable. As of December 31, 2022, two vendors accounted for approximately 55% of accounts payable.

For the three and six months ended June 30, 2023, two vendors accounted for 77% of cost of sales. For the three and six months ended June 30, 2022, two vendors accounted for 60% and 66% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2023, and December 31, 2022, our warranty reserve was $30,000 and $68,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at June 30, 2023 and December 31, 2022.

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

Potentially dilutive securities as of June 30, 2023 consisted of 2,773,585 shares of common stock issuable upon exercise of outstanding warrants, 610,500 shares of common stock issuable upon exercise of outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of June 30, 2022 consisted of 2,824,835 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon exercise of outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.4 million and 3.3 million exercisable or convertible into shares of common stock were outstanding at June 30, 2023 and June 30, 2022, respectively, but were excluded from the computation of diluted net loss per share for each respective period due to the anti-dilutive effect on net loss per share.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2023	2022
SteraMist Product	$2,272,000	$1,134,000
Service and Training	503,000	324,000
Total	$2,775,000	$1,458,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2023	2022
United States	$2,602,000	$1,206,000
International	173,000	252,000
Total	$2,775,000	$1,458,000

Product and Service Revenue

	For the six months ended June 30, (Unaudited)
	2023	2022
SteraMist Product	$3,548,000	$3,020,000
Service and Training	809,000	747,000
Total	$4,357,000	$3,767,000

Revenue by Geographic Region

	For the six months ended June 30, (Unaudited)
	2023	2022
United States	$3,730,000	$2,703,000
International	627,000	1,064,000
Total	$4,357,000	$3,767,000

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

Contract Balances

As of June 30, 2023, and December 31, 2022, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of common stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of common stock for numerous reasons, including, but not limited to, shares of common stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the six months ended June 30, 2023 and 2022, we issued 60,000 and 51,750 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2023 and 2022.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2023 were approximately $142,000 and $339,000, respectively. Advertising and promotional expenses included in selling expenses for the three and six months ended June 30, 2022 were approximately $158,000 and $352,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three and six months ended June 30, 2023, research and development expenses were approximately $74,000 and $144,000, respectively. For the three and six months ended June 30, 2022, research and development expenses were approximately $99,000 and $136,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted the ASU prospectively on January 1, 2023. This ASU did not have to have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this ASU prospectively on January 1, 2023. This ASU did not have to have a material impact on our consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
Finished Goods	$3,796,010	$3,929,000
Raw Materials	711,776	661,999
Inventory Reserve	(95,000)	(95,000)
Total	$4,412,786	$4,495,999

NOTE 4. VENDOR DEPOSITS

At June 30, 2023 and December 31, 2022, we maintained vendor deposits of $203,459 and $447,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
Furniture and fixtures	$364,819	$364,819
Equipment	2,269,185	2,236,510
Vehicles	66,170	60,703
Computer and software	302,791	246,638
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,801,346	3,707,051
Less: Accumulated depreciation	2,563,105	2,371,720
Property and Equipment, net	$1,238,241	$1,335,331

For the three and six months ended June 30, 2023, depreciation was $86,768 and $171,789, respectively For the three and six months ended June 30, 2022, depreciation was $79,123 and $158,173, respectively. For the three and six months ended June 30, 2023 and 2022, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $3,773 and $7,547 for the three and six months ended June 30, 2023, respectively. Amortization expense was $3,628 and $6,870 for the three and six months ended June 30, 2022, respectively.

Definite life intangible assets consist of the following:

	June 30, 2023 (Unaudited)	December 31, 2022
Intellectual Property and Patents	$3,108,063	$3,108,063
Less: Accumulated Amortization	2,890,439	2,882,892
Patents, net	$217,624	$225,171

Indefinite life intangible assets consist of the following:

Trademarks	800,565	800,565
Total Intangible Assets, net	$1,018,189	$1,025,736

Approximate future amortization is as follows:

Year Ended:	Amount
July 1 – December 31, 2023	$7,500
December 31, 2024	15,000
December 31, 2025	15,000
December 31, 2026	15,000
December 31, 2027	15,000
Thereafter	150,100
Total	$217,600

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Operating lease right-of-use asset	$499,369	$528,996
Liabilities:
Current Portion of Long-Term Operating Lease	$109,318	$100,282
Long-Term Operating Lease, Net of Current Portion	701,974	761,132
Total Right of Use Liability	$811,292	$861,414

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended June 30, 2023 (Unaudited)	For the Three Months Ended June 30, 2022 (Unaudited)
Operating lease expense	$39,329	$39,329

	For the Six Months Ended June 30, 2023 (Unaudited)	For the Six Months Ended June 30, 2022 (Unaudited)
Operating lease expense	$78,657	$78,657

Other information related to leases where we are the lessee is as follows:

	June 30, 2023 (Unaudited)	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.50 years	6.00 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended June 30, 2023 (Unaudited)	For the Three Months Ended June 30, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$40,366	$39,191

	For the Six Months Ended June 30, 2023 (Unaudited)	For the Six Months Ended June 30, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$79,557	$77,240

As of June 30, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
July 1 – December 31, 2023	$80,733
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
Thereafter	219,571
Total minimum lease payments	991,014
Less: Interest	179,722
Imputed value of lease obligations	811,292
Less: Current portion	109,318
Long-term portion of lease obligations	$701,974

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	June 30,	December 31,
	2023 (Unaudited)	2022
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(125,704)
Capitalized Software Development Costs - net	$-	$-

Amortization expense for the three and six months ended June 30, 2023, was $0. Amortization expense for the three and six months ended June 30, 2022, was $0 and $10,475, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of June 30, 2023. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and six months ended June 30, 2023 was $7,531 and $18,831, respectively. Amortization expense for the three and six months ended June 30, 2022 was $7,531 and $18,831, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2023 and December 31, 2022, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2023 and December 31, 2022, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

The following table summarizes stock options outstanding as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	(Unaudited)		December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	413,000	$1.65	143,000	$2.66
Granted	210,000	0.85	270,000	1.12
Exercised	-	-	-	-
Expired	(12,500)	0.96	-	-
Outstanding, end of period	610,500	$1.10	413,000	$1.65

Options outstanding and exercisable by price range as of June 30, 2023 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	1.95	27,500	$0.80
$0.85	210,000	9.58	210,000	$0.85
$0.88	31,250	0.76	31,250	$0.88
$0.96	12,500	0.77	12,500	$0.96
$1.12	270,000	8.81	270,000	$1.12
$1.93	10,500	3.81	10,500	$1.93
$2.16	5,000	1.75	5,000	$2.16
$4.40	12,500	2.80	12,500	$4.40
$7.06	31,250	2.25	31,250	$7.06

	610,500	7.59	610,500	$1.10

Stock Warrants

The following table summarizes the outstanding common stock warrants as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)		December 31, 2022
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,792,335	$2.25	3,381,021	$2.22
Granted	-	-	-	-
Exercised	-	-	(31,250)	(0.21)
Expired	(18,750)	(1.20)	(557,436)	(2.23)
Outstanding, end of period	2,773,585	$2.26	2,792,335	$2.25

Warrants outstanding and exercisable by price range as of June 30, 2023 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	10.40	31,250	$0.64
$0.80	125,000	10.58	125,000	$0.80
$0.96	442,708	9.39	442,708	$0.96
$1.12	6,250	0.80	6,250	$1.12
$1.20	156,250	1.59	156,250	$1.20
$1.68	1,434,721	3.25	1,434,721	$1.68
$2.18	172,167	3.25	172,167	$2.18
$4.00	28,750	6.82	28,750	$4.00
$6.95	375,000	7.26	375,000	$6.95
$8.40	1,489	0.14	1,489	$8.40
	2,773,585	5.12	2,773,585	$2.26

There were no unvested warrants outstanding as of June 30, 2023.

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

Product Liability

As of June 30, 2022 and December 31, 2022, there were no claims against us for product liability.

COVID-19 Pandemic

The COVID-19 pandemic has temporarily increased the global demand for disinfection products and services that help prevent the spread and transmission of COVID-19 virus. The Company’s products have been identified as an essential disinfectant and decontamination vendor by various agencies and countries, which have materially affected its business and results of operations. The Company experienced a substantial increase in demand for our products and services in 2020 due to the pandemic. Throughout 2021, the Company experienced a reduction of demand due to various factors, including the closure of our major customers’ business operations due to the pandemic, which resulted in the suspension of many of its ongoing long-term projects. As the impact of the COVID-19 pandemic began to subside and economic activities gradually return to normal in 2022, customers reallocated their resources elsewhere and reduced their spending on disinfection products, which resulted in lower demand for our products. It is difficult to predict how COVID-19 pandemic will affect the Company’s financial performance throughout fiscal year 2023, as the global economy gradually reopens, customers adjust and change their operations, and the Company implements new marketing and sales strategies in response.

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

For the six months ended June 30, 2023, we issued an aggregate of 60,000 shares of common stock that were valued at approximately $51,000 to members of our Board.

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

Cloud Computing Service Contract

In May 2020, we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount
July 1 - December 31, 2023	$-
December 31, 2024	30,000
December 31, 2025	-
Total	$30,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

 Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2023 (Unaudited)	December 31, 2022
Commissions	$338,032	$442,805
Payroll and related costs	143,926	136,000
Director fees	37,650	34,650
Sales Tax Payable	50,624	(1,351)
Accrued warranty (Note 14)	30,000	68,000
Other accrued expenses	45,898	48,599
Total	$646,130	$728,703

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

The following table presents warranty reserve activities at:

	June 30, 2023 (Unaudited)	December 31, 2022
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	(24,010)	24,158
Settlement of warranty claims	(13,990)	(24,158)
Ending accrued warranty costs	$30,000	$68,000

NOTE 15. INCOME TAXES

For the three months ended June 30, 2023 and 2022, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of June 30, 2023 and December 31, 2022, we recorded a valuation allowance of $5,689,000 and $5,332,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

Three customers accounted for 57% of net revenue for the three months ended June 30, 2023. One customer accounted for 29% of net revenue for the three months ended June 30, 2022.

Two customers accounted for 30% of our revenue for the six months ended June 30, 2023. Three customers accounted for 32% of our revenue for the six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, one customer accounted for 13% and 14% of our gross accounts receivable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Company’s business and results of operations are forward-looking statements. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements are not guaranteeing future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The following MD&A should be read in conjunction with the 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Quarterly Highlights

Business Update

In the second quarter of 2023 “”we sustained revenue growth, established vital sales partnerships, unveiled our new website, and accomplished improved financial results.

We grew our second quarter revenue of $2,775,000 by 90%, or $1,300,000 compared to the second quarter of 2022.

Our revenue for the second quarter of 2023, grew 75% sequentially over what we reported in the first quarter of 2023.

Revenue for the six months ended June 30, 2023, was $4,357,000, which represents 16% growth over what we reported in the same prior year period.

The financial operating results for the three and six months ended June 30, 2023, improved in comparison to the same prior year periods primarily due to higher sales and gross profit. Our loss from operations for the three and six months ended June 30, 2023, improved by 90% and 16%, respectively, when compared to the same prior year periods. Our loss from operations in the second quarter of 2023 improved by 93% compared to the reported operating loss incurred in the first quarter of 2023.

The increase in revenue was largely due to strong growth in our product and service revenue in the current year period as well as our internal team’s ability to execute and deliver two iHP SteraMist Custom Engineered Systems (CES’s) in the second quarter.

As the market shifts to fully automatic disinfection and decontamination solutions, TOMI remains actively engaged in marketing and submitting bids for CES projects. We are also diligently working with existing outstanding potential purchasers while simultaneously building a robust pipeline for these long-term installations. Further, TOMI has expanded our bandwidth to meet the increasing demands for the product line, which includes the SteraMist Integration System for enclosures and have successfully navigated the challenges posed by the global supply chain issues.

During the second quarter, we delivered an eleven (11) applicator CES system to Avid Bioservices, Inc. (“Avid”) for implementation in Avid’s new purpose-built viral vector development and manufacturing facility in Costa Mesa, California.

In a collaborative endeavor, TOMI’s patented technology has been integrated into the innovative Cell Shuttle, a cutting-edge cell therapy manufacturing solution designed and produced by Cellares. The selection of SteraMist iHP technology brings unparalleled decontamination capabilities, thanks to its small micron particles, which provide distinct advantages in terms of efficacy and safety compared to other commercially available decontamination methods. This strategic integration enhances the overall performance and reliability of the Cell Shuttle, ensuring comprehensive and efficient decontamination processes.

We have received 15 orders for CES systems since the product was launched. With the successful completion of each project, our iHP technology is rapidly gaining popularity as the preferred decontamination solution for pharmaceutical and biotech companies. Further, as we continue to install our technology in new CES projects, the product line evolves into a comprehensive turnkey solution.

Indeed, the timing is favorable as the industry is experiencing a shift towards modular cleanroom requirements. The adaptability and efficiency offered by our iHP technology align perfectly with the changing needs of cleanroom setups. This trend allows us to capitalize on the increasing demand for flexible and scalable cleanroom solutions, further enhancing the relevance and value of our products within the industry.

We believe our growing portfolio of CES systems will give us a competitive edge in the Life Sciences market segment improving our brand recognition. This should create new business and sales opportunities for us. In addition, after our installed CES projects are fully qualified and established for use, and our portfolio grows, we anticipate this will have a positive impact on our long-term recurring BIT solution sales thus providing the potential to enhance our operating margins, further strengthening our position in the industry and supporting sustainable growth.

During the second quarter, we continued to expand our sales channels and expand our network of distributors.

This year marks the commencement of TOMI’s partnerships with domestic distribution channels. While we recognize that it will take time to onboard, train, and support these new partners effectively, we are optimistic that many of them will achieve success. In parallel to our domestic expansion, we are also continuing to actively execute contracts with international distributors. Although this process may be lengthy, we firmly believe that expanding our sales capabilities through these partnerships will enable us to extend our market reach significantly.

As we proceed with selecting new partners, we have become more discerning, prioritizing professionalism and well-established businesses. This approach differs from our earlier experiences of learning the industry alongside some of our previous partners. By working with dedicated and experienced distributors, we aim to strengthen our market presence and maximize the impact of all our products and solutions worldwide.

We entered into a distributor agreement with Avantor, a Fortune 500 company and a leading supplier of mission-critical products and services. We expect the distributor agreement to expand our sales channels into the vital research, development, and production activities in the biopharma, healthcare, education, government, and advanced technologies and applied materials industries.

To expand our presence in Europe, we added International Business Development (“I.B.D.”) as a distributor in Italy. Our partnership with I.B.D. originated during the INTERPHEX conference earlier this year. During the event, I.B.D. had the opportunity to acquaint themselves with SteraMist and subsequently evaluated its efficacy at one of TOMI’s existing customers in Italy. Leveraging its extensive network, I.B.D. is expected to help drive broader acceptance of SteraMist’s advanced disinfection technology to reinforce contamination control practices throughout Italy. Currently, TOMI and IBD are in the early stages of collaborating with multiple manufacturers of cleanroom equipment for the potential of using our SteraMist Integration System.

During the second quarter, we also entered into a contract with Vizient, Inc. increasing our presence in the U.S. healthcare system. Vizient is the largest group purchasing organization (GPO) in the healthcare industry supplying around $100 billion in annual member purchasing volume. Vizient serves approximately 97% of the nation’s Academic Medical Centers, more than 50% of the nation’s acute care health system, and serves more than 20% of the nation’s ambulatory market. This contract enables us to supply SteraMist systems to a wide range of healthcare providers, including academic medical centers, pediatric facilities, and community health providers, through Vizient’s nationwide network.

We remained active in our marketing initiatives and attended and presented our SteraMist brand of products at the following tradeshows: AORN Global Surgical Conference, Controlled Environment Testing Association International (“CETA International”), Restoration Industry Association International (“RIA International”), Lab Manager Leadership Summit, FDIC International, Interphex, Food Safety Summit, and Florida International Medical Expo.

In June 2023, we launched our updated website, now accessible through our new domain name steramist.com. The refreshed website offers a modern, user-friendly design and streamlined navigation, providing visitors with easy access to essential information about SteraMist products and services.

The total amount of our recognized revenue and customer sales backlog for the three months ended June 30, 2023, was approximately $3,261,000 which was comprised of recognized revenue of $2,775,000 and a customer sales backlog of approximately $486,000 of which we received $146,000 as cash deposit.

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

Product Development

Our recent products developed and launched are as follows:

SteraMist Engineering continues to make strides collaborating with key manufactures of cleanroom technology and equipment developing a turnkey seamless decontamination integration to chambers, cabinets, passthroughs, isolators, cage washers, heat sterilizers, hot cells and more. TOMI begins this endeavor with a project management, turnkey modular solution, and process design consulting firm that we have partnered with in one of our previous CES projects.

The Select Plus-a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will provide enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. We expect the implementation of this product and our patented non-corrosive iHP technology to replace the number one competitor in this marketplace, which uses an extremely harsh chemical.

All SteraMist systems will remain important to the marketplace as they are designed for specific needs and budgets. The Select Surface Unit performs most of the functionality that the Plus offers and is priced at a lower cost, although Select Plus will provide additional options that are appealing to certain customers, such as laboratory and pharmaceutical companies. The SteraPak is a more cost-effective product and designed for residential and commercial real estate including large buildings and public space, any area that needs quick consistent disinfection. We believe there are many new and existing clients that are interested in the SteraPak due to the cost and mobility.

TOMI recently launched its fourth generation SteraMist Environment System. The system will now be 24 volts, allowing for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time. In addition, the unit will have eight (8) outputs where four (4) are dedicated to our regular process of constant or pulse Injection, Dwell, and Aeration along with a light beacon status bar and four (4) are programmable to meet the customer needs for any external equipment they may desire to work with the system. This system is currently on the market, has been implemented by customers, and is receiving praise for its further developments.

Our SteraMist® BIT™ solution product line is currently made up of a 32-ounce bottle for the SteraPak, a ten (10) liter, five (5) gallon, 55-gallon drum for our custom built-ins and our traditional one (1) gallon bottle. This brings the BIT Solution product line to a total of five (5) options provided to our customers, which will benefit our razor/razor-blade business model.

We expect these new products and service introductions will positively impact our net sales, cost of sales and operating expenses during this fiscal year.

Overview

TOMI Environmental Solutions, Inc. (“TOMI”, “we” and “our”) is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor air and surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (“BIT™”). Our solution and process are environmentally friendly as the only by-product from our decontamination process is oxygen and humidity. Our solution is organic and is listed in Canada as a sustainably green product with no or very little carbon footprint. Most of our competitors in the disinfection space leave significant by-products and are corrosive. SteraMist is not corrosive, and it does not damage equipment or facilities.

Our SteraMist® is a patented technology that produces ionized Hydrogen Peroxide (“iHP™”) using cold plasma science created under a grant by the United States Defense Advanced Research Projects Agency (“DARPA”). Our Environmental Protection Agency (“EPA”) registered BIT™ Solution is composed of a low concentration of hydrogen peroxide converted to iHP™ after passing the trade secret blended solution including its sole active ingredient of 7.8% hydrogen peroxide through an atmospheric cold plasma arc. The newly formed iHP™ fog and mist consists of submicron to 3-micron radical particles that are carried throughout the treatment area in a fog or mist moving with the same velocity and characteristics of a gas. This allows the ionized hydrogen peroxide fog or mist to affect all surfaces and air space throughout the targeted treatment area, over, above and beyond the ability of a manual cleaning processes. iHP™ damages pathogenic organisms through the oxidation of proteins, carbohydrates, and lipids. SteraMist® no-touch disinfection and decontamination treat areas mechanically, causing cellular disruptions and/or dysfunctions resulting in a 6-log (99.9999%) and greater kill or inactivation of all pathogens in the treatment area. This is a science that the world needs to follow. This simple and effective process-takes 7.8% hydrogen peroxide and under pressure pushes the liquid through a nozzle in which the stream is met by an atmospheric cold plasma arc which converts the hydrogen peroxide into a plasma created hydroxyl radical with 6-log and greater kill. This is a duplication of what occurs in atmospheric chemistry and the only by-product is oxygen and humidity. The world needs to thank Titan Defense, DARPA and of course nature for the science behind our technology!

Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are required to register with the EPA and certain state regulatory authorities as a seller of disinfectants. In June 2015, SteraMist® BIT™ was registered with the EPA as a hospital-healthcare disinfectant and general broad-spectrum surface disinfectant for use as a misting/fogging agent. SteraMist® BIT™ now holds EPA registrations (# 90150-2) for mold control, and air and surface remediation (# 90150-1). In February 2016, we expanded our label with the EPA to include Clostridium difficile Spores and MRSA, as well as the influenza (Avian) virus h1n1, which we believe has better positioned us to penetrate all industries including the biodefense and healthcare industry. In August 2017, our EPA label was further expanded to include efficacy against Salmonella and Norovirus. As of January 27, 2017, our technology is one of 53 of the EPA’s “Registered Antimicrobial Products Effective against Clostridium difficile Spores”, as published on the EPA’s K List. Further, in December 2017, SteraMist® was included in the EPA’s list G (Norovirus), L (Ebola) and M (Avian Flu). In March 2020, our EPA label was further amended to include Emerging Viral Pathogens claims, thus meeting the criteria against Enveloped viruses and Large Non-enveloped viruses and included on List N (Emerging Viral Pathogens including SARS-CoV-2). In 2021, the EPA granted SteraMist® BIT™ 0.35% hydrogen peroxide EPA registration number 90150-3. On June 2, 2022, SteraMist was included on the EPA’s List Q for the use of its BIT solution to help fight the spread of rare or novel viruses such as Monkeypox virus, SARS-CoV-2 and its variants that cause COVID-19.

SteraMist® BIT™ brings to the world a mechanical and automated method of cleaning, using a game-changing technology and EPA registered Hospital-HealthCare disinfectant, providing an upgrade to existing disinfecting and cleaning protocols, while limiting liability in a facility when it comes to resistant infectious pathogens. We maintain this registration in all fifty (50) states, Washington DC, Canada, and approximately forty (40) other countries that receive our products.

Markets

Our SteraMist® products are designed to address a wide spectrum of industries. Our operations consist of five main divisions based on our current target industries: Hospital-HealthCare, Life Sciences, TOMI Service Network (“TSN”), Food Safety, and Commercial.

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our SteraPak, among other product lines, will allow us to progress further into the market share, specifically for our Life Science, Hospital-HealthCare, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as Custom Engineered Systems (“CES”), routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

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

TOMI’s iHP service department continues to grow with new and existing customers in several divisions. In the life science sector, TOMI’s iHP service department has kept its relationships with large pharmaceuticals, such as Pfizer and ThermoFisher, as well as adding several smaller life science companies, like ForDoz and Lonza, to a regular decontamination schedule. In addition to these productions’ facilities, TOMI has treated four BSL-3 research laboratories in all parts of the country within the last two months (UNM/UNC/Bioqual/Scripps). The food safety department steadily gains traction as several plant/produce companies have expressed interest as new and emerging bacteria, toxins, and fungi hamper production. Finally, the commercial division is a stable source of revenue for TOMI and its service network who are routinely treating public facilities after man-made and natural disasters.

For 2023 and beyond, TOMI expects growth in SteraMist CES bids and the manufacturing and implementation of these fully automated decontamination systems. The installed CES will also result in increased solution sales for the life sciences division, as the CES’s are used at regular intervals. The first CES system was completed in 2016 for Dana Farber Cancer Institute, as Dana Farber was designing a new vivarium and had the opportunity to integrate several new technologies to advance overall efficiency, quality, and design. One such technology was the use of our iHP decontamination. TOMI’s CES is an automated system that can be fully integrated into any company’s infrastructure, enabling decontamination, without burdening manual use and with the collaboration of current premier customers and partners, TOMI since then has further perfected the system. The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime, and in a short time the CES may make up a majority of TOMI’s revenue. Since its launch, SteraMist’s CES has become a leading solution to growing customer demands.

Hospital-Healthcare

The SteraMist® line of products, specifically the SteraMist® Surface Unit, SteraMist® Total Disinfection Cart and the SteraMist Transport System, are our main solutions to aid our Hospital-HealthCare customers in providing high quality of safety to their patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility. TOMI’s latest product, the SteraPak®, further assists healthcare communities with an easy-to-use, cordless disinfection solution, creating a more mobile solution. Our customers that have successfully adopted our technology in Hospital-Healthcare facilities have recurring revenue and reorder rates of our BIT™ Solution. We plan to continue to expand our marketing, advertising and educational campaigns targeted at the Hospital-Healthcare marketing to grow our customer base and increase adoption of our SteraMist® line of products.

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

Food Safety

New challenges to food safety will continue to emerge, largely due to changes in our food production, food supply, storage complexities, transportation delays, including more imported foods. Changes in the environment leads to food contamination, new and emergent bacteria, toxins, and antimicrobial resistance. Food Safety presents an opportunity for significant growth for TOMI with continued product research and compliance testing.

The food safety industry in North America is under closer scrutiny, with the implementation and enforcement of new and established guidelines. SteraMist® aerosolizing cold plasma technology is an effective decontaminant in the food safety industry. SteraMist can assist in compliance with the newly established Food Safety Modernization Act guidelines set in place by the FDA, as well as the Safe Food for Canadians Act and Safe Food for Canadians Regulations in Canada. Additionally, the current geopolitical aspects of farming and ranching has created an extra layer of concern for the protection of our global limited food supply, as well as for food transportation.

TOMI continues to work with premium companies in testing and validating SteraMist® technology in the food safety and seed industries. In 2022, we made progress in enhancing brand awareness in the food safety industry by promoting and marketing this division. We are receiving an increase in inquiries within the food safety division directly from these efforts.

Every day there are news articles around the world pertaining to the contamination of food supply. Unsafe food containing harmful bacteria, viruses, parasites, or chemical substances causes more than 200 diseases, ranging from diarrhea to cancers. It also creates a vicious cycle of disease and malnutrition, particularly affecting infants, young children, elderly and the sick. With the global population explosion, severe worldwide avian flu pandemics resulting in the unnecessary culling of bird flocks, unusually high number of accidents resulting in the destruction of dozens of storages, packing and processing food plants, in the U.S. alone, we anticipate an increase in the demand for a mechanical way to disinfect our food supply. TOMI has, in cooperation with the United States Department of Agriculture, demonstrated that our technology offers a consistent, quick, and effective alternative to the traditional, decade’s old chemical disinfection process.

SteraMist will deliver more consistent and quicker results in all areas of our food supply,- from farm to market, processing to packaging and storage to delivery. We plan on pursuing each of these avenues. With the continued testing and need for the market, coupled with our new .35% label, we believe pursuing these opportunities should be successful. In addition, our solution and process are environmentally friendly, in that the by-products of SteraMist are only oxygen and humidity. We have our solution listed on OMRI and labeled as organic. Most disinfectants leave residue on furniture, objects, and foods. SteraMist does not leave chemical residue on any surface, therefore we have a very low carbon footprint, if any.

TOMI Service Network

The TOMI Service Network, or “TSN,” is an expansive network consisting of professionals throughout North America who are exclusively licensed and trained to use the SteraMist® products. With the purchase of SteraMist and joining TSN, TOMI trains and services a wide array of professional remediation companies in the use of SteraMist® throughout the TSN division. TSN allows for increased accessibility and brand awareness of iHP® services to facilities in need of local routine and emergency disinfection and decontamination.

The “”TSN division is addressing the cleaning protocols that have changed permanently due to the COVID-19 pandemic, and our network is expected to play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services is starting to pick up due to employees returning to work and the increasing number of contagious variants becoming more of a world concern. Our education and support of such services that TOMI personnel provide to our members creates an advantage by maintaining strong business relationships while they service thousands of SteraMist® customers, and the world returns to the new normal which will always focus on emerging pathogens.

Our SteraPak® release is an important factor for this market that we believe will increase the new member onboarding. Current members are showing interest in purchasing the SteraPak® to expand their current SteraMist® offerings.

Commercial

Our Commercial division includes, but is not limited to, use sites such as aviation, airports, police and fire, prisons, manufacturing companies, automobile, military, cruise ships, shipping ports, preschool education, primary and secondary schools, colleges including dormitories, all modes of public and private transportation, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities to use SteraMist® throughout their community.

The Surface Unit and SteraPak® are popular products for this division, because customers are looking for a more cost-effective solution compared to the current disinfectants on the market. As quick and mobile disinfection solution is preferred in this industry, we believe that our Surface Unit, along with the SteraPak®, will generate customer interest and create sales opportunities. Currently, our customers are purchasing our products in all of our divisions to provide quick disinfection throughout various sites in their facilities.

Business Highlights and Recent Events

Revenues:

Total revenue for the three months ended June 30, 2023, and 2022, was $2,775,000 and $1,458,000, respectively, representing an increase of $1,317,000, or 90% compared to the same prior year period. For the six months ended June 30, 2023, and 2022, our revenue was $4,357,000 and $3,767,000, respectively, representing an increase of $590,000 or 16%. The increase in revenue was attributable to higher SteraMist product and service revenues.

SteraMist product-based revenues for the three and six months ended June 30, 2023 grew 100% and 17%, respectively over what we reported in the same prior year periods. The increase in product-based revenue was attributable to higher equipment and product sales, which were recognized into revenue in the current year period.

Our service-based revenue for the three months and six months ended June 30, 2023, grew by 55% and 8%, respectively, when compared to the same prior periods in 2022.  The increase in service revenue was due to higher demand for iHP service jobs in the current year period.

Geographically, the growth on our revenue for the three and six months ended June 30, 2023, was attributable to our domestic sales which grew by 116% and 38%, respectively when compared to the same prior year periods.

We believe our second quarter results have us back on track and have given us a lot of momentum heading in to the second half of 2023, at this point in time we believe that we may attain profitabilty in the fourth quarter of 2023.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. The COVID-19 pandemic along with the needs of the pharmaceutical and vivarium space has provided us with to the opportunity and experience to implement a clear strategy to develop and manufacture additional products to add to our portfolio. In addition, we continue to move our BIT technology as a standard in disinfection and decontamination globally. This should lead to increased market share, profitability, and capability strength.

 Our products are an environmentally friendly solution, and our processes address the concerns of sustainability. Customers are requesting and discussing the positive results of our product and the environmentally friendly results compared to the caustic and environmentally unfriendly results of many other disinfectants.

SteraMist has established a successful track record in fighting pandemics and outbreaks and implementing SteraMist for emergency preparedness is vital. The COVID-19 pandemic took the world by surprise, and history has shown that other pandemics and viruses are likely to follow. Using a proven and trusted disinfectant for emergency outbreaks and daily for preventative maintenance, such as SteraMist, can alleviate the threat of infections from spreading and could stop a possible outbreak.

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

On April 24, 2023, we announced the addition of four independent manufacturing representatives and distributors to our expanding national and global network. Included in the additions are JANZ Corporation, New England Scientific Associates (NESA) by Baker, Crow Food Safety (Pty) Ltd, and ARES Scientific.

On April 26, 2023, we announced that approximately 20 billion medical devices are sterilized per year with Ethelene oxide and restricting its usage could create a significant market void that may be filled with alternative sterilization processes such as TOMI’s patented Binary Ionization Technology ® (BIT™) Technology.

On May 10, 2023, we announced our SteraMist technology was recognized as one of the Top 10 Infection Solution Providers of 2023 in the recent infection control solutions special edition.

On May 11, 2023, we announced the addition of Technimount System (“Technimount”) as an exclusive distributor selling capital equipment to the emergency medical services market throughout Canada.

On May 18, 2023, we announced the launch of our updated website, now accessible through the new domain name steramist.com. The refreshed website offers a modern, user-friendly design and streamlined navigation, providing visitors with easy access to essential information about SteraMist products and services.

On May 31, 2023, we announced the completion of a study conducted in accordance with the U.S. Department of Defense (DoD) Biological Select Agents and Toxins (BSAT) Biorisk Program Office (BBPO) which demonstrated SteraMist iHP as an effective technology for decontamination of biological toxoids.

On June 5, 2023, we announced that the Company has entered a contract with Vizient, Inc., increasing TOMI’s presence in the U.S. healthcare system.

On June 22, 2023, we announced a partnership with I.B.D., as a distributor in Italy.

Research Studies and Publications:

TOMI continues to be active in the global market, using registrations to expand sales opportunities. Currently, TOMI is in the registration process for India, and renewal to meet new requirements in the Philippines. Both markets offer excellent potential due to interest in the TOMI suite of disinfection and decontamination solutions.

TOMI is in the annual process of self-audit, where all SOPs are reviewed and updated as needed, and all compliments and requests for changes and new equipment are evaluated.

TOMI has successfully completed a second 24-month storage stability, this one to meet EPA requirements (first one was for EU BPR submission and had different methods/requirements). With the patented 7.8% product, Binary Ionization Technology Solution is safe to ship by air and store under normal ambient conditions around the world. The study will be submitted for EPA review, and expiration date extended going forward upon the EPA’s approval.

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

SteraMist is also working with a few partners in the cannabis industry. Enviro-Mist has been testing cannabis flower incubated with Aspergillus flavus, Aspergillus fumigatus, Aspergillus niger, Aspergillus terreus, Escherichia Coli, Shigella Spp, Salmonella, Staphylococcus aureus, yeasts and molds and subsequently treated using ionized Hydrogen Peroxide (iHP) to the dried material. Potency results of the cannabis plant were not affected, and no additional residual solvents were found. The process was successful in complete remediation of all microbial contaminants. Another partner TOMI is working with has proven that SteraMist has reduced microbial count on cannabis flower from 400cfu/g to non-detectable without affecting the level of THC. SteraMist continues to penetrate the market with additional studies and bringing on premier clients.

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

Our portfolio includes more than twenty-two (22) Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained three related United States utility patents, giving us protection of our technology until the year 2038. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Europe, Singapore, New Zealand, and, currently pending, in the UK, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in a new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going applications will further enlarge our intellectual property.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of today, we have over two hundred trademarks, (word and/or logo) registered or pending across the globe. TOMI registers marks in eight (8) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, Class 40 for Chemical Decontamination and Manufacturing Services, and Class 41 for Providing Education Training and information related to biological and bacterial decontamination services. Recently, we have expanded our trademark protection into India.

Financial Operations Overview

Our financial position as of June 30, 2023 and December 31, 2022, respectively, was as follows:

	June 30, 2023 Unaudited	December 31, 2022
Total shareholders’ equity	$10,382,000	$11,448,000
Cash and cash equivalents	$1,574,000	$3,867,000
Deferred Revenue	$146,000	$700,000
Accounts receivable, net	$3,379,000	$2,772,000
Inventories	$4,413,000	$4,496,000
Prepaid expenses	$291,000	$338,000
Vendor Deposits	$203,000	$447,000
Other Receivables	$164,000	$164,000
Current liabilities – Excluding Deferred Revenue	$2,116,000	$2,591,000
Long-term liabilities	$702,000	$761,000
Working Capital	$7,763,000	$8,844,000

During the six months ended June 30, 2023, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $2,198,000.

Results of Operations for the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022:

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Revenue, Net	$2,775,000	$1,458,000	$1,317,000	$4,357,000	$3,767,000	$590,000
Gross Profit	1,700,000	921,000	779,000	2,642,000	2,342,000	300,000
Total Operating Expenses (1)	1,789,000	1,784,000	5,000	3,919,000	3,865,000	54,000
Income (Loss) from Operations	(89,000)	(863,000)	773,000	(1,277,000)	(1,523,000)	246,000
Total Other Income (Expense)	-	-	-	1,000	1,000	-
Provision for (benefit from) Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$(89,000)	$(863,000)	773,000	$(1,276,000)	$(1,522,000)	246,000
Basic Net Income (Loss) per share	$(0.00)	$(0.04)	$0.04	$(0.06)	$(0.08)	$0.02
Diluted Net Income (Loss) per share	$(0.00)	$(0.04)	$0.04	$(0.06)	$(0.08)	$0.02

Revenue

Total revenue for the three months ended June 30, 2023 and 2022, was $2,775,000 and $1,458,000, respectively, representing an increase of $1,317,000, or 90% compared to the same prior year period. For the six months ended June 30, 2023 and 2022, our total revenue was $4,357,000 and $3,767,000, respectively, representing an increase of $590,000, or 16% compared to the same prior year period.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter.

Product and Service Revenue

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
SteraMist Product	$2,272,000	$1,134,000	$1,138,000	$3,548,000	$3,020,000	$528,000
Service and Training	503,000	324,000	179,000	809,000	747,000	62,000
Total	$2,775,000	$1,458,000	$1,317,000	$4,357,000	$3,767,000	$590,000

SteraMist product-based revenues for the three months ended June 30, 2023 and 2022, were $2,272,000 and $1,134,000, representing an increase of $1,138,000 or 100% when compared to the same prior year period. Product based revenues for the six months ended June 30, 2023 and 2022, were $3,548,000 and $3,020,000, representing an increase of $528,000 or 17% when compared to the same prior year period. The increase in product-based revenue was attributable to higher equipment sales which were recognized into revenue in the current year period.

Our service-based revenue for the three months ended June 30, 2023 and 2022, was $503,000 and $324,000, respectively, representing an increase of 55%. For the six months ended June 30, 2023 and 2022, our service-based revenue was $809,000 and $747,000, representing an increase of $62,000 or 8% when compared to the same prior period in 2022.  The increase in service revenue was due to higher demand in the current year period.

Revenue by Geographic Region

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
United States	$2,602,000	$1,206,000	$1,396,000	$3,730,000	$2,703,000	$1,027,000
International	173,000	252,000	(79,000)	627,000	1,064,000	(437,000)
Total	$2,775,000	$1,458,000	$1,317,000	$4,357,000	$3,767,000	$590,000

Our domestic revenue for the three months ended June 30, 2023 and 2022 was $2,602,000 and $1,206,000, respectively, an increase of $1,396,000, or 116% when compared to the same prior year period. For the six months ended June 30, 2023 and 2022, our domestic revenue was $3,730,000 and $2,703,000, representing an increase of $1,027,000 or 38% when compared to the same prior period in 2022.  Our domestic product-based revenue increased due to higher domestic demand for our equipment and iHP services.

Internationally, our revenue for the three months ended June 30, 2023 and 2022, was approximately $173,000 and $252,000, respectively, representing a decrease of $79,000 or 31% when compared to the same prior year period. For the six months ended June 30, 2023 and 2022, our international revenue was $627,000 and $1,064,000, representing a decline of $437,000 or 41% when compared to the same prior period in 2022.  The decline in international sales is due to the timing of orders placed by distributors and the timing and onboarding of new foreign distributors.

Cost of Sales

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Cost of Sales	$1,074,000	$537,000	$537,000	$1,715,000	$1,425,000	$290,000

Cost of sales was $1,074,000 and $537,000 for the three months ended June 30, 2023 and 2022, respectively, an increase of $537,000, or 100%, compared to the prior year. The increase in cost of sales was primarily due to the higher sales. Our gross profit as a percentage of sales for the three months ended June 30, 2023 was 61% compared to 63% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Cost of sales was $1,715,000 and $1,425,000 for the six months ended June 30, 2023 and 2022, respectively, an increase of $290,000, or 20%, compared to the prior year. The primary reason for the increase in cost of sales is attributable to higher revenue in the current period. Our gross profit as a percentage of sales for the six months ended June 30, 2023 was 61% compared to 62% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Professional Fees

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Professional Fees	$112,000	$95,000	$17,000	$249,000	$285,000	$(36,000)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $112,000 and $95,000 for the three months ended June 30, 2023 and 2022, respectively, an increase of approximately $17,000, or 18%, in the current year period. The increase in professional fees was due to higher legal fees incurred in the current year period due to costs incurred in connection with our intellectual property and the related timing of when those services were rendered.

Professional fees were $249,000 and $285,000 for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $36,000, or 13%, in the current year period. The decrease in professional fees was due to lower legal fees incurred in the current year period due to costs incurred in connection with our intellectual property and the related timing of when those services were rendered.

Depreciation and Amortization

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Depreciation and Amortization	$91,000	$83,000	$8,000	$179,000	$165,000	$14,000

Depreciation and amortization were approximately $91,000 and $83,000 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $8,000, or 10%.

Depreciation and amortization were approximately $179,000 and $165,000 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $14,000, or 8%.

The increase in depreciation expense is due to a higher amount of fixed assets being depreciated in the current year periods when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Selling Expenses	$501,000	$566,000	$(65,000)	$878,000	$907,000	$(29,000)

Selling expenses for the three months ended June 30, 2023 were approximately $501,000, as compared to $566,000 for the quarter ended June 30, 2022, representing a decrease of approximately $65,000 or 11%. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives and lower tradeshow costs incurred in the current year period.

Selling expenses for the six months ended June 30, 2023 were approximately $878,000, as compared to $907,000 for the quarter ended June 30, 2022, representing a decrease of approximately $29,000 or 3%. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives.

Research and Development

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Research and Development	$74,000	$99,000	$(25,000)	$144,000	$136,000	$8,000

Research and development expenses for the three months ended June 30, 2023 were approximately $74,000, as compared to $99,000 for the quarter ended June 30, 2022, representing a decrease of approximately $25,000, or 25%. The decline in research and development expenses is due to the timing projects that occurred in the prior period which did not recur in the same current year period.

Research and development expenses for the six months ended June 30, 2023 were approximately $144,000, as compared to $136,000 for the quarter ended June 30, 2022, representing an increase of approximately $8,000, or 6%. Research and development expenses increased in the current year period due increased product testing.

Consulting Fees

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Consulting Fees	$69,000	$40,000	$29,000	$144,000	$103,000	$41,000

Consulting fees were $69,000 and $40,000 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $29,000, or 73%, in the current quarter period. The increase is due to the timing of certain projects and consulting engagements that occurred in the current year that did not occur in the same prior year period.

Consulting fees were $144,000 and $103,000 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $41,000, or 40%, in the current quarter period. The increase is due to the timing of certain projects and consulting engagements that occurred in the current year that did not occur in the same prior year period.

General and Administrative Expense

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
General and Administrative	$943,000	$902,000	$41,000	$2,324,000	$2,268,000	$56,000

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expense was $943,000 and $902,000 for the three months ended June 30, 2023 and 2022, respectively, an increase of $41,000, or 5% in the current period. The increase in general and administrative expenses was attributable to higher headcount and the related wage and employment expenses.

General and administrative expense was $2,324,000 and $2,268,000 for the six months ended June 30, 2023 and 2022, respectively, an increase of $56,000, or 2% in the current period. The increase in general and administrative expenses was attributable to higher headcount and the related wage and employment expenses.

Other Income and Expense

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Interest Income	-	-	-	1,000	1,000	-
Other Income (Expense)	$-	$-	$-	$1,000	$1,000	$-

Interest income was approximately $1,000 for the six months ended June 30, 2023 and 2022.

Provision for Income Taxes

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2023	2022		$2023	2022	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-	$-	$-	$-

Provision for income tax expense was $0 for the three and six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $1,574,000 and working capital of $7,763,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the six months ended June 30, 2023 and 2022, we incurred losses from operations of ($1,277,000) and ($1,523,000), respectively. Cash used in operations for the six months ended June 30, 2023 and 2022 was ($2,198,000) and ($451,000), respectively.

A breakdown of our statement of cash flows for the six months ended June 30, 2023 and 2022 is provided below:

	For the six months ended June 30,
	2023	2022
Net Cash Provided By (Used) in Operating Activities	$(2,198,000)	$(451,000)
Net Cash Used in Investing Activities	$(94,000)	$(66,000)
Net Cash Provided by Financing Activities:	$-	$-

Operating Activities

Cash used in operations for the six months ended June 30, 2023 and 2022 was $2,198,000 and $451,000, respectively. The increase was attributable to the lower accounts payable and deferred revenue in the current year period.

Investing Activities

Cash used in investing activities for the three months ended June 30, 2023 and 2022 was $94,000 and 66,000, respectively. The increase was attributable to increased equipment, computer and software purchased in the current year period.

Financing Activities

Cash provided by financing activities for six months ended June 30, 2023 and 2022 was $0.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

•	ramp up and expansion of our internal sales force and manufacturer’s representatives;
•	length of our sales cycle;
•	global and regional response to the outbreak of infectious diseases;
•	expansion into new territories and markets; and
•	timing of orders from distributors.

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

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months. We may consider financing transactions to fund our operations if opportunities arise. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations.

We believe strongly that the current and historical trading prices of our common stock do not reflect the actual valuation of the Company, and that our declining trading price was the result of active short selling by certain investors in the market that is outside the control of the Company. While short selling may be permitted in some cases under applicable laws, we believe that certain investors, particularly those investing in small and microcap companies like TOMI, may be circumventing regulatory requirements and conducting aggressive short selling that is designed to drive down the trading price of our common stock, including naked short selling tactics. These activities have not only depressed our stock price, but also reduced the trading liquidity of our stock and caused damage to our reputation, while making it more difficult for us to secure financing to fund our operations and comply with NASDAQ’s minimum bid price requirements. We believe that the regulatory authorities, such as the SEC and FINRA, should take more aggressive enforcement actions against short selling traders who are undermining the values of microcap companies, and we will continue our various efforts and strategies to ensure that trading price of our stock reflects the true value of TOMI and generates positive returns for our shareholders.

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

Contract Balances

As of June 30, 2023, and December 31, 2022 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the six months ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted the ASU prospectively on January 1, 2023. This ASU did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this ASU prospectively on January 1, 2023. This ASU did not have a material impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2023	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Nick Jennings
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

