Form 10-Q
period 2023-09-30
TOMI Environmental Solutions, Inc.
filed 2023-11-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023 the registrant had 19,823,955 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Of fi

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

Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent annual report on Form 10-K previously filed with the Securities and Exchange Commission on March 16, 2023. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	September 30, 2023 (Unaudited)	December 31, 2022
Cash and Cash Equivalents	$1,410,697	$3,866,733
Accounts Receivable - net	2,368,043	2,772,340
Other Receivables	164,150	164,150
Inventories (Note 3)	4,481,644	4,495,999
Vendor Deposits (Note 4)	89,860	447,052
Prepaid Expenses	442,303	388,359
Total Current Assets	8,956,697	12,134,633

Property and Equipment – net (Note 5)	1,138,287	1,335,331

Other Assets:
Intangible Assets – net (Note 6)	1,014,416	1,025,736
Operating Lease - Right of Use Asset (Note - 7)	483,884	528,996

Other Assets	596,164	475,103
Total Other Assets	2,094,464	2,029,835
Total Assets	$12,189,448	$15,499,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,248,936	$1,761,750
Accrued Expenses and Other Current Liabilities (Note 13)	674,367	728,703
Deferred Revenue	-	699,732
Current Portion of Long-Term Operating Lease	112,460	100,282
Total Current Liabilities	2,035,763	3,290,467

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	672,510	761,132
Total Long-Term Liabilities	672,510	761,132
Total Liabilities	2,708,273	4,051,599

Commitment and Contingencies (Note 11)	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at September 30, 2023 and December 31, 2022	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,823,955 and 19,763,855 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	198,240	197,640
Additional Paid-In Capital	57,882,792	57,673,559
Accumulated Deficit	(48,600,495)	(46,423,637)
Total Shareholders’ Equity	9,481,175	11,448,200
Total Liabilities and Shareholders’ Equity	$12,189,448	$15,499,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Sales, net	$1,470,019	$1,759,620	$5,826,890	$5,526,598
Cost of Sales	661,087	688,633	2,376,442	2,113,624
Gross Profit	808,932	1,070,987	3,450,448	3,412,974

Operating Expenses:
Professional Fees	207,673	106,411	456,518	391,737
Depreciation and Amortization	93,929	82,619	273,265	247,662
Selling Expenses	283,054	365,054	1,160,752	1,271,788
Research and Development	76,339	118,182	220,587	254,608
Consulting Fees	44,355	43,012	188,722	145,757
General and Administrative	1,004,618	1,009,229	3,328,726	3,277,485
Total Operating Expenses	1,709,968	1,724,507	5,628,570	5,589,037
Loss from Operations	(901,036)	(653,520)	(2,178,122)	(2,176,063)

Other Income (Expense):
Interest Income	256	370	1,264	1,048
Total Other Income (Expense)	256	370	1,264	1,048

Loss before income taxes	(900,780)	(653,150)	(2,176,858)	(2,175,015)
Provision for Income Taxes (Note 16)	-	-	-	-
Net Loss	$(900,780)	$(653,150)	$(2,176,858)	$(2,175,015)

Net income (loss) Per Common Share
Basic	$(0.05)	$(0.03)	$(0.11)	$(0.11)
Diluted	$(0.05)	$(0.03)	$(0.11)	$(0.11)

Basic Weighted Average Common Shares Outstanding	19,823,955	19,758,520	19,818,241	19,736,666
Diluted Weighted Average Common Shares Outstanding	19,823,955	19,758,520	19,818,241	19,736,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the nine months ended September 30, 2023
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2023	63,750	638	19,763,955	197,640	$57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					158,833		158,833
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the nine months ended September 30, 2023						(2,176,858)	(2,176,858)
Balance at September 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(48,600,495)	$9,481,175

	For the nine months ended September 30, 2022
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2022	63,750	638	19,680,955	196,809	$56,941,209	$(43,543,575)	$13,595,080
Equity Compensation					297,766		297,766
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Warrants and Options Exercised			31,250	313	24,687		25,000
Net (Loss) for the nine months ended September 30, 2022						(2,175,015)	(2,175,015)
Balance at September 30, 2022	63,750	$638	19,763,955	$197,640	$57,317,482	$(45,718,590)	$11,797,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the three months ended September 30, 2023
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2023	63,750	638	19,823,955	198,240	$57,882,792	$(47,699,715)	$10,381,955
Net (Loss) for the three months ended September 30, 2023						(900,780)	(900,780)
Balance at September 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(48,600,495)	$9,481,175

	For the three months ended September 30, 2022
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2022	63,750	638	19,732,705	197,327	$57,292,795	$(45,065,440)	$12,425,320
Warrants and Options Exercised			31,250	313	24,687		25,000
Net (Loss) for the three months ended September 30, 2022						(653,150)	(653,150)
Balance at September 30, 2022	63,750	$638	19,763,955	$197,640	$57,317,482	$(45,718,590)	$11,797,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flow From Operating Activities:
Net Income (Loss)	$(2,176,858)	$(2,175,015)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	273,265	247,662
Amortization of Right of Use Asset	117,986	117,986
Amortization of Software Costs	-	10,475
Equity Compensation Expense	158,833	297,766
Value of Equity Issued for Services	51,000	54,338
Reserve for Credit Losses	(239,722)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	644,019	(373,139)
Inventory	14,355	30,328
Prepaid Expenses	(53,947)	(5,755)
Vendor Deposits	357,193	(193,202)
Other Receivables	-	71,754
Other Assets	(121,061)	(133,254)
Increase (Decrease) in:
Accounts Payable	(546,391)	126,765
Accrued Expenses	(20,758)	(38,098)
Customer Deposits	(699,732)	1,149,025
Lease Liability	(119,923)	(116,428)
Net Cash Used in Operating Activities	(2,361,741)	(928,792)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	-	(14,459)
Purchase of Property and Equipment	(94,295)	(63,711)
Net Cash Used in Investing Activities	(94,295)	(78,170)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	-	25,000
Net Cash Provided by Financing Activities	-	25,000
Decrease In Cash and Cash Equivalents	(2,456,036)	(981,962)
Cash and Cash Equivalents - Beginning	3,866,733	5,317,443
Cash and Cash Equivalents – Ending	$1,410,697	$4,335,481

Supplemental Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid (Refunded) for Income Taxes	$-	$(72,086)

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

                These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 and notes thereto which are included in the annual report on Form 10-K previously filed with the SEC on March 16, 2023 (the “Annual Report”). We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At September 30, 2023 and December 31, 2022, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense (recovery) for the three and nine months ended September 30, 2023, was approximately $0 and ($19,000), respectively. Bad debt expense for the three and nine months ended September 30, 2022 was approximately $96,000 and $109,000.  At September 30, 2023 and December 31, 2022, the reserve allowance for credit losses was $1,438,000 and $1,678,000, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable. Our reserve for obsolete inventory was $95,000 as of September 30, 2023 and December 31, 2022.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales. Amortization expense for the three and nine months ended September 30, 2023 was $0. Amortization expense for the three and nine months ended September 30, 2022 was $0 and $10,475, respectively.

Accounts Payable

As of September 30, 2023, two vendors accounted for approximately 52% of accounts payable. As of December 31, 2022, two vendors accounted for approximately 55% of accounts payable.

For the three and nine months ended September 30, 2023, two vendors accounted for 60% and 72% of cost of sales, respectively. For the three and nine months ended September 30, 2022, two vendors accounted for 68% and 66% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the condensed consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of September 30, 2023, and December 31, 2022, our warranty reserve was $30,000 and $68,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at September 30, 2023 and December 31, 2022.

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

Potentially dilutive securities as of September 30, 2023 consisted of 2,773,585 shares of common stock issuable upon exercise of outstanding warrants, 610,500 shares of common stock issuable upon vesting and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of September 30, 2022 consisted of 2,793,585 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Diluted net income or (loss) per share is computed similarly to basic net income or (loss) per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if such additional shares were dilutive. Options, warrants, and preferred stock of approximately 3.4 million and 3.3 million exercisable or convertible into shares of common stock were outstanding at September 30, 2023 and September 30, 2022, respectively, but were excluded from the computation of diluted net loss per share for each respective period due to the anti-dilutive effect on net loss per share.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2023	2022
SteraMist Product	$953,000	$1,435,000
Service and Training	517,000	325,000
Total	$1,470,000	$1,760,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2023	2022
United States	$1,271,000	$1,632,000
International	199,000	128,000
Total	$1,470,000	$1,760,000

Product and Service Revenue

	For the nine months ended September 30, (Unaudited)
	2023	2022
SteraMist Product	$4,501,000	$4,448,000
Service and Training	1,326,000	1,079,000
Total	$5,827,000	$5,527,000

Revenue by Geographic Region

	For the nine months ended September 30, (Unaudited)
	2023	2022
United States	$5,001,000	$4,336,000
International	826,000	1,191,000
Total	$5,827,000	$5,527,000

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

Contract Balances

As of September 30, 2023, and December 31, 2022, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The valuation methodology used to determine the fair value of options and warrants issued as compensation during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected term of the Company’s warrants has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” warrants. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock, par value $0.01 (the “Common Stock”) and does not intend to pay dividends on its Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best assessment.

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the nine months ended September 30, 2023 and 2022, we issued 60,000 and 51,750 shares of Common Stock, respectively, out of the 2016 Plan.

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

Long-Lived Assets Including Acquired Intangible Assets

                We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2023 and 2022.

Advertising and Promotional Expenses

                We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2023 were approximately $66,000 and $405,000, respectively. Advertising and promotional expenses included in selling expenses for the three and nine months ended September 30, 2022 were approximately $102,000 and $454,000, respectively.

Research and Development Expenses

                We expense research and development expenses in the period in which they are incurred. For the three and nine months ended September 30, 2023, research and development expenses were approximately $76,000 and $221,000, respectively. For the three and nine months ended September 30, 2022, research and development expenses were approximately $118,000 and $255,000, respectively.

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

                In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance. For public entities that qualify as a filer with the SEC, excluding entities eligible to be smaller reporting companies, ASU 2020-06 is effective for fiscal annual periods beginning after December 15, 2021, including interim periods within those fiscal years. For nonpublic entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 must be adopted as of the beginning of a company’s annual fiscal year. ASU 2020-06 may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition.  The Company adopted ASU 2020-06 on January 1, 2021. The adoption did not have an impact on our condensed consolidated financial statements.

                In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have an impact on our condensed consolidated financial statements.

NOTE 3. INVENTORIES

                Inventories consist of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
Finished Goods	$3,841,231	$3,929,000
Raw Materials	735,413	661,999
Inventory Reserve	(95,000)	(95,000)
Total	$4,481,644	$4,495,999

NOTE 4. VENDOR DEPOSITS

                At September 30, 2023 and December 31, 2022, we maintained vendor deposits of $89,860 and $447,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

                Property and equipment consist of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
Furniture and fixtures	$364,819	$364,819
Equipment	2,269,185	2,236,510
Vehicles	66,170	60,703
Computer and software	302,791	246,638
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,801,346	3,707,051
Less: Accumulated depreciation	2,663,059	2,371,720
Property and Equipment, net	$1,138,287	$1,335,331

For the three and nine months ended September 30, 2023, depreciation was $90,156 and $261,945, respectively for the three and nine months ended September 30, 2022, depreciation was $78,991 and $237,164, respectively for the three and nine months ended September 30, 2023 and 2022, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

                Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $3,773 and $11,312 for the three and nine months ended September 30, 2023, respectively. Amortization expense was $3,628 and $10,498 for the three and nine months ended September 30, 2022, respectively.

                Definite life intangible assets consist of the following:

	September 30, 2023 (Unaudited)	December 31, 2022
Intellectual Property and Patents	$3,108,063	$3,108,063
Less: Accumulated Amortization	2,894,212	2,882,892
Patents, net	$213,851	$225,171

                Indefinite life intangible assets consist of the following:

Trademarks	800,565	800,565

Total Intangible Assets, net	$1,014,416	$1,025,736

Approximate future amortization is as follows:

Year Ended:	Amount

October 1 – December 31, 2023	$3,750
December 31, 2024	15,000
December 31, 2025	15,000
December 31, 2026	15,000
December 31, 2027	15,000
Thereafter	150,101
Total	$213,851

NOTE 7. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commenced in December 2018 when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018 and the lease was amended in March 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. A 7% discount rate was determined using our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Operating lease right-of-use asset	$483,884	$528,996
Liabilities:
Current Portion of Long-Term Operating Lease	$112,460	$100,282
Long-Term Operating Lease, Net of Current Portion	672,510	761,132
Total Right of Use Liability	$784,970	$861,414

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended September 30, 2023 (Unaudited)	For the Three Months Ended September 30, 2022 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Nine Months Ended September 30, 2023 (Unaudited)	For the Nine Months Ended September 30, 2022 (Unaudited)

Operating lease expense	$117,986	$117,986

Other information related to leases where we are the lessee is as follows:

	September 30, 2023 (Unaudited)	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.25 years	6.00 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended September 30, 2023 (Unaudited)	For the Three Months Ended September 30, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$40,366	$39,191

	For the Nine Months Ended September 30, 2023 (Unaudited)	For the Nine Months Ended September 30, 2022 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$119,923	$116,430

As of September 30, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
October 1 – December 31, 2023	$40,366
December 31, 2024	165,098
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
Thereafter	219,571
Total minimum lease payments	950,647
Less: Interest	165,677
Imputed value of lease obligations	784,970
Less: Current portion	112,460
Long-term portion of lease obligations	$672,510

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	September 30, 2023	December 31,
	(Unaudited)	2022
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(125,704)
Capitalized Software Development Costs - net	$-	$-

Amortization expense for the three and nine months ended September 30, 2023, was $0. Amortization expense for the three and nine months ended September 30, 2022, was $0 and $10,475, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

                    In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

                    We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of September 30, 2023.  In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and nine months ended September 30, 2023 was $3,766 and $11,297, respectively.  Amortization expense for the three and nine months ended September 30, 2022 was $3,766 and $11,297, respectively.

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2023 and December 31, 2022, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of Common Stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2023 and December 31, 2022, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

Common Stock

In January 2022, we issued 51,750 shares of Common Stock valued at approximately $54,000 to members of our Board pursuant to our equity plan (see Note 12).

In January 2023, we issued 60,000 shares of Common Stock valued at approximately $51,000 to members of our Board pursuant to our equity plan (see Note 12).

Stock Options

In January 2022, we issued options to purchase 270,000 shares of Common Stock to Officers at an exercise price of $1.12 per share pursuant to an employment agreement. The options were valued at $297,766 and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by the Officers with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of Common Stock underlying the options was $1.03.

In January 2023, we issued options to purchase 175,000 shares of Common Stock to Officers at an exercise price of $0.85 per share pursuant to an employment agreement. The options were valued at $132,361 and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by Officers with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 5 years. The grant date fair value of each share of Common Stock underlying the options was $0.76.

In January 2023, we issued an option to purchase 35,000 shares of Common Stock to an employee at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $26,472 and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 5 years. The grant date fair value of each share of Common Stock underlying the options was $0.76.

The following table summarizes stock options outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)		December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	413,000	$1.65	143,000	$2.66
Granted	210,000	0.85	270,000	1.12
Exercised	-	-	-	-
Expired	(12,500)	0.96	-	-
Outstanding, end of period	610,500	$1.10	413,000	$1.65

Options outstanding and exercisable by price range as of September 30, 2023 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
Range	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.80	27,500	1.60	27,500	$0.80
$0.85	210,000	9.33	210,000	$0.85
$0.88	31,250	0.51	31,250	$0.88
$0.96	12,500	0.52	12,500	$0.96
$1.12	270,000	8.56	270,000	$1.12
$1.93	10,500	3.56	10,500	$1.93
$2.16	5,000	1.50	5,000	$2.16
$4.40	12,500	2.55	12,500	$4.40
$7.06	31,250	2.00	31,250	$7.06

	610,500	7.34	610,500	$1.10

Stock Warrants

The following table summarizes the outstanding common stock warrants as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)		December 31, 2022
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,792,335	$2.25	3,381,021	$2.22
Granted	-	-	-	-
Exercised	-	-	(31,250)	(0.21)
Expired	(20,238)	(1.73)	(557,436)	(2.23)
Outstanding, end of period	2,772,097	$2.25	2,792,335	$2.25

Warrants outstanding and exercisable by price range as of September 30, 2023 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	10.15	31,250	$0.64
$0.80	125,000	10.33	125,000	$0.80
$0.96	442,709	9.14	442,709	$0.96
$1.12	6,250	0.65	6,250	$1.12
$1.20	156,250	1.34	156,250	$1.20
$1.68	1,434,721	3.00	1,434,721	$1.68
$2.18	172,167	3.00	172,167	$2.18
$4.00	28,750	6.57	28,750	$4.00
$6.95	375,000	7.01	375,000	$6.95
	2,772,097	5.12	2,772,097	$2.25

There were no unvested warrants outstanding as of September 30, 2023.

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

Product Liability

As of September 30, 2022 and December 31, 2022, there were no claims against us for product liability.

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

For the nine months ended September 30, 2023, we issued an aggregate of 60,000 shares of Common Stock that were valued at approximately $51,000 to members of our Board.

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

Cloud Computing Service Contract

                In May 2020, we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount

July 1 - December 31, 2023	$-
December 31, 2024	30,000
December 31, 2025	-
Total	$30,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2023 (Unaudited)	December 31, 2022
Commissions	$401,258	$442,805
Payroll and related costs	159,926	136,000
Director fees	37,650	34,650
Sales Tax Payable	(926)	(1,351)
Accrued warranty (Note 14)	30,000	68,000
Other accrued expenses	46,459	48,599
Total	$674,367	$728,703

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

                The following table presents warranty reserve activities at:

	September 30, 2023 (Unaudited)	December 31, 2022
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	8,615	24,158
Settlement of warranty claims	(46,615)	(24,158)
Ending accrued warranty costs	$30,000	$68,000

NOTE 15. INCOME TAXES

For the three months ended September 30, 2023 and 2022, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of September 30, 2023 and December 31, 2022, we recorded a valuation allowance of $5,941,000 and $5,332,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

Three customers accounted for 55% of net revenue for the three months ended September 30, 2023. One customer accounted for 20% of net revenue for the three months ended September 30, 2022.

Three customers accounted for 32% of our revenue for the nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, one customer accounted for 16% and 14% of our gross accounts receivable, respectively.

NOTE 17. SUBSEQUENT EVENTS

On November 7, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “Notes”).  As of November 7, 2023, we issued and sold an aggregate of $2,600,000 of  Notes to certain Investors pursuant to the SPA.

The gross proceeds from the transaction are approximately $2,600,000, before deducting the Placement Agent’s fees and other estimated offering expenses.  We intend to use the net proceeds from this offering for working capital and other general corporate purposes. The initial closing of the Private Placement occurred on November 7, 2023.

The Notes are due on the fifth anniversary of the issuance date of the Notes and bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share.  In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness subject to certain exceptions.

The offer and sale of the Notes pursuant to the SPA was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and was exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

The SPA included customary representations, warranties and agreements by us, customary conditions to closing, indemnification obligations of the Company, certain other obligations of the parties and termination provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements are not guaranteeing future performance and the TOMI Environmental Solutions, Inc. (the “Company,” “TOMI,” “we,” and “our”) actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Annual Report”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The following MD&A should be read in conjunction with the Annual Report filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Quarterly Highlights

Business Update

During the third quarter of 2023, we continued to expand our sales channels and business development initiatives, collaborate with key customers, and diversified our product line to support our expanding customer base and the related utilization of our SteraMist technology. Our quarter-over-quarter revenue declined as a result of the timing of customer orders and the related revenue recognition in the current year period.

Subsequent to the close of the third quarter of 2023, we agreed to sell and issue convertible notes in a private placement in one or more closings up to an aggregate principal amount of $5,000,000. As of November 7, 2023, we sold and issued an aggregate of $2,600,000 to a group of institutional and accredited investors, most of whom are new investors in the company’s securities. The Notes contain no restrictive covenants or restrictions that may impose burdens or limitation on our operations. We intend to use the net proceeds from this offering for working capital, expansion of our existing Frederick facility and other general corporate purposes, including expanding our sales channels through the addition of distributors, outside sale representatives, internal sales staff, and external consultants.

During the third quarter of 2023, we partnered with Colcom, Inc. to offer our SteraMist iHP products as part of Colcom’s life sciences and healthcare portfolio of products.  With a combined 50 years of technical sales expertise, Colcom, Inc. joined forces with us under the leadership of Bridget Collins. Established in 1970, Colcom, Inc. is a trusted supplier of high-quality clinical and laboratory equipment. Given its established customer base and extensive expertise in the decontamination industry, this partnership will be mutually advantageous.

In August 2023, we entered into a business development consulting agreement with DAR, Inc., a company specializing in food safety and food processing spaces.  We anticipate the agreement will better position us in providing education to the food safety markets through the education of the advantages of the SteraMist platform of products and expand our sales channels as well as our customer bases on the food safety markets.

In September 2023, we entered into a sales representative agreement with Universal Disinfection to better facilitate growth in the European region in the commercial, aviation and life science markets.

In November 2023, we entered into a agreement with Patty Olinger the Founder of BEAMS, LLC who specializes in Public Health Preparedness. Patty is also a Director of Frontline Foundation dedicated to protecting American citizens from bioterror threats. In the past she was Assistant Vice President of the Office of Research Administration, and Executive Director of Environmental Health and Safety Office of Emory University Hospital System and most recently the Executive Director of Global Biorisk Advisory Council, a division of ISSA. Patty will assist to strengthen and expand the TOMI SteraMist Network and increase business development in the commercial market. Patty Olinger brings over 20 years’ experience establishing executive strategic vision and direction of large institutions and companies spanning multiple industries, including higher education, not-for-profit, healthcare, consultancy, hospitality, and pharmaceutical sectors.

Thus far in 2023, we have brought on and onboarded 8 distributors and 11 sales representatives which has expanded our presence domestically and on an international basis.  We anticipate the increased bandwidth of our internal and external sales channels will have a positive impact on our revenue as we close out our current year and heading into 2024.

                Our revenue for the nine months ended September 2023 was $5,827,000, which represents 5% growth over what we reported in the same prior year period.

                For the three months ended September 30, 2023, our iHP service revenue was $517,000, up 59% from the same prior year period.  Our iHP service revenue for the nine months ended September 30, 2023 was $1,326,000, representing 16% growth when compared to the same prior year period.  The increase in revenue was due to higher demand for iHP service revenue.

In August of 2023, Pfizer Rocky Mount engaged our iHP service team to conduct emergency decontamination within their facility, which suffered substantial damage due to a tornado.  Pfizer Rocky Mount has been a long-term, loyal client of TOMI, having commenced their utilization of SteraMist iHP Corporate Service in 2014. Since then, TOMI has been performing decontamination service twice a year during their facility's routine scheduled shutdowns and called on as necessary throughout the years.

As the market shifts to fully automatic disinfection and decontamination solutions, TOMI remains actively engaged in marketing and submitting bids for Custom Engineered Systems (“CES”) projects. We are also diligently working with existing outstanding potential purchasers while simultaneously building a robust pipeline for these long-term installations. Further, TOMI has expanded our bandwidth to meet the increasing demands for the product line, which includes the SteraMist Integration System for enclosures and have successfully navigated the challenges posed by the global supply chain issues.

During the third quarter of 2023, we delivered a three (3) applicator CES system to Ragon Institute of MGH, MIT and Harvard for implementation in their research and clinical lab located in Cambridge, MA.

We continue to collaborate with Cellares to integrate our patented technology into the innovative Cell Shuttle, a cutting-edge cell therapy manufacturing solution designed and produced by Cellares. The selection of SteraMist iHP technology brings unparalleled decontamination capabilities, thanks to its small micron particles, which provide distinct advantages in terms of efficacy and safety compared to other commercially available decontamination methods. This strategic integration enhances the overall performance and reliability of the Cell Shuttle, ensuring comprehensive and efficient decontamination processes.

To date, we have received 15 orders for CES systems. With the successful completion of each project, our iHP technology is rapidly gaining popularity as the preferred decontamination solution for pharmaceutical and biotech companies. Further, as we continue to install our technology in new CES projects, the product line evolves into a comprehensive turnkey solution.

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

In the third quarter of 2023, we introduced two new products, the SteraMist

Hybrid and SteraMist Transport, to support its ongoing commitment to providing superior disinfection decontamination solutions for our growing customer base.

In August 2023, we announced the completion of a study funded by the United States Department of Agriculture (“USDA”) and the National Institute of Food and Agriculture (“NIFA”) which demonstrated SteraMist iHP as an effective treatment of deformed wing virus (“DWV”) contaminated hive substrates.

We remained active in our marketing initiatives and attended and presented our SteraMist brand of products at the following tradeshows: The Experience Convention and Tradeshow, National Cancer Institute/Frederick Lab – Tech Showcase, NCAB AALAS Seminar, OR Manager, EMS World and Vizient Connections Summit.

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

The SteraMist Hybrid, an integral component of the SteraMist Environment System, SteraMist Hybrid is designed with capabilities to communicate with a facility.  The system is strategically positioned in a centralized location of the facility through a docking station and features our newly designed permanently mounted stainless steel applicators.

Recently, TOMI successfully installed the first SteraMist Hybrid at Indigo Pharmaceutical, Inc.’s existing research facility, which selected the SteraMist Hybrid because it met the client’s strict delivery timeline while adhering to the facility's budget constraints. We remain in specification discussions with Indigo for a Custom Engineered System for a future site dedicated to injectibles.

The SteraMist Transport has seen positive reception of its SteraMist Transport unit, an all-in-one dual voltage fogging product designed to treat a wide variety of vehicle sizes with an application time of only 20 minutes per 1,000 cubic foot. The initial batch of this innovative product is currently in a soft launch phase and has been sold this quarter for live practical assessment with an existing international customer.

The Select Plus (“Select Plus”)is a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will provide enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. We expect the implementation of this product and our patented non-corrosive iHP technology to replace the number one competitor in this marketplace, which uses an extremely harsh chemical.

All SteraMist systems will remain important to the marketplace as they are designed for specific needs and budgets. The Select Surface Unit performs most of the functionality that the Select Plus offers and is priced at a lower cost, although Select Plus will provide additional options that are appealing to certain customers, such as laboratory and pharmaceutical companies. The SteraPak is a more cost-effective product and designed for residential and commercial real estate including large buildings and public space, any area that needs quick consistent disinfection. We believe there are many new and existing clients that are interested in the SteraPak due to the cost and mobility.

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

Overview

The Company is a global bacteria decontamination and infectious disease control company, providing environmental solutions for indoor air and surface decontamination through the manufacturing, sales, service and licensing of our SteraMist® brand of products, including SteraMist® BIT™, a low percentage (7.8%) hydrogen peroxide-based fog or mist that uses Binary Ionization Technology (“BIT™”). Our solution and process are environmentally friendly as the only by-product from our decontamination process is oxygen and humidity. Our solution is organic and is listed in Canada as a sustainably green product with no or very little carbon footprint. Most of our competitors in the disinfection space leave significant by-products and are corrosive. SteraMist is not corrosive, and it does not damage equipment or facilities.

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

We continue to offer our customers a wide range of innovative mobile products designed to be easily incorporated into their existing disinfection and decontamination procedures and protocols. Our SteraPak, among other product lines, will allow us to progress further into the market share, specifically for our Life Science, Hospital-HealthCare, TSN, and Commercial divisions. Additionally, we offer integrated facility equipment installations known as CES, routine & emergency iHP Corporate Service, essential training packages, validations and qualifications, and onsite performance maintenance requests.

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

TOMI’s iHP service department continues to grow with new and existing customers in several divisions. In the life science sector, TOMI’s iHP service department has kept its relationships with large pharmaceuticals, such as Pfizer and ThermoFisher, as well as adding several smaller life science companies, like ForDoz and Lonza, to a regular decontamination schedule. In addition to these productions’ facilities, TOMI has treated four (4) BSL-3 research laboratories in all parts of the country within the last two months (UNM/UNC/Bioqual/Scripps). The food safety department steadily gains traction as several plant/produce companies have expressed interest as new and emerging bacteria, toxins, and fungi hamper production. Finally, the commercial division is a stable source of revenue for TOMI and its service network who are routinely treating public facilities after man-made and natural disasters.

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

The “TSN” division is addressing the cleaning protocols that have changed permanently due to the COVID-19 pandemic, and our network is expected to play a significant role in facilitating and maintaining these protocols throughout the United States and Canada. The urgency for emergency disinfection services is starting to pick up due to employees returning to work and the increasing number of contagious variants becoming more of a world concern. Our education and support of such services that TOMI personnel provide to our members creates an advantage by maintaining strong business relationships while they service thousands of SteraMist® customers, and the world returns to the new normal which will always focus on emerging pathogens.

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

Business Highlights and Recent Events

Revenues:

Total revenue for the nine months ended September 30, 2023, and 2022, was $5,827,000 and $5,527,000, respectively, representing an increase of $300,000, or 5% compared to the same prior year period. The increase in revenue was attributable to higher SteraMist product and service revenues.

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

2023 Events:

On August 3, 2023, we announced a collaboration with Cellares to integrate its SteraMist ionized Hydrogen Peroxide (iHP) technology into a cutting edge new cell therapy manufacturing solution, the Cell Shuttle, designed and produced by Cellares.

On August 14, 2023, we announced that Pfizer Rocky Mount has engaged TOMI's iHP Corporate Service to conduct emergency decontamination within their facility, which suffered substantial damage due to a recent tornado.

On September 5, 2023, we announced the completion of a study funded by the USDA and NIFA which demonstrated SteraMist iHP as an effective treatment of deformed wing virus (DWV) contaminated hive substrates.

On September 13, 2023, we announced the expansion of our distribution channels with Avantor ® (NYSE: AVTR), a Fortune 500 company and a leading supplier of mission-critical products and services.

On September 13, 2023, we announced that we partnered with Colcom, Inc. to offer SteraMist iHP products as part of Colcom’s life sciences and healthcare portfolio of products.

On September 29, 2023, we announced the roll  out two new products, the SteraMist Hybrid and SteraMist Transport, to support its ongoing commitment to providing superior disinfection decontamination solutions for its growing customer base.

Research Studies and Publications:

TOMI continues to be active in the global market, using registrations to expand sales opportunities. Currently, TOMI is in the registration process for India, and renewal to meet new requirements in the Philippines. Both markets offer excellent potential due to interest in the TOMI suite of disinfection and decontamination solutions.

In the third quarter of 2023, we completed of a study funded by the USDA and the NIFA which demonstrated SteraMist iHP as an effective treatment of deformed wing virus (DWV) contaminated hive substrates.

The study aimed to determine if the use of cold plasma ionized hydrogen peroxide (iHP) can reduce the infectivity of DWV to naïve honey bee pupae. Deformed wing virus (DWV) is a widespread pathogen of Apis mellifera (Western and European) honey bees and contributes to the collapse of established honey bee colonies. Widespread colony collapse could result in a significant decline in the diversity of fresh produce and substantially impact human nutrition on a global scale. Honey bees become infected by interacting with DWV-contaminated beeswax in the hive and it is of critical importance for the USDA and NIFA to identify a non-toxic, quick, and effective disinfection system capable of deactivating latent DWV on hive substrates.

The study utilized a SteraMist Environment System along with TOMI’s Binary Ionization Technology (BITTM) solution which was passed through a nozzle that generated an ultra-fine 0.05 – 3-micron particle mist. The mist was then ionized by cold plasma generated between two pin electrodes for a 15-minute application time on aliquots or sub-sample of a larger whole of phosphate-buffered saline solution either with or without deformed wing virus (DWV). The aliquots were then injected into naïve honey bee pupae, which were allowed to progress for three days prior to DWV content analysis.

The findings confirmed the efficacy of iHP as a fast and effective method for pathogen decontamination of deformed wing virus in honey bee substrate. The development of infection in honey bees injected with DWV-positive aliquots treated with ionized hydrogen peroxide (iHP) was statistically significantly reduced compared to the infection levels in honey bees injected with the DWV-positive aliquots without SteraMist treatment. Additionally, iHP treatment was found to achieve higher levels of DWV inactivation at a substantially shorter treatment duration when compared to ethylene oxide treatment or gamma irradiation. SteraMist’s non-toxic properties provide further environmental advantages as ethylene oxide and gamma irradiation have potential risks, including toxicity to users and harmful byproducts. Treatment of DWV-contaminated hive substrates with iHP, even with honeybees present, may be an effective way to decrease the impacts of DWV infection on honey bees.

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

Recent SteraMist food safety customers and partners are conducting further studies to prove SteraMist in the industry. Soli Organic Inc., one of the nation’s largest commercial indoor organic growing companies, obtained multiple SteraMist systems to protect their controlled indoor growing food process from costly fungus, Botrytis. The combination of all SteraMist systems purchased will be used daily, on a continuous cycle, to disinfect everything from seed trays that the soil and plants sit in to the plants themselves.

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

Our portfolio includes more than twenty-four (24) Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained three related United States utility patents, giving us protection of our technology until the year 2038. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Europe, Singapore, New Zealand, and, currently pending, in the UK, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, New Zealand, Australia and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on thirty-two (32) separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in a new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. In particular, our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of today, we have over two hundred trademarks or trademark applications, (word and/or logo) registered or pending across the globe. TOMI registers marks in eight (8) classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, Class 40 for Chemical Decontamination and Manufacturing Services, and Class 41 for Providing Education Training and information related to biological and bacterial decontamination services. Recently, we have expanded our trademark protection into India.

Financial Operations Overview

                Our financial position as of September 30, 2023 and December 31, 2022, respectively, was as follows:

	September 30, 2023 Unaudited	December 31, 2022
Total shareholders’ equity	$9,481,000	$11,448,000
Cash and cash equivalents	$1,411,000	$3,867,000
Deferred Revenue	$-	$700,000
Accounts receivable, net	$2,368,000	$2,772,000
Inventories	$4,482,000	$4,496,000
Prepaid expenses	$442,000	$338,000
Vendor Deposits	$90,000	$447,000
Other Receivables	$164,000	$164,000
Current liabilities – Excluding Deferred Revenue	$2,036,000	$2,591,000
Long-term liabilities	$673,000	$761,000
Working Capital	$6,921,000	$8,844,000

During the nine months ended September 30, 2023, our debt and liquidity positions were affected by the following:

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Revenue, Net	$1,470,000	$1,760,000	$(290,000)	$5,827,000	$5,527,000	$300,000
Gross Profit	809,000	1,071,000	(262,000)	3,450,000	3,413,000	37,000
Total Operating Expenses (1)	1,710,000	1,725,000	(15,000)	5,629,000	5,589,000	40,000
Income (Loss) from Operations	(901,000)	(654,000)	(247,000)	(2,179,000)	(2,176,000)	(3,000)
Total Other Income (Expense)	-	-	-	1,000	1,000	-
Provision for (benefit from) Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$(901,000)	$(654,000)	(247,000)	$(2,178,000)	$(2,175,000)	(3,000)
Basic Net Income (Loss) per share	$(0.05)	$(0.03)	$(0.01)	$(0.11)	$(0.11)	$0.00
Diluted Net Income (Loss) per share	$(0.05)	$(0.03)	$(0.01)	$(0.11)	$(0.11)	$0.00

•         Net cash used in operations of approximately $2,362,000.

Results of Operations for the Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022:

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Sales, net	$1,470,000	$1,760,000	$(290,000)	$5,827,000	$5,527,000	$300,000

Revenue

Total revenue for the three months ended September 30, 2023 and 2022, was $1,470,000 and $1,760,000, respectively, representing a decrease of $290,000 compared to the same prior year period. For the nine months ended September 30, 2023 and 2022, our total revenue was $5,827,000 and $5,527,000, respectively, representing an increase of $300,000, compared to the same prior year period.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic has ended, we are implementing new strategies to generate demand for our products and services to address the post COVID-19 pandemic market opportunities.

Product and Service Revenue

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
SteraMist Product	$953,000	$1,435,000	$(482,000)	$4,501,000	$4,448,000	$53,000
Service and Training	517,000	325,000	192,000	1,326,000	1,079,000	247,000
Total	$1,470,000	$1,760,000	$(290,000)	$5,827,000	$5,527,000	$300,000

SteraMist Product-based revenues for the three months ended September 30, 2023 and 2022, were $953,000 and $1,435,000, representing a decrease of $482,000 when compared to the same prior year period. The decline in revenue was attributable to the lower equipment revenue in the current year period as a result of the timing of customer orders and the related revenue recognition.

SteraMist Product based revenues for the nine months ended September 30, 2023 and 2022, were $4,501,000 and $4,448,000, representing an increase of $53,000 when compared to the same prior year period. The increase in product-based revenue was attributable to higher equipment sales which were recognized into revenue in the current year period.

Our service-based revenue for the three months ended September 30, 2023 and 2022, was $517,000 and $325,000, respectively, representing an increase of $192,000.  For the nine months ended September 30, 2023 and 2022, our service-based revenue was $1,326,000 and $1,079,000, representing an increase of $247,000 when compared to the same prior period in 2022.  The increase in service revenue was due to higher demand in the current year period.

Revenue by Geographic Region

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
United States	$1,271,000	$1,632,000	$(361,000)	$5,001,000	$4,436,000	$565,000
International	199,000	128,000	71,000	826,000	1,191,000	(365,000)
Total	$1,470,000	$1,760,000	$(290,000)	$5,827,000	$5,627,000	$200,000

Our domestic revenue for the three months ended September 30, 2023 and 2022 was $1,271,000 and $1,632,000, respectively, a decrease of $361,000, when compared to the same prior year period. For the nine months ended September 30, 2023 and 2022, our domestic revenue was $5,001,000 and $4,436,000, representing an increase of $565,000 when compared to the same prior period in 2022.  Our domestic product-based revenue increased due to higher domestic demand for our equipment and iHP services.

Internationally, our revenue for the three months ended September 30, 2023 and 2022, was approximately $199,000 and $128,000, respectively, representing an increase of $71,000 when compared to the same prior year period. For the nine months ended September 30, 2023 and 2022, our international revenue was $826,000 and $1,191,000, representing a decline of $365,000 when compared to the same prior period in 2022.  The decline in international sales is due to the timing of orders placed by distributors and the timing and onboarding of new foreign distributors.

Cost of Sales

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Cost of Sales	$661,000	$689,000	$(28,000)	$2,376,000	$2,114,000	$262,000

Cost of sales was $661,000 and $689,000 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $28,000, compared to the prior year. The decrease in cost of sales was primarily due to the lower sales. Our gross profit as a percentage of sales for the three months ended September 30, 2023 was 55% compared to 61% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Cost of sales was $2,736,000 and $2,114,000 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $262,000, compared to the prior year. The primary reason for the increase in cost of sales is attributable to higher revenue in the current period. Our gross profit as a percentage of sales for the nine months ended September 30, 2023 was 59% compared to 62% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Professional Fees

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Professional Fees	$208,000	$106,000	$102,000	$457,000	$392,000	$65,000

                Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

                Professional fees were $208,000 and $106,000 for the three months ended September 30, 2023 and 2022, respectively, an increase of approximately $102,000, in the current year period. The increase in professional fees was due to the timing of recurring legal fees incurred in connection with our current year proxy and shareholder meeting in the current year period.

                Professional fees were $457,000 and $392,000 for the nine months ended September 30, 2023 and 2022, respectively, an increase of approximately $65,000, in the current year period. The increase in professional fees was due to the timing of recurring legal fees incurred in connection with our current year proxy and shareholder meeting in the current year period.

Depreciation and Amortization

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Depreciation and Amortization	$94,000	$83,000	$11,000	$273,000	$248,000	$25,000

Depreciation and amortization were approximately $94,000 and $83,000 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of $11,000.

Depreciation and amortization were approximately $273,000 and $248,000 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of $25,000.

The increase in depreciation expense is due to a higher amount of fixed assets being depreciated in the current year periods when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Selling Expenses	$283,000	$365,000	$(82,000)	$1,161,000	$1,272,000	$(111,000)

Selling expenses for the three months ended September 30, 2023 were approximately $283,000, as compared to $365,000 for the quarter ended September 30, 2022, representing a decrease of approximately $82,000. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives and lower tradeshow costs incurred in the current year period.

Selling expenses for the nine months ended September 30, 2023 were approximately $1,161,000, as compared to $1,272,000 for the quarter ended September 30, 2022, representing a decrease of approximately $111,000. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives.

Research and Development

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Research and Development	$76,000	$118,000	$(42,000)	$221,000	$255,000	$(34,000)

Research and development expenses for the three months ended September 30, 2023 were approximately $76,000, as compared to $118,000 for the quarter ended September 30, 2022, representing a decrease of approximately $42,000. The decline in research and development expenses is due to the timing projects that occurred in the prior period which did not recur in the same current year period.

Research and development expenses for the nine months ended September 30, 2023 were approximately $221,000, as compared to $255,000 for the quarter ended September 30, 2022, representing a decrease of approximately $34,000. The decline in research and development expenses is due to the timing projects that occurred in the prior period which did not recur in the same current year period.

Consulting Fees

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
Consulting Fees	$44,000	$43,000	$1,000	$189,000	$146,000	$43,000

Consulting fees were $44,000 and $43,000 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of $1,000, in the current quarter period.

Consulting fees were $189,000 and $146,000 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of $43,000, in the current quarter period. The increase is due to the timing of certain projects and consulting engagements that occurred in the current year that did not occur in the same prior year period.

General and Administrative Expense

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2023	2022		$2023	2022	$
General and Administrative	$1,005,000	$1,009,000	$(4,000)	$3,329,000	$3,277,000	$52,000

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expenses were $1,005,000 and $1,009,000 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $4,000 in the current period.

General and administrative expense was $3,329,000 and $3,277,000 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $52,000 in the current period. The increase in general and administrative expenses was attributable to higher headcount and the related wage and employment expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of approximately $1,411,000 and working capital of $6,921,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

On November 7, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 (the “Notes”).  As of November 7, 2023, we issued and sold an aggregate of $2,600,000 of Notes to certain Investors pursuant to the SPA.

The gross proceeds from the transaction are approximately $2,600,000, before deducting the placement agent’s fees and other estimated offering expenses.  We intend to use the net proceeds from this offering for working capital and other general corporate purposes. The initial closing of the Private Placement occurred on November 7, 2023.

The Notes are due on the fifth anniversary of the issuance date of the Notes and bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share.  In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness subject to certain exceptions.

For the nine months ended September 30, 2023 and 2022, we incurred losses from operations of ($2,178,000) and ($2,176,000), respectively. Cash used in operations for the nine months ended September 30, 2023 and 2022 was ($2,362,000) and ($929,000), respectively.

A breakdown of our statement of cash flows for the nine months ended September 30, 2023 and 2022 is provided below:

	For the nine months ended September 30,
	2023	2022
Net Cash Provided By (Used) in Operating Activities	$(2,362,000)	$(929,000)
Net Cash Used in Investing Activities	$(94,000)	$(78,000)
Net Cash Provided by Financing Activities:	$-	$25,000

Operating Activities

Cash used in operations for the nine months ended September 30, 2023 and 2022 was $2,362,000 and $929,000, respectively. The increase was attributable to the lower accounts payable due to the timing of payments to vendors and a decline in deferred revenue in the current year period.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $94,000 and 78,000, respectively. The increase was attributable to increased equipment, computer and software purchased in the current year period.

Financing Activities

Cash provided by financing activities for nine months ended September 30, 2023 and 2022 was $0 and $25,000, respectively.

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

Contract Balances

As of September 30, 2023, and December 31, 2022 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

                We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the nine months ended September 30, 2023 and 2022.

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

                In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance. For public entities that qualify as a filer with the SEC, excluding entities eligible to be smaller reporting companies, ASU 2020-06 is effective for fiscal annual periods beginning after December 15, 2021, including interim periods within those fiscal years. For nonpublic entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 must be adopted as of the beginning of a company’s annual fiscal year. ASU 2020-06 may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition.  The Company adopted ASU 2020-06 on January 1, 2021. The adoption did not have an impact on our condensed consolidated financial statements.

                In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have an impact on our condensed consolidated financial statements.

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2022, as filed with the SEC on March 16, 2023.   Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Annual Report. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

To the best of the Company’s knowledge during the fiscal quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 14, 2023	By:	/s/ Halden S. Shane
Halden S. Shane
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Nick Jennings
Nick Jennings
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
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

