Form 10-K
period 2023-12-31
TOMI Environmental Solutions, Inc.
filed 2024-04-01
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,612,000, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on such date.

As of March 28, 2024, the registrant had 19,955,205 shares of common stock outstanding.

Documents incorporated by reference

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

PART I

Item 1. BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI,” “we,” “our,” or the “Company”) is a global leader in bacteria decontamination and infectious disease control, offering environmentally friendly solutions for indoor air and surface disinfection and decontamination. Our flagship product, SteraMist, uses our patented and registered Binary Ionization Technology (“BIT”) to deliver a low-percentage (7.8%) hydrogen peroxide-based fog or mist to affect all indoor environments and surface areas.

Developed under a grant from the United States Defense Advanced Research Projects Agency (“DARPA”), SteraMist generates ionized Hydrogen Peroxide (“iHP”) using cold plasma science. BIT transforms a sole active ingredient hydrogen peroxide solution into iHP through a high voltage atmospheric cold plasma arc, producing submicron to 3-micron hydroxyl radical particles that effectively treat surfaces and environments with the same velocity and characteristics of a gas. Our innovative and novel process ensures eradication of pathogens with a 6-log (99.9999%) and greater kill rate, effectively leaving no harmful by-products lingering in the treated area. SteraMist’s innovative methodology, inspired from atmospheric chemistry, not only guarantees effectiveness but also maintains a commitment to environmental sustainability by ensuring the only by-product from the process is oxygen and humidity, a complete package of benefits unmatched in its industry.

We owe our success to the collaborative efforts of Titan Defense and DARPA who uncovered a superior technology that mimics nature’s cleansing mechanism, bringing this natural phenomenon indoors providing a competitive edge that exceeds the capabilities of our competition in the healthcare disinfection, life sciences decontamination, and food safety sanitization markets.

The Science Behind the Technology

Introducing a revolutionary approach to disinfection and decontamination, our technology offers a streamlined and effective solution. By harnessing the power of atmospheric chemistry, our process converts 7.8% hydrogen peroxide into a plasma-generated hydroxyl radical, achieving a 6-log and greater kill of pathogens leaving only oxygen and humidity as by-products. It’s a simple yet effective solution that sets a new standard for global cleaning disinfection decontamination practices.

BIT technology was initially developed in response to weaponized anthrax spore attacks, and detailed testing performed by DARPA demonstrated the success of the technology in neutralizing chemical warfare agents. BIT, a TOMI patented process aerosolizes and activates a low concentration hydrogen peroxide solution, producing a fine aqueous mist (0.3-3 um in diameter) that contains a high concentration of hydroxyl radicals (“.OH”).  The .OH damages pathogenic and resistant organisms (such as bacteria, bacteria spores, viruses, mold spores, other fungi, and yeast) via oxidation of proteins, carbohydrates, and lipids and rendering the building blocks of nature’s amino acids, DNA and RNA inactive – leading to complete cellular disruption.

The unique alteration of the chemistry occurs only once BIT solution passes through the atmospheric cold plasma arc, which causes the breaking of the double bond of a hydrogen peroxide molecule and results in an .OH hydroxyl radical known as iHP. This patented process allows these hydroxyl radicals to exist in high concentrations without rapidly recombining and losing reactivity, while seeking all surfaces within the proximity of the resulting mist or fog.

TOMI has and continues to adapt this innovative technology into an everyday solution for use by multiple industries. Under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), we are mandated to register our disinfectants with the Environmental Protection Agency (“EPA”) and specific state regulatory bodies. SteraMist BIT was EPA-registered (#90150-2) in June 2015 as a hospital-healthcare and broad-spectrum surface disinfectant for misting/fogging applications. We achieved a cutting-edge claim on the EPA label and was coined as the first equipment + solution combination hospital-healthcare disinfectant on the market and maintain the claim as the only EPA Registered Solution + Equipment combination that provides the unique technology of hydrogen peroxide ionization.

Today our EPA registered BIT solution is manufactured at an EPA-registered solution blender and our product performance is supported by Good Laboratory Practice (“GLP”) efficacy data which includes mold control and air/surface remediation with claims to combat Staphylococcus, Pseudomonas, MRSA, Salmonella, H1N1, Clostridium difficile spores, and Norovirus. In March 2020, our EPA label was updated to include claims against Emerging Viral Pathogens, meeting criteria for both Enveloped and Large Non-enveloped viruses. In 2021, SteraMist BIT 0.35% hydrogen peroxide received its EPA registration (#90150-3), and on June 2, 2022, SteraMist was added to its seventh EPA’s List, List Q for combating rare or novel viruses like Monkeypox virus and SARS-CoV-2 variants causing COVID-19.

TOMI continuous to build its portfolio of feasibility studies with renowned and trusted partners.  In 2023, the U.S. Department of Defense’s BSAT Biorisk Program Office and the Department of Homeland Security’s Science and Technology Directorate’s Plum Island Animal Disease Center published a report demonstrating that iHP is an effective tool for decontamination of biological toxoids and dangerous pathogens that may disrupt our world. We maintain registrations in all 50 states, Washington D.C., Canada, and approximately 40 other countries. These endorsements signify our commitment to safeguarding our world against any potential threats.

Our Customers

We empower our customers to create a healthier and safer world by offering innovative products and services spanning life sciences, healthcare, food safety, and everyday visited facilities. Our comprehensive solutions encompass a range of capital equipment and services, from mobile sprayers and foggers to fully automated installed systems, alongside routine and emergency deployment, qualification, and validation procedures. We also operate across diverse sectors such as Life Sciences, Hospital-Healthcare, Food Safety, and everyday buildings visited by people, and provide the option for routine and emergency treatment through our service provider membership, the TOMI Service Network (“TSN”).

Our revenue is derived from a variety of industry groups. The life-science industry’s growth trajectory is fueled by various factors including global demographic trends, technological advancements, regulatory requirements, and economic influences. In hospital-healthcare, the rising concern over hospital-acquired infections, coupled with increasing demand for medical procedures and efficiency improvements, drives a demand for our products and services. Food safety regulations mandate strict sanitation practices in food handling and processing facilities to ensure the production of safe and hygienic food products. Sanitation plays a critical role in preventing contamination and the spread of foodborne illnesses. Regulations typically outline requirements for cleaning and disinfecting food contact surfaces, equipment, utensils, and facilities to remove dirt, debris, and harmful microorganisms.

It is imperative to emphasize the importance of a proactive approach, particularly in disinfection and decontamination. Investing in advanced technology should not solely be reactive to crises but should be seen as an integral part of a robust risk management strategy for any business. At TOMI, we are dedicated to modernizing operational efficiencies across diverse industries, including life sciences, hospital-healthcare, food safety, hospitality, and emergency service sectors.

By integrating SteraMist iHP technology into facilities now, we not only mitigate existing risks but also strengthen defenses against future challenges the world may face. Establishing a culture of safety and hygiene through routine cleaning disinfection protocols employers instill confidence among their patients, researchers, employees, students, emergency responders - showcasing a commitment to the well-being of everyone. Our system and support team stand ready to provide a solution that ensures a consistently safe and sterile environment, bolstering day-to-day safety maintenance and preventing the escalation of potential health hazards.

Validated and proven effective, SteraMist is being used throughout the world and has been demonstrated to reduce certain resistant problem organisms, such as bacterial spores, Vancomycin-resistant Enterococcus (“VRE”), Clostridium difficile, Middle East Respiratory Syndrome (“MERS”), Ebola (“Ebola”) and SARS CoV-2 the virus that causes COVID-19.

We now provide a wide array of products and services customized to meet the unique operational needs of our global clientele, providing a customizable approach to our customers and elevating their overall performance.

In 2023, TOMI expanded its network of international distributors and partnered for the first time with distributors domestically.  Our distribution network spans across the Life Sciences, Hospital-Healthcare, Food Safety, and Commercial industries. This effort along with maintaining our key current Independent Manufacturing Representatives is aimed to enhance revenue and increase brand awareness. Moving forward, we anticipate substantial benefits from these distributor groups, paving the way for growth and success in the years ahead.

We tackle critical global challenges, delivering real results that reflect our dedication to making a positive impact on employees, customers, investors, and the communities we serve. In an industry full of archaic methods and publicized technology, gaining acceptance from all stakeholders is a lengthy process. Today, our impressive roster of clients includes Tower Health, Novant Health, Pfizer, Merck, Fresenius Kabi, DKI, First Onsite, Fleet, Nestle Purina, Simplot, Perdue, and various government agencies such as the National Institutes of Health (“NIH”) and United States Department of Agriculture (“USDA”).  The Company is equipped for when these esteemed organizations prioritize expanding their use of SteraMist iHP. As an example, the Department of Homeland Security’s Science and Technology Directorate budget overview for FY 2025 has budgeted for 16 of TOMI’s Environment units for the decommissioning of Plum Island’s labs. Not only does this signify significant growth for our Company, but it aligns with our corporate mission: Innovating for a Safer World.

Industries & Market Segments

SteraMist products are designed to address a wide spectrum of industries using iHP. Our operations consist of five main divisions based on our current target industries: Life Sciences, Hospital-HealthCare, TSN, Food Safety, and Commercial.  Launched in sequential order as listed to either strategically address the needs and/or ensure compliance with the specific regulations governing each industry segment.

Life Sciences

SteraMist iHP is designed to be tailored to provide a complete solution to address the regulatory inspections of disinfecting/decontaminating and Installation Qualification (IQ)-Operational Qualification (OQ)–Performance Qualification (PQ) validation processes within the life sciences industry.

The life sciences sector demands rigorous decontamination procedures to ensure the integrity and safety of pharmaceutical products, medical devices, and research environments. With the evolving landscape of the pharmaceutical market, there is an increasing demand for fully automated decontamination products that offer quick turnaround times to minimize downtime and expedite production cycles.

The life sciences industry was among the first to embrace the Company’s innovative decontamination solutions, recognizing the limitations of traditional methods and effects on progress. Our current portfolio of life science customers, including Fortune 100 companies has been able to overcome the constraints imposed by outdated practices, paving the way for enhanced efficiency, safety, and productivity in their operations. Their early adoption of our SteraMist iHP lays a solid foundation for our future expansion. By demonstrating the effectiveness and value in a highly regulated and demanding sector, we establish credibility and trust that can facilitate broader adoption across other facilities, companies, and even industries.

The insights gained from working closely with life sciences companies also inform our product development and service offerings, enabling us to better meet the evolving needs of markets. In today’s pharmaceutical market, characterized by rapid innovation, stringent regulatory requirements, and global competition—efficiency and speed are paramount. Pharmaceutical companies, including Contract Development and Manufacturing Organizations (“CDMO”), are under pressure to streamline their operations while maintaining high standards of quality and compliance.

According to industry statistics, the global pharmaceutical market is projected to grow steadily, with emerging markets playing an increasingly significant role in driving growth. As their operations expand globally, there is a growing need for decontamination solutions that can deliver consistent fast results across the dynamic and ever-changing landscape of manufacturing and production facilities and research laboratories.

By offering fully automated products and services tailored to the unique requirements of pharmaceutical manufacturers and CDMOs, TOMI aims to support their efforts in maintaining the highest standards of quality, safety, and efficiency on a global scale.

 Hospital-Healthcare

TOMI focuses on the Hospital-Healthcare Market by providing high quality of safety to patients and personnel by disinfecting operating rooms, pharmacies, ambulances, and emergency environments throughout a healthcare facility.

Healthcare facilities worldwide should prioritize disinfection to mitigate the risk of healthcare-associated infections (“HAI”), enhance patient safety, and maintain a sterile environment conducive to healing. According to the World Health Organization, HAIs affect millions of patients globally each year, leading to prolonged hospital stays, increased healthcare costs, and deaths.

In 2024, it’s estimated that approximately 7-10% of patients admitted to healthcare facilities worldwide will acquire at least one HAI during their stay. This translates to millions of cases annually, with significant economic burdens and human costs. Furthermore, the emergence of antimicrobial-resistant pathogens poses a growing threat, exacerbating the challenge of infection control in healthcare settings.

Effective disinfection measures, including the use of advanced technologies like SteraMist, are essential for reducing the incidence of HAIs and safeguarding patient health. By implementing rigorous disinfection protocols, healthcare facilities can significantly reduce the risk of infections, improve patient outcomes, and promote public health, but may also reduce healthcare costs and enhances the overall quality of care provided.

TOMI will intensify its efforts to penetrate the healthcare market by forging strategic partnerships and advocating for the adoption of advanced disinfection technologies. By collaborating with key stakeholders, including healthcare providers, facility managers, group purchasing organizations (“GPO”) like Vizient and regulatory bodies, we can promote the integration of SteraMist as a complementary solution to manual cleaning practices. Emphasizing the efficiency, efficacy, and cost-effectiveness of SteraMist in eliminating pathogens and reducing the risk of healthcare-associated infections will be essential in gaining traction in the market. Additionally, investing in targeted marketing campaigns and educational initiatives to raise awareness about the benefits of automated disinfection processes can help overcome resistance to change and accelerate market penetration.

TOMI Service Network (“TSN”)

TSN is an expansive network consisting of professionals who are exclusively licensed and trained to use the SteraMist products. With the purchase of SteraMist and joining TSN, TOMI trains and services a wide array of professional remediation companies in the use of SteraMist throughout the TSN division. TSN allows for increased accessibility and brand awareness of iHP services to facilities in need of local routine and emergency disinfection and decontamination.

The TSN addressed many cleaning protocols that changed permanently due to the COVID-19 pandemic, and our network plays a significant role in facilitating and maintaining these protocols. COVID-19 highlighted the limitations of reactive approaches to cleanliness and hygiene. Recognizing this, TOMI is now championing a proactive approach to disinfection. While the pandemic may have initially spurred reactive measures, we are advocating for a shift towards proactive, ongoing disinfection protocols.

Through consistent and persistent efforts, we are slowly but steadily changing minds across all industries that individuals interact with in their daily lives. By emphasizing the importance of maintaining clean and safe environments as a preemptive measure providing long-term benefits of proactive disinfection in ensuring the health and well-being of their employees, customers, and communities, rather than merely reacting to immediate threats, we are promoting a culture of preventive healthcare via our TSN.

Food Safety

Every day there are news articles around the world pertaining to the contamination of food supply. Unsafe food containing harmful bacteria, viruses, parasites, or chemical substances causes more than 200 diseases. It also creates a vicious cycle of disease and malnutrition, particularly affecting infants, young children, elderly and the sick. With the global population explosion, severe worldwide avian flu pandemics resulting in the unnecessary culling of bird flocks, unusually high number of accidents resulting in the destruction of dozens of storages, packing and processing food plants, in the U.S. alone, we anticipate an increase in the demand for a mechanical way to sanitize the food supply. TOMI, in cooperation with the USDA, demonstrated that our technology offers a consistent, quick, and effective solution.

Sanitation procedures must be implemented regularly and effectively to maintain cleanliness and prevent cross-contamination throughout the food processing chain. This includes proper cleaning and sanitizing of food preparation areas, storage facilities, transportation vehicles, and equipment used in food production. New challenges to food safety will continue to emerge, largely due to changes in the environment, new and emergent bacteria, toxins, and antimicrobial resistance. Food Safety presents an opportunity for significant growth for TOMI with continued product research and compliance testing.

Compliance with food safety regulations is essential for food businesses to protect public health, uphold consumer trust, and meet legal requirements. Regulatory agencies such as the United States Food and Drug Administration (“FDA”) and the European Food Safety Authority, as well as the Canadian Safe Food for Canadians Act and Safe Food, establish and enforce sanitation standards to ensure the safety and quality of the food supply. Failure to comply with sanitation regulations can result in fines, product recalls, legal actions, and damage to the reputation of food businesses. Therefore, adherence to sanitation practices is paramount in the food industry to mitigate risks and maintain food safety standards.

In 2023, we made significant strides in boosting brand awareness within the food safety industry through targeted promotion and marketing initiatives. Leveraging a similar strategy to what proved successful in the Life Sciences sector; we focused on building a customer base through referrals and feasibility studies, gradually expanding our reach. By fostering relationships with key supporters of our technology and remaining patient in our approach, we have finally laid a foundation. In 2024, we expect to continue to expand and grow our presence in this critical market segment.

Commercial

In line with adopting a proactive approach through our TOMI Service Network, it’s imperative for the entire commercial world to follow suit. Proactive disinfection practices not only ensure the health and safety of employees, customers, and visitors but also safeguard business continuity and reputation.  Our Commercial division includes, but is not limited to, use sites such as aviation, airports, police and fire, prisons, manufacturing companies, automobile, gymnasiums, cruise ships, shipping ports, preschool education, primary and secondary schools, colleges including dormitories, all modes of public and private transportation, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities use of SteraMist throughout such communities.

SteraMist disinfection helps prevent the spread of harmful pathogens, including bacteria and viruses, reducing the risk of illnesses and infections among individuals. This is particularly crucial in shared spaces such as offices, retail stores, and restaurants where people gather regularly. A healthy and safe work environment promotes employee well-being and productivity. By reducing absenteeism due to illness and creating a comfortable workspace, disinfection measures contribute to a more efficient and effective workforce. For businesses in the service industry, such as hotels, restaurants, and retail stores, providing a clean and hygienic environment is essential for delivering a positive customer experience. Cleanliness influences customer perceptions and can impact loyalty and repeat business. Disinfection helps mitigate the risk of liability claims associated with poor health and safety practices. Implementing proactive disinfection measures can minimize the potential for legal and financial repercussions resulting from health-related incidents.

TOMI, in conjunction with its partners, collaborators, and industry associations, is proactively educating the community on the importance of preventive disinfection through verbal explanation and visual demonstrations of the impact of maintaining a clean environment.  We engage in targeted social media campaigns, offer training programs and workshops on best practices, and share case studies of real-life examples highlighting  the long-term benefits in promoting health and safety for a successful business.

By further implementing these strategies and our reach, we can effectively convey the importance of proactive disinfection and inspire action among businesses and individuals to prioritize cleanliness and hygiene in commercial settings.

The Company is committed to further expanding its marketing, advertising, and educational campaigns aimed at its customer base and driving adoption of our SteraMist iHP product line across all our industries: Life Sciences, Hospital-Healthcare, TOMI Service Network, Food Safety, and Commercial. We will continue to innovate and develop tailored products to meet the specific needs of each, ensuring seamless implementation and optimal performance.  Our dedicated team of technicians and representatives will continue to provide comprehensive training, maintenance, and servicing of capital equipment worldwide, supporting customers in maximizing the benefits of our patented technology. Additionally, TOMI will continue to offer protocol development and implementation services for SteraMist iHP, recognizing its critical role in various settings, particularly in pandemic preparedness scenarios.

Competition

The environmental infectious disease control industry or disinfection, decontamination, and sanitization arena is intensely competitive and highly regulated. Competition is intense in all five of our divisions and includes many large and small competitors.

SteraMist iHP Provides a 99.9999% or six-log kill and above kill (i.e., the statistical destruction of all microorganisms and their spores) on all challenged pathogens, on multiple surfaces including Bacillus atrophaeus spores, Bacillus subtilis spores and Geobacillus stearothermophilus spores naked or dressed the last spore is considered a gold standard for validation of sterilization versus household/industrial cleaners that offer a 99.9% (sanitizing) or three-log kill to 99.99% (disinfection) or four-log kill. Thus, our SteraMist iHP surpasses many of the subpar products hastily launched in response to the COVID-19 pandemic. Unlike the reactive solutions, SteraMist iHP offers comprehensive protection against a wide range of pathogens, ensuring thorough and effective disinfection, decontamination, and sanitization in any environment.

SteraMist iHP offers a single consistent, repeatedly validated solution with various application choices. Per the EPA (see, EPA Reg. No. 90150-1), our technology has many competitive advantages including, but not limited to, the following:

•	Easy to use and easily incorporated into (current) cleaning procedures;
•	Fully validated to comply with Good Manufacturing Practice (“GMP”) Standards;
•	Product performance is supported by Good Laboratory Practice (“GLP”) efficacy data;
•	Ready-to-use (formula), (no mixing required);
•	Go (Goes) above, beyond, under and around disinfecting sprays and wipes;
•	Frequent (daily) use formula;
•	Mobile (portable) for rapid deployment throughout a facility;
•	Low operating and maintenance costs;
•	No Wipe, No Rinse;
•	Does not include silver ions or peracetic acid;
•	Does not contain particulate (heavy metals) (minerals) (dyes) (fragrances);
•	Leaves no residues (no wiping necessary);
•	Eliminates (Removes) odor causing bacteria;
•	Does not require adjustment to (modification of) (specific) room temperature or humidity before use (application);
•	Does not contaminate the environment with any toxic by-products;
•	Leaves environment with only oxygen and water (humidity).

In 2021, the onset of the COVID-19 pandemic saw the emergence of new competitors in the commercial industry offering electrostatic sprayers and biostatic protectants. However, unlike these fleeting trends, our commitment to long-term effectiveness with unparalleled efficacy, establishes our superiority in the market.

Our comparable competitors include companies that market other hydrogen peroxide-based products, such as Steris Corporation (“Steris”), Bioquell, Inc. (“Bioquell”) currently owned by Ecolab, Inc. (“Ecolab”), and The Clorox Company (“Clorox”), miscellaneous hydrogen peroxide products various ultraviolet companies and hundreds of quad ammonia-chemical companies. Some of these competitors may have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial and marketing resources than us.

Ultimately, against all competitors and their products, TOMI SteraMist prevails when the following is prioritized by a facility and user:

Speed: SteraMist offers rapid turnaround times providing a near kill on contact to pathogens, resulting in faster re-entry and use to the treated area.

Comprehensive Coverage: SteraMist reaches every nook and cranny, ensuring thorough disinfection of all areas.

No Preconditions: SteraMist does not require preconditioning of the space before treatment, streamlining the entire process.

Equipment Safety: Our gentle process ensures sensitive electronics and equipment are safeguarded against corrosion.

Personnel Safety: SteraMist provides a safe environment for personnel, as it does not involve harsh chemicals or processes and per the EPA label requires minimal PPE for the user.

SteraMist iHP emerges as the superior choice when the facility and its users not only require a sterile environment but also must prioritize efficiency, thoroughness, and safety in their disinfection, decontamination, and sanitization requirements.

Finally, our exceptional support team further solidifies TOMI SteraMist’s competitive edge. With a dedicated and knowledgeable support team, we ensure that our customers receive unparalleled assistance and guidance. Our commitment to providing outstanding customer service enhances user satisfaction and strengthens loyalty to our brand. In the end, our supportive and attentive approach fosters trust and admiration among our customers.

SteraMist iHP Product and Services

The versatility of SteraMist iHP technology is evidenced by its diverse range of products, accommodating to both mobile and permanent integration needs. Handheld devices offer convenient application, with a quick full coverage spray of 5 seconds per square foot.  Meanwhile, our environment fogging devices are automated, scalable, and programmed for repeatable use.  Three SteraMist applicators achieve a thorough full room disinfection decontamination of a sealed space up to 103.8 m3 (3,663 ft3) in just under 45 minutes (application and dwell time). Individually, each remote applicator can be used to treat a space of approximately 34.6 m3 (1,221 ft3). Injection times are based on individual room size and number of applicators. This adaptability ensures effective and efficient disinfection solutions for various environments and applications.

SteraPak

The all-in-one SteraPak places the SteraMist iHP technology onto the technicians back, delivering premium disinfection utilizing a rechargeable battery and cordless operation.  Our most affordable product line to date is comfortable to use, easy to operate, and has AC and DC power functionality ensuring compatibility in all countries.  The SteraPak is sold with a case of BIT Solution of eight 32-ounce bottles.

SteraMist Surface Unit

The SteraMist Surface Unit, the original all enclosed fully portable TOMI product is a handheld, point and spray disinfection decontamination unit intended to provide quick turnover of any affected space. The Surface Unit is sold with a case of BIT Solution of four-gallon bottles.

SteraMist Environment System

The SteraMist Environment System (“ENV”) is a transportable, remotely controlled system that provides complete room disinfection decontamination. Multiple systems can be used simultaneously to accommodate larger or multiple spaces with fast application and minimal down time. The system allows for both manual (point and spray) and/or fogging modes. Additional features include downloadable and printable cycle data in PDF format (lot # of BIT Solution, location identifier, injection/dwell/aeration times, and error notifications) and audit reporting. These features are required for many Life Science facilities. The ENV is sold with a case of BIT Solution of four-gallon bottles.

The SteraMist Total Disinfection Cart

The Total Disinfection Cart was designed with input of public healthcare facilities EVS (Environmental Service) teams. The cart houses our Surface Unit, a portable H2O2 monitor, Carbon Air Scrubber, Respiratory Protection System with positive pressure air flow, storage hooks, and a sign notifying the room is being treated. Included with the Cart is a custom ICU 55-minute terminal cleaning protocol. The Surface Unit is sold with a case of BIT Solution of four-gallon bottles.

SteraMist Transport

The SteraMist Transport unit, an all-in-one dual voltage fogging product designed to treat a wide variety of vehicle sizes with an application time of only 20 minutes per 1,000 cubic feet. Additional features include remote start and cycle notification lights. The initial batch of this innovative product is currently in a soft launch phase and has been sold to long-term partners working with their customers for live practical assessment. The Transport is sold with a case of BIT Solution of eight 32-ounce bottles.

NV+

Our new NV+ cutting-edge solution tailored to meet the needs of smaller areas and budgets, while maintaining key advantages of SteraMist iHP fogging application. Encased in a stainless-steel cart, the NV+, like its counterpart ENV features precise dosage based on space volume, remote activation, audit reporting, and cleanroom compliance standards including GMP, cGMP, and GLP.  Different than the ENV, the NV+ boasts LED notification cycle alerts and operates with a telescopic rotating applicator, delivering a 36-minute injection time for spaces up to 1,800 cubic feet. Currently the NV+ is available for purchase, with its debut set for April 2024 at InterPhex, the Company’s premier tradeshow. Designed for efficiency and effectiveness, the NV+ offers a cost-effective solution for comprehensive fogging disinfection and decontamination in smaller spaces. The NV+ is sold with a case of BIT Solution of four-gallon bottles or a case of two 10-liter bottles.

SteraMist Custom Engineered System

The SteraMist Customer Engineered System (“CES”) permanent installation is perfect for any room that requires routine automated decontamination. The CES is an automated system that is installed and plumbed utilizing the facilities’ existing HVAC system. This involves permanently installing SteraMist applicators within the designated space to achieve maximum results and connecting the applicators to an enclosure in a central remote location within a facility. The entire system can be developed for multiple rooms and various specifications. The status of the decontamination cycle is monitored with indicators and can be integrated into a Supervisory Control and Data Acquisition (“SCADA”) monitoring board. The system is now available with a scale to measure the use of BIT Solution for a customer’s ease of reordering our consumable and comes in a variety of drum sizes.

Our long-term focus remains on ongoing projects and validations, which often lead to proposals and interest in our CES permanent decontamination room. These projects involve longer lead times, as they are custom designed, procured, assembled, and installed upon order, a process that can take months to complete. The utilization of BIT Solution typically occurs after the system has been commissioned, site accepted, validated, and performance qualified, which aligns with the customer’s readiness for production. However, this can sometimes result in delays in seeing an increase in BIT Solution usage, as it depends heavily on the customer’s production and manufacturing timelines, particularly in the pharmaceutical industry.

Despite these challenges, we anticipate that installations of our CES permanent decontamination rooms will have a positive material impact on our results in the upcoming year(s). As these projects progress and come to fruition, we expect to see increased utilization of our BIT Solution, contributing to our overall growth and success.

The CES eliminates issues such as human error, guarantees accuracy that is unmatched by competitors, and decreases a client’s labor cost and downtime. Since its launch, SteraMist’s CES has emerged as a leading solution meeting the increasing demands of customers. In 2023, we focused on expanding our network of contacts and partners to facilitate the adoption of SteraMist iHP CES and other products in the life sciences and other industries. We invested significant time engaging with construction companies, engineers, and design firms involved in facility construction to pave the way for the global expansion of our system(s). As these relationships continue to grow, we are confident that the groundwork laid in 2023 will soon yield tangible results, driving further adoption and utilization of SteraMist solutions worldwide.

SteraMist Hybrid

The SteraMist Hybrid, a combination of innovation, seamlessly integrating our CES’s elegant permanently installed stainless-steel applicators with the generator of the ENV. The generator is strategically positioned in a centralized location of the facility through a docking station or hub. Central to its operation is the Hybrid connection hub, linking the applicators to the ENV and powering the automation of SteraMist iHP decontamination.

Compliant with cGMP, GMP, and ISO standards, the Hybrid is designed with specific self-programming capabilities. It supports four outputs and one analog input, tailored to receive signals from a H2O2 sensor.  Key outputs would include, shutdown air supply and exhaust, door positions or the disabling of or locking of doors, cycle status lights, fire alarm disabled, among others.

The SteraMist Hybrid offers a cutting-edge solution for customers seeking precise fogging control, permanent applicator placement for accelerated decontamination, and building communication capabilities—all within budgetary or time constraints that may not align with the CES option. This innovative system provides a cost-effective alternative while ensuring compliance with industry standards.

SteraMist Integrated System

The SteraMist Integrated System (“SIS”) lineup marks a significant advancement, following the SteraMist Select and SteraMist Plasma decontamination chamber products. We’ve consolidated the capabilities of these predecessors into three new offerings, providing versatile options to meet the diverse needs of our customers, both in terms of product functionality and accessibility.

The SIS-Stand Alone or SIS-SA, replacing the SteraMist Select, and the SIS-Pharm are now available for integrated enclosure decontamination. The SIS-SA will be stocked in inventory and showcased alongside our NV+ at InterPhex in April 2024. Conversely, the SIS-Pharm is made-to-order, delivering tailored solutions for specific customer requirements in enclosure decontamination, like our CES.  Both offerings are crafted to streamline products while catering to individual customer needs.

Furthermore, we’re collaborating with manufacturers of enclosure decontamination products to develop the SIS-MFG, formerly known as the Plasma decontamination chamber. Our custom generator enclosure is shipped unassembled for integration by Original Equipment Manufacturer or OEMs, providing the flexibility to mount and fully integrate iHP control panel components and applicators into OEM enclosure. This design ensures that the generator remains out of sight while providing customers an easier method of purchasing iHP as their decontamination solution in a turnkey product.

With our comprehensive lineup of SIS products, we’re committed to providing cutting-edge decontamination solutions tailored to the specific needs and preferences of our customers.

Stainless Steel 90 Degree Applicator

TOMI’s standard applicator sold with our original systems is redesigned and manufactured to a 90-degree 316 stainless steel applicator; the ideal applicator to accompany all the SIS product lines. This applicator is purchased with a flange for ease of installation either permanently or semi-permanently.

iHP Corporate Service Decontamination

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

TOMI’s iHP service department continues to grow with new and existing customers in several divisions. In the life science sector, TOMI’s iHP service department has kept its relationships with large pharmaceuticals, such as Pfizer and ThermoFisher, as well as adding several smaller life science companies, like ForDoz, Scripps, and Lonza, to a regular decontamination schedule. The food safety department steadily gains traction as several plant/produce companies have expressed interest as new and emerging bacteria, toxins, and fungi hamper production.

TOMI’s iHP Service stands out as a source of revenue that consistently demonstrates either stability or growth.

Installation Qualification, Operational Qualification, and Performance Qualification

TOMI offers Installation Qualification, Operation Qualification, and Performance Qualification (together “IOQ/PQ”) services to ensure the proper functioning and validation of our decontamination systems. IOQ/PQ involves verifying that the system is installed correctly and operates as intended, meeting predetermined specifications and regulatory requirements. This service is at times requested for our mobile products, but certainly is in demand with the SIS and CES products.  Notably, all CES installations worldwide have undergone rigorous qualification processes to validate their performance. Initially, systems were provided by outsourced consultants with the assistances of certified TOMI personnel, but now TOMI offers an all-inclusive package directly, providing an additional source of revenue. In the latter half of 2024, we plan to expand this department, offering IOQ/PQ services to both current and prospective customers, further solidifying our commitment to delivering comprehensive solutions and exceptional service.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Manufacturing

We outsource the manufacturing and blending of our SteraMist® line of equipment and BIT™ Solution. Our SteraMist® equipment is manufactured by ISO9001 registered companies with multiple facilities in Pennsylvania, Delaware, New Jersey, North Carolina, California, and Australia.

Our solution is blended by an EPA approved blender; our blend includes one sole active ingredient, 7.8% Hydrogen Peroxide.

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

As part of our intellectual property protection strategy, we have registered our BIT™ solution with the EPA, all 50 states in the United States, and multiple countries worldwide. We have received or are in the process of receiving Conformité Européene (“CE”) marks in the European Economic Area (“EEA”) and are approved by Underwriters Laboratory (“UL”).

Our portfolio includes more than 25 Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained three related United States utility patents, giving us protection of our technology until the year 2038. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Europe, Singapore, New Zealand, and, currently pending, in the UK, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, New Zealand, Australia and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on 32 separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of today, we have over two hundred trademarks or trademark applications, (word and/or logo) registered or pending across the globe. TOMI registers marks in eight classes of specification of goods and services: Class 1 for Chemicals for Treating Hazardous Waste, Class 5 for Disinfectants, All-Purpose for Hard Surfaces and for Treating Mold, Class 7 for Handheld Power Operated Spraying Machines, Class 11 for Sterilizers for Medical Use and Air Purification, Class 35 for Business Consultation and Management Services, Class 37 for General Disinfecting Services, Class 40 for Chemical Decontamination and Manufacturing Services, and Class 41 for Providing Education Training and information related to biological and bacterial decontamination services. Recently, we have expanded our trademark protection into India.

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

We sell our products domestically and internationally through our internal sales force, as well as independent sales and manufacturing representatives. Internationally, our products are sold through exclusive and non-exclusive sales representatives and distributors. During 2023, we focused on expanding our network of distributors and sale representative and business development initiatives. We brought on and onboarded 9 distributors and 11 sales representatives, which has expanded our presence domestically and on an international basis.

Research & Development

Our research and development efforts focus on improving, extending and applying our proprietary technology in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2023 and 2022, were approximately $492,000 and $352,000, respectively.

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

Employees

As of March 7, 2024, we have 26 full-time executive, operational and administrative employees working within the United States. Most of our sales are conducted by global exclusive distribution agreements or domestically by our internal sales team or independent manufacturing representatives.

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

We generated a net loss of approximately $3.4 and $2.9 million for the years ended December 31, 2023 and 2022, respectively.  We also had an accumulated deficit of $49.8 million as of December 31, 2023.  Prior to 2020, we had not generated any profit from our business operations.  While we experienced an increase of our revenue and net income in 2020, primarily due to a significant increase of demand for our products as protective measures against the spread of the COVID-19 disease during the pandemic, such demand subsided in 2021 as the pandemic gradually came under control, which caused us to incur a net loss in 2021 and such trend has continued. In addition, we have been considering increasing our headcount and expenses to support our continued product development and planned growth, and if demand for our products declines and we are unable to sustain our recent increases in our net income, we may not be able to sustain profitability.

COVID-19 has adversely affected, and any resurgence of COVID-19 pandemic or another global health epidemic may in the future, directly or indirectly, adversely affect our business, results of operations and financial condition.

 COVID-19 has had a significant impact globally, prompting governments and businesses to take unprecedented measures in response. In the United States, COVID-19 has and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.

In the future, our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease. If national, state and local governments in affected regions implement safety precautions, similar to those implemented in response to COVID-19, including quarantines, border closures, increased border controls, travel restrictions, governmental orders and shutdowns, business closures, cancellations of public gatherings and other measures, such precautions could, and for COVID-19 did, disrupt normal business operations both in and outside of affected areas and could have significant negative impacts on businesses and financial markets worldwide.

The impact of COVID-19 has had, and any resurgence of the COVID-19 pandemic or another pandemic or public health crisis, could in the future have, significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries adversely impacted regional, national and global economic activity and has continued to contribute to significant volatility and negative pressure in financial markets. As a result, our customers may terminate or amend their agreements for the purchase of our products and services due to bankruptcy, lack of liquidity, lack of funding, operational failures or other reasons.

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

We have hired and trained additional sales personnel. Despite this growth in sales personnel, we expect that our additional sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual vertical and or territory. Furthermore, the use of our products will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels, we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer.

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

We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; requirements or preferences for domestic products or solutions, which could reduce demand for our products; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; unexpected legal or regulatory changes; enhanced credit risks in certain countries and emerging market regions; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; exchange controls or other trade restrictions including, constraints on our supply chain and the industries in which we operate; customs clearance and shipping delays; general economic and political conditions in countries where we operate or where end users of our products are situated; natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to manufacture or sell our products; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and difficulties associated with compliance with a variety of laws and regulations governing international trade.

In late February 2022, Russia launched a large-scale military attack on Ukraine, amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States, and resulting in global sanctions against Russia by various countries, including the United States, the United Kingdom, and European Union. In addition, the Israel-Hamas War and wider Middle East geopolitical developments may negatively impact regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia, Ukraine, or Israel) and on various sectors, industries and markets for securities and commodities globally. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on the Company’s performance.  The extent and duration of these military actions or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on the Company’s performance.

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

In addition, we rely in part upon unpatented trade secrets, unpatented know-how, and continuing technological innovation which may not yet, or may never be, patented, to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, third party manufacturers, and consultants. We also have agreements with our employees and consultants that obligate them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. In addition, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Further, our trade secrets could otherwise become known or be independently discovered by our competitors, which would harm our business.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.

The Company has sensitive information, including intellectual property, trade secrets, and other sensitive, business critical information as well as on-premises and cloud-based business applications critical to conducting business. In addition, our research and development facility uses modern computer systems.  Cyber-incidents affecting the Company, its supply chain or customers could compromise confidential, business critical information, cause a disruption in the Company’s operations, harm the Company’s reputation, or endanger the environment if the Company, its suppliers or customers do not effectively prevent, detect and recover from these or other security breaches. While the Company has not encountered cyber security challenges that have materially impaired our operations or financial condition it may be the target of cyber security related incidents.

Although management believes the Company has not experienced any cyber security related incident or losses to date related to these cyber security incidents, there can be no assurance that such losses will not be suffered in the future. The Company seeks to actively manage the risks within its control that could lead to business disruptions and cyber security incidents through a comprehensive cyber security program. As cyber security threats present themselves, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other protective measures. Despite these efforts, such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

We may be unable to enforce our intellectual property rights throughout the world.

As part of our growth strategy, we are continuing to expand our operations internationally. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. To the extent that we have obtained or are able to obtain patents, trademarks or other intellectual property rights in any foreign jurisdictions, it may be difficult to stop the infringement of our patents, trademarks or the misappropriation of other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide only limited benefit or no benefit.

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

The decontamination and environmental infectious disease control industry is extremely competitive. The competition includes remediators and disinfection/decontamination companies such as Steris, Bioquell (Eco-lab) and Clorox, various miscellaneous hydrogen peroxide companies, ultraviolet companies and hundreds of quad ammonia-chemical companies. These competitors may have longer operating histories, greater name recognition, larger installed customer bases, a greater ability to provide similar products and services at a lower cost and substantially greater financial and marketing resources than us to develop new products and commercialize existing products. We believe that the principal factors affecting competition in our markets include name recognition, customer familiarity with products, effective marketing, competitive pricing strategies and the ability to receive referrals based on client confidence in the service. There are no significant barriers of entry that could keep potential competitors from opening similar facilities. Our ability to compete successfully in the industry will depend, in large part, upon our ability to market and sell our indoor decontamination and infectious disease control products and services. We may not be able to compete successfully in the remediation industry. Further, if one or more competitors successfully develops a decontamination product that is more effective, better tolerated, results in a better customer experience, is easier to use or otherwise more attractive than our products, our ability to continue to commercialize our products could be significantly and adversely affected due to a lack of ability to compete, which would have a material adverse effect on our business, financial condition and results of operations.

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

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small-cap companies. Factors that may affect the volatility of our stock price include the following:

•	anticipated or actual fluctuations in our quarterly or annual operating results;
•	our success, or lack of success, in developing and marketing our products and services;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in financial estimates by us or of securities or industry analysts;

•	the issuance of new or updated research reports by securities or industry analysts;
•	the announcement of new products, services, or technological innovations by us or our competitors;
•	the announcement of new customers, partners or suppliers;
•	the ability to collect our outstanding accounts receivable;
•	changes in our executive leadership;
•	regulatory developments in our industry affecting us, our customers or our competitors;
•	competition;
•	actual or purported “short squeeze” trading activity; and
•	the sale or attempted sale of a large amount of common stock, including sales of common stock following exercises of outstanding warrants.

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

We have a substantial number of options, warrants, convertible notes and convertible preferred stock outstanding, which could give rise to additional issuances of our common stock and potential dilution of ownership to existing shareholders.

As of December 31, 2023, we had outstanding convertible note, options, warrants and convertible preferred stock to purchase approximately an aggregate of 5.5 million shares of our common stock at exercise prices ranging from $0.80 to $6.95 per share. Of these, approximately 2,100,000 represent shares underlying convertible notes with an exercise price of $1.25, approximately 618,000 represent shares underlying options with exercise prices ranging from $0.80 to $7.06 per share, approximately 2.8 million represent shares underlying warrants at exercise prices ranging from $0.64 to $6.95 per share and approximately 63,750 represent shares underlying our shares of convertible $0.01 Series A preferred stock. To the extent any holders of options, warrants or convertible preferred stock exercise the same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate approximately 23.5% of our outstanding common stock as of March 7, 2024. This percentage includes outstanding shares of common stock, convertible preferred stock, warrant and stock options that are vested and exercisable as of that date. These shareholders will therefore have significant influence over management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. This ownership could negatively affect the value of our common stock.

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

On February 4, 2024, we received a deficiency letter notifying us that we had not maintained a closing bid price for our common stock of at least $1.00 for a 30-day period. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until August 15, 2024 (the “Compliance Date”), to regain compliance with the bid price requirement. If we do not regain compliance with the bid price requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period, otherwise our common stock will be subject to delisting from the Nasdaq Capital Market. We cannot be certain that we will be able to regain compliance and then maintain compliance with the minimum bid price and the other standards in order to maintain a listing of our common stock on the Nasdaq Capital Market.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cyber security threats, as such term is defined in Item 106(a) of Regulation S-K. We have certain processes for assessing, identifying and managing cyber security risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards and routine review of our policies and procedures to identify risks and refine our practices. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We have not encountered cyber security challenges that have materially impaired our operations or financial condition. Additional information regarding risks from cyber security threats is provided at “Item 1A. Risk Factors.”

Governance; Board Oversight

The Audit Committee of our Board provides direct oversight over cyber security risk and provides updates to the Board of Directors regarding such oversight, when and if appropriate. Management provides periodic updates to the Audit Committee regarding cyber security matters including significant new cyber security threats or incidents, when and if appropriate.

Item 2. PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The facility includes a warehouse, training room, quality control room, qualification laboratory, with its own drive-in custom iHP™ SteraMist® Complete Room System. The new warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory–quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $160,000.

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

Shareholders

As of March 13, 2024, there were 214 record holders of our common stock; however, we believe we have approximately 5,000 stockholders, including those held in street name. On March 18, 2024, the last reported sale price of our common stock on the Nasdaq was $0.71 per share.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

Annual and Quarterly Highlights

Business Update

During our 2023 calendar year, we continued to build out our sales infrastructure through the expansion of our distribution network, diversified our product line to support our expanding customer base and the related utilization of our SteraMist technology and delivered multiple custom engineered systems to key customers. Our year-over-year revenue declined due to the timing of customer orders.

In October and November of 2023, we agreed to sell and issue 12% convertible notes in a private placement in one or more closings up to an aggregate principal amount of $5,000,000. As of November 7, 2023, we sold and issued an aggregate of $2,600,000 to certain investors pursuant to a Securities Purchase Agreement, dated November 7, 2023. We are using the net proceeds from this offering for working capital and other general corporate purposes. Management continues to focus on expanding our sales channels through the addition of distributors, outside sale representatives, internal sales staff, and external consultants.

During 2023, we focused on expanding our network of distributors and sale representative and business development initiatives.  We brought on and onboarded 9 distributors and 11 sales representatives, which has expanded our presence domestically and on an international basis.  We anticipate the increased bandwidth of our internal and external sales channels will have a positive impact on our revenue in 2024 and beyond.   In addition, we entered into a contract with Vizient, Inc. increasing our presence in the U.S. healthcare system. Vizient is the largest GPO in the healthcare industry supplying around $100 billion in annual member purchasing volume. Vizient serves approximately 97% of the nation’s Academic Medical Centers, more than 50% of the nation’s acute care health system, and serves more than 20% of the nation’s ambulatory market. This contract enables us to supply SteraMist systems to a wide range of healthcare providers, including academic medical centers, pediatric facilities, and community health providers, through Vizient’s nationwide network.

Most recently in November 2023, we announced the addition of Sterile Grow, a United States based distributor and consultation company in the food and cannabis market. Sterile Grow, led by Burrell Williamson III and Tri Nguyen, has demonstrated noteworthy achievements in the cannabis and food markets. Williamson, rooted in the greenhouse industry, has expanded into vertical farming, bringing extensive expertise to the food and cannabis sectors. Tri Nguyen specializes in controlled environment agriculture, particularly in integrating systems for large-scale indoor cannabis cultivation. Combining their cultivation knowledge and past success with SteraMist, Sterile Grow has joined forces as a distributor with the purchase of mobile equipment in our current quarter.

In November 2023, we entered into a consulting agreement with BEAMS, LLC to strengthen and expand the TOMI SteraMist Network and increase business development in the commercial market. BEAMS, LLC brings over 20 years’ experience establishing strategic vision and direction of large institutions and companies spanning multiple industries, including higher education, not-for-profit, healthcare, consultancy, hospitality, and pharmaceutical sectors.

We remain actively engaged in marketing and submitting bids for Custom Engineered Systems (“CES”) project as the market continues to shift to fully automatic disinfection and decontamination solutions. We are also diligently working with existing outstanding potential purchasers while simultaneously building a robust pipeline for these long-term installations. Further, we have expanded our bandwidth to meet the increasing demands for the product line, which includes the SteraMist Integration System for enclosures and have successfully navigated the challenges posed by the global supply chain issues.

During 2023, we completed and delivered four CES systems, as follows:

-

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

-

During the second quarter, we delivered an eleven applicator CES system to Avid Bioservices, Inc. (“Avid”) for implementation in Avid’s new purpose-built viral vector development and manufacturing facility in Costa Mesa, California.

-	During the third quarter of 2023, we delivered a three applicator CES system to Ragon Institute of MGH, MIT and Harvard for implementation in their research and clinical lab located in Cambridge, MA.

-	During the third quarter of 2023, we delivered to a one applicator system Indigo Pharmaceutical, Inc. in Las Vegas, Nevada.

Our patented technology continues to be the answer to cell therapy manufacturing. SteraMist iHP technology brings unparalleled decontamination capabilities, thanks to its small micron particles and speed, which provide distinct advantages in terms of efficacy and safety compared to other commercially available decontamination methods. Our strategic integration plans will only enhance the overall performance and reliability of the Cell Shuttle industry, ensuring comprehensive and efficient decontamination for the end user’s processes.

To date, we have received 16 orders for CES systems. With the successful completion of each project, our iHP technology is rapidly gaining popularity as the preferred decontamination solution for pharmaceutical and biotech companies. Further, as we continue to install our technology in new CES projects, the product line evolves into a comprehensive turnkey solution.

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

We believe our growing portfolio of CES systems will give us a competitive edge in the Life Sciences market segment improving our brand recognition. This should create new business and sales opportunities for us. In addition, after our installed CES projects are fully qualified and established for use, and our portfolio grows, we anticipate this will have a positive impact on our long-term recurring BIT solution sales thus providing the potential to enhance our operating margins, further strengthening our position in the industry, and supporting sustainable growth.

In 2023, we saw a continued increase in demand for our SteraMist iHP service. For the year ended December 31, 2023 and 2022, our iHP service revenue was $1,660,000 and $1,474,000, respectively, representing a 13% increase.

In August of 2023, Pfizer Rocky Mount engaged our iHP service team to conduct emergency decontamination within their facility, which suffered substantial damage due to a tornado. Pfizer Rocky Mount has been a long-term, loyal client of TOMI, having commenced their utilization of SteraMist iHP Corporate Service in 2014. Since then, TOMI has been performing decontamination service twice a year during their facility’s routine scheduled shutdowns and called on as necessary throughout the years.

On March 7, 2024, announced an expansion in its SteraMist iHP Corporate Service contracts with the addition of new partners including the University of Texas and Rising Pharmaceuticals reaffirming its position as a leading provider of decontamination services to corporate clients in the life sciences industry.

We continued to diversify our base of products in 2023 with the introduction of the SteraMist Hybrid and SteraMist Transport, to support our ongoing commitment to providing superior disinfection decontamination solutions for our growing customer base.

Throughout 2023, we remained active in our marketing initiatives and attended and presented our SteraMist brand of products at various tradeshows, most notable were Interphex, Food Safety Summit, AALAS, ISSA North America, and MJBiz Conference. In the fourth quarter of 2023, we attended and presented at the following shows: Pharma Ed Aseptic, ISPE National, AALAS National Conference, NFMT Remix Conference, Bio Innovation, ISSA North America, and MJBiz Conference.

In June 2023, we launched our updated website, now accessible through our new domain name steramist.com. The refreshed website offers a modern, user-friendly design and streamlined navigation, providing visitors with easy access to essential information about SteraMist products and services.

Business Highlights and Recent Events

Revenues:

Total revenue for the year ended December 31, 2023, and 2022, was $7,355,000 and $8,338,000, respectively, representing a decrease of $983,000, or 12% compared to the same prior year period. The decrease in revenue was attributable to the timing of customer orders.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. The COVID-19 pandemic along with the needs of the pharmaceutical and vivarium space has provided us with the opportunity and experience to implement a clear strategy to develop and manufacture additional products to add to our portfolio. In addition, we continue to move our BIT technology as a standard in disinfection and decontamination globally. This should lead to increased market share, profitability, and capability strength.

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

2023 Events and Highlights:

On January 17, 2023, we announced National Health Services (NHS) Wales purchased SteraMist ionized Hydrogen Peroxide (iHP) technology further expanding our presence in Great Britain.

On January 25, 2023, we announced that we would present our SteraMist brand of products at three upcoming International Society for Pharmaceutical Engineering (ISPE) Conferences in the first quarter of 2023: The ISPE Facilities of the Future Conference, that was held in Bethesda, MD, January 31 and February 1, 2023; the ISPE-CaSA Life Sciences Technology Conference in Raleigh, NC, held on February 28, 2023; and the ISPE Aseptic Conference in Bethesda, MD, held on March 6 and 7, 2023.

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

On May 31, 2023, we announced the completion of a study conducted in accordance with the U.S. Department of Defense’s Biological Select Agents and Toxins Biorisk Program Office which demonstrated SteraMist iHP as an effective technology for decontamination of biological toxoids.

On June 5, 2023, we announced that the Company has entered a contract with Vizient, Inc., increasing TOMI’s presence in the U.S. healthcare system.

On June 22, 2023, we announced a partnership with I.B.D., as a distributor in Italy.

On August 3, 2023, we announced a collaboration with Cellares to integrate its SteraMist ionized Hydrogen Peroxide (iHP) technology into a cutting-edge new cell therapy manufacturing solution, the Cell Shuttle, designed and produced by Cellares.

On August 14, 2023, we announced that Pfizer Rocky Mount has engaged TOMI’s iHP Corporate Service to conduct emergency decontamination within their facility, which suffered substantial damage due to a recent tornado.

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

On September 29, 2023, we announced the roll out of two new products, the SteraMist Hybrid and SteraMist Transport, to support its ongoing commitment to providing superior disinfection decontamination solutions for its growing customer base.

On November 27, 2023, we announced the addition of Sterile Grow, a United States based distributor and consultation company in the food and cannabis market.

2024 Highlights:

On February 29, 2024, we announced the signing of a new contract for a SteraMist iHP Custom Engineered System (CES) installation with a California-based life sciences company. The contracted iHP Custom Engineered System (CES) is valued at approximately $600,000. This system, featuring six applicators, will be integrated into a clinical suite, and is expected to be fully installed by the end of the third quarter in 2024.

On March 7, 2024, announced an expansion in its SteraMist iHP Corporate Service contracts with the addition of new partners including the University of Texas and Rising Pharmaceuticals reaffirming its position as a leading provider of decontamination services to corporate clients in the life sciences industry.

On March 11, 2024, we announced a new groundbreaking study demonstrating the effectiveness of its solutions against foot-and-mouth disease virus (FMDV). This significant advancement supports the Company’s submission for an additional EPA label.

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

In August 2023, we announced the completion of a study funded by the USDA and the National Institute of Food and Agriculture (“NIFA”) which demonstrated SteraMist iHP as an effective treatment of deformed wing virus (“DWV”) contaminated hive substrates.

In 2024, we will continue to use research and testing to inform the marketplace of the effectiveness of our products. One goal of TOMI is to make SteraMist a recommended best practice to minimize emergency responder exposures to synthetic opioids, including fentanyl and fentanyl analogs.

We are also investigating whether SteraMist can play a role in controlling the environmental impact from perfluorooctane sulfonate (PFOS) and perfluorooctanoic acid (PFOA). These substances and group of chemicals have been released to the environment through industrial manufacturing and through the use and disposal of PFAS containing products. As a result, they are found across all trophic levels in the soil, air, and groundwater at sites across the United States and the rest of the world.

On April 26, 2023, we announced that approximately 20 billion medical devices are sterilized per year with Ethelene oxide and a proposal restriction restricting its usage could create a significant market void that may be filled with alternative sterilization processes such as TOMI’s patented Binary Ionization Technology ® (BIT™) Technology.

On March 14, 2024, the New York Times published an article “E.P.A. Sets Limits on Carcinogenic Gas Used to Sterilize Medical Devices” which stated,

The Environmental Protection Agency is imposing new restrictions on the emissions of ethylene oxide, a colorless gas that is widely used to sterilize medical devices and is also a carcinogen.

The regulation, which is expected to be finalized shortly, would force sterilizing plants and other facilities that use ethylene oxide to install pollution controls to reduce emissions of the gas by about 90 percent.

It would mark the first time in 20 years that the government has tightened limits on the amount of the gas permitted to escape from a manufacturing facility.

Ethylene oxide is used in a number of products but is applied to about half the medical equipment made in the United States to reduce the risk of infection.

When inhaled, the gas can irritate the eyes, nose, throat and lungs, and has been linked to lymphoid and breast cancer as well as damage to the brain and nervous and reproductive systems.

It is still very early in the process, but this could open up large manufacturing faculties that would have a need for our custom unit built-ins in the manufacturing of medical equipment to replace ethylene oxide, as SteraMist’s only by-product environmentally is humidity and oxygen.

Product Development:

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

The SteraMist Hybrid, an integral component of the SteraMist ENV, SteraMist Hybrid is designed with capabilities to communicate with a facility. The system is strategically positioned in a centralized location of the facility through a docking station and features our newly designed permanently mounted stainless steel applicators.

Recently, TOMI successfully installed the first SteraMist Hybrid at Indigo Pharmaceutical, Inc.’s existing research facility, which selected the SteraMist Hybrid because it met the client’s strict delivery timeline while adhering to the facility’s budget constraints. We remain in specification discussions with Indigo for a Custom Engineered System for a future site dedicated to injectables.

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

The Select Plus (“Select Plus”) is a hybrid product consisting of the Company’s current Surface Select and Environment systems. The unit will provide enhanced flexibility by using a single applicator to decontaminate full-room to small-space volume while maintaining the size of the current Surface Select unit with more robust process controls. The iHP SteraMist Transport System has been designed for the transportation market, specifically ambulances. The iHP SteraMist Transport System is a timer based fogging system that can be installed semi-permanently or permanently and used for any transport and/or cargo vehicle. It will be an easy-to-use turn-key integration system. We expect the implementation of this product and our patented non-corrosive iHP technology to replace the number one competitor in this marketplace, which uses an extremely harsh chemical.

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

TOMI recently launched its fourth generation SteraMist ENV. The system will now be 24 volts, allowing for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time. In addition, the unit will have eight outputs where four are dedicated to our regular process of constant or pulse Injection, Dwell, and Aeration along with a light beacon status bar and four are programmable to meet the customer needs for any external equipment they may desire to work with the system. This system is currently on the market, has been implemented by customers, and is receiving praise for its further developments.

Our SteraMist® BIT™ solution product line is currently made up of a 32-ounce bottle for the SteraPak, a ten liter, five gallon, 55-gallon drum for our custom built-ins and our traditional one gallon bottle. This brings the BIT Solution product line to a total of five options provided to our customers, which will benefit our razor/razor-blade business model.

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

Financial Operations Overview

Our financial position as of December 31, 2023 and 2022, respectively, was as follows:

	December 31, 2023	December 31, 2022
Total shareholders’ equity	$8,359,000	$11,448,000
Cash and cash equivalents	$2,339,000	$3,867,000
Deferred Revenue	$-	$700,000
Accounts receivable – Current, net	$2,430,000	$2,772,000
Inventories	$4,627,000	$4,496,000
Prepaid expenses	$371,000	$338,000
Vendor Deposits	$29,000	$447,000
Other Receivables	$164,000	$164,000
Accounts receivable – Long Term, net	$206,000
Current liabilities – Excluding Deferred Revenue	$2,058,000	$2,591,000
Long-term liabilities – Convertible Notes	$2,298,000	$-
Long-term liabilities – Other	$643,000	$761,000
Working Capital	$7,903,000	$8,844,000

During the year ended December 31, 2023, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $3,599,000.
•	Net cash used in investing activities $217,000.
•	Net cash provided from financing activities $2,288,000.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For The Year Ended December 31,		Change
	2023	2022	$
Revenue, Net	$7,355,000	$8,338,000	$(983,000)
Gross Profit	4,290,000	5,060,000	(770,000)
Total Operating Expenses (1)	7,639,000	7,942,000	(303,000)
Income (Loss) from Operations	(3,349,000)	(2,882,000)	(467,000)
Total Other Income (Expense)	(53,000)	2,000	(55,000)
Provision for (benefit from) Income Taxes	-	-	-
Net Income (Loss)	$(3,402,000)	$(2,880,000)	(522,000)
Basic Net Income (Loss) per share	$(0.17)	$(0.15)	$(0.02)
Diluted Net Income (Loss) per share	$(0.17)	$(0.15)	$(0.02)

Sales

During the years ended December 31, 2023 and 2022, we had net revenue of approximately $7,355,000 and $8,338,000, respectively, representing a decrease in revenue of approximately $983,000 or 12%.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic has subsided, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Product and Service Revenue

	For The Year Ended December 31,		Change
	2023	2022	$
SteraMist Product	$5,695,000	$6,864,000	$(1,169,000)
Service and Training	1,660,000	1,474,000	186,000
Total	$7,355,000	$8,338,000	$(983,000)

SteraMist product-based revenues for the years ended December 31, 2023 and 2022, were $5,695,000 and $6,864,000, representing a decrease of $1,169,000 when compared to the same prior year period.

Our service-based revenue for the years ended December 31, 2023 and 2022, was $1,660,000 and $1,474,000, respectively, representing a year over year increase of $186,000.

Revenue by Geographic Region

	For The Year Ended December 31,		Change
	2023	2022	$
United States	$6,125,000	$6,261,000	$(136,000)
International	1,230,000	2,077,000	(847,000)
Total	$7,355,000	$8,338,000	$(983,000)

Our domestic revenue for the years ended December 31, 2023 and 2022, was $6,125,000 and $6,261,000, respectively, a decrease of $136,000 when compared to the same prior year period

Internationally, our revenue for the years ended December 31, 2023 and 2022, was approximately $1,230,000 and $2,077,000, respectively, representing a decrease of $847,000.

Cost of Sales

	For The Year Ended December 31,		Change
	2023	2022	$
Cost of Sales	$3,065,000	$3,278,000	$(213,000)

Cost of sales was $3,065,000 and $3,278,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of $213,000, compared to the prior year. The decrease in cost of sales was primarily due to the lower sales. Our gross profit as a percentage of sales for the year ended December 31, 2023 was 58.3% compared to 60.7% in the same prior period, respectively. The lower gross profit is attributable to the product mix in sales.

Professional Fees

	For The Year Ended December 31,		Change
	2023	2022	$
Professional Fees	$576,000	$536,000	$40,000

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $576,000 and $536,000 for the years ended December 31, 2023 and 2022, respectively, representing an increase of approximately $40,000 in the current year period. The increase is attributable to higher accounting and legal fees in the current year period.

Depreciation and Amortization

	For The Year Ended December 31,		Change
	2023	2022	$
Depreciation and Amortization	$367,000	$329,000	$38,000

Depreciation and amortization were approximately $367,000 and $329,000 for the years ended December 31, 2023 and 2022, respectively, representing an increase of $38,000, or 12%.  The increase in depreciation expense is due to a higher amount of fixed assets being depreciated in the current year periods when compared to the same prior year period.

Selling Expenses

	For The Year Ended December 31,		Change
	2023	2022	$
Selling Expenses	$1,351,000	$1,867,000	$(516,000)

Selling expenses for the year ended December 31, 2023 were approximately $1,351,000, as compared to $1,867,000 for the year ended December 31, 2022, representing a decrease of approximately $516,000, or 28%.  The decline in selling expenses is due to lower advertising costs and sales commission incurred in the current year period due to less sales generated by third party representatives.

Research and Development

	For The Year Ended December 31,		Change
	2023	2022	$
Research and Development	$492,000	$352,000	$140,000

Research and development expenses for the year ended December 31, 2023 were approximately $492,000, as compared to $352,000 for the year ended December 31, 2022, representing an increase of approximately $140,000, or 40%.  The increase in in research and development expenses is due testing and product development in connection with the SteraMist Hybrid, Transport and Select Plus units.

Consulting Fees

	For The Year Ended December 31,		Change
	2023	2022	$
Consulting Fees	$283,000	$215,000	$68,000

Consulting fees were $283,000 and $215,000 for the years ended December 31, 2023 and 2022, respectively, representing an increase of $68,000, or 32%.  The increase is due to the timing of certain projects that occurred in the current year that did not occur in the same prior year period.  The increase in consulting fees is due to the additional business development related consulting projects which occurred in the current year period that did not occur in the prior year period.

General and Administrative Expense

	For The Year Ended December 31,		Change
	2023	2022	$
General and Administrative	$4,571,000	$4,643,000	$(72,000)

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs and bad debt expense.

General and administrative expense was $4,571,000 and $4,643,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of $72,000 in the current year period. The decrease in general and administrative expense is primarily attributable to lower equity-based compensation in the current year period.

Other Income and Expense

	For The Year Ended December 31,		Change
	2023	2022	$

Interest Income	12,000	2,000	10,000
Interest Expense	(65,000)	-	(65,000)
Other Income (Expense)	$(53,000)	$2,000	$(55,000)

Amortization of deferred financing costs was approximately $10,000 and $0 for the year ended December 31, 2023 and 2022, respectively.  This represents the amortization of costs incurred in connection with the convertible notes.

Interest income was approximately $12,000 and $2,000 for the years ended December 31, 2023 and 2022, respectively.

Interest expense was $55,000 and $0 for the years ended December 31, 2023 and 2022, respectively.  The interest expense is attributable to the convertible notes.

Provision for Income Taxes

	For The Years Ended December 31,		Change
	2023	2022	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-

Provision for income tax was $0 for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $2,339,000 and working capital of $7,903,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all. We have no plans of incurring any debt or equity financing.

                For the year ended December 31, 2023 and 2022, we incurred losses from operations of ($3,349,000) and ($2,882,000), respectively. Cash used in operations for the year ended December 31, 2023 and 2022, was ($3,599,000) and ($1,234,000), respectively.

A breakdown of our statement of cash flows for the year ended December 31, 2023 and 2022 is provided below:

	For the Year Ended December 31,
	2023	2022
Net Cash Provided By (Used) in Operating Activities	$(3,599,000)	$(1,234,000)
Net Cash Used in Investing Activities	$(217,000)	$(241,000)
Net Cash Provided By Financing Activities:	$2,288,000	$25,000

Operating Activities

Cash used in operating activities for the year ended December 31, 2023 and 2022 was $3,599,000 and $1,234,000, respectively.  The increase was attributable to a higher current year loss, lower deferred revenue and accounts payable.

Investing Activities

Cash used in investing activities for the years ended December 31, 2023 and 2022 was $217,000 and $241,000, respectively.  The decrease is attributable to fixed assets purchased in the prior year and capitalized patent and trademark costs.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2023 and 2022 was $2,288,000 and $25,000 respectively. The cash provided by financing activities increased as a result of the proceeds from the convertible notes issued in October and November of 2023.

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

During 2022 and 2023, we experienced increased demand for our CES where we collect deposits upon the execution of the contract. The deposits we receive fund the production for the CES and improve our overall liquidity through the duration of the project. We believe our sales for our CES will continue to grow in 2024 and improve our financial results from a liquidity perspective as well as improve our operating margins due to the higher recurring solution sales we see for our CES system.

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

We believe strongly that the current and historical trading prices of our Common Stock is depressed and does not reflect the actual valuation of the Company, and that our declining trading price was the result of active short selling and market manipulation at the close using the cross at the end of many days by certain investors in the market that is outside the control of the Company. While short selling may be permitted in some cases under applicable laws, we believe that certain investors, particularly those investing in small and microcap companies like TOMI, may be circumventing regulatory requirements and conducting aggressive short selling that is designed to drive down the trading price of our Common Stock, including naked short selling tactics. These activities have not only depressed our stock price, but also reduced the trading liquidity of our stock and caused damage to our reputation, while making it more difficult for us to secure financing to fund our operations and comply with NASDAQ’s minimum bid price requirements. We believe that the regulatory authorities, such as the SEC and FINRA, should take more aggressive enforcement actions against short selling traders who are undermining the values of microcap companies, and we will continue our various efforts and strategies to ensure that trading price of our stock reflects the true value of TOMI and generates positive returns for our shareholders.

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

The Notes are due on the fifth anniversary of the issuance date of the Notes and bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty days within a thirty day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness subject to certain exceptions.

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

Estimated allowances for sales returns are recorded as sales are recognized.  We use a specific identification method based on subsequent product return activity and historical average calculation to estimate the allowance for sales returns.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

Contract Balances

As of December 31, 2023, and December 31, 2022 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2023 and 2022.

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance. For public entities that qualify as a filer with the SEC, excluding entities eligible to be smaller reporting companies, ASU 2020-06 is effective for fiscal annual periods beginning after December 15, 2021, including interim periods within those fiscal years. For nonpublic entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 must be adopted as of the beginning of a company’s annual fiscal year. ASU 2020-06 may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2021. The adoption did not have an impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have an impact on our consolidated financial statements.

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were designed, implemented and operating effectively. Our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 7, 2023 are presented below.

Name	Age	Position
Halden S. Shane	79	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	44	Chief Operating Officer and Director
Nick Jennings	46	Chief Financial Officer
Walter C. Johnsen	73	Director
Kelly J. Anderson	56	Director
Lim Boh Soon	68	Director

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

Dr. Lim Boh Soon:  Dr. Lim Boh Soon:  Dr. Lim has served as a member of the Board since January 2018. Dr. Lim has more than 28 years of experience in the banking and finance industry. For more than the past five years, he has been a fellow of the Singapore Institute of Directors and is currently an independent non-executive director on the board of two publicly listed companies, one on the Singapore Stock Exchange and the other on Bursa Malaysia. Dr. Lim has served in various directorship roles throughout the past including with CSE Global Limited until April 2017, Across Asia Limited (Cayman Islands) until August 2017, and OUE Commercial REIT Management Private Limited until September 2019. In addition to his role with Tomi Environmental Solutions Inc., Dr. Lim holds current directorship positions with the following companies, Arise Asset Management Pte, Ltd., OUE Limited, VS Industry Berhad, TPT Corporation (Cayman Islands), Asri Asset Management Pte. Ltd., EpicQuant Pte. Ltd., QQ Fintech Pte. Ltd., and Kairos Asia Outreach. Further, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985. We believe that Dr. Lim’s experience as a director of public companies and in the finance industry qualifies him to serve on the Board.

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

Code of Ethics

The Board adopted a Code of Ethics in 2008 that applies to, among other persons, Board members, officers (including our Chief Executive Officer), contractors, consultants and advisors. Our Code of Ethics, which is available at http://investor.tomimist.com/TOMZ/code_of_ethics/2139, along with any future amendments thereto, sets forth written standards designed to deter wrongdoing and to promote:

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2023 and 2022, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)		All Other Compensation ($)	Total ($)

Halden S. Shane	2023	605,000	-	-	75,635		9,000	689,635
Chairman and CEO (2)	2022	550,000	-	-	178,281	(3)	9,000	737,281

Elissa J. Shane (4)	2023	326,700	-	-	37,817		12,000	376,517
COO	2022	297,000	-	-	59,427	(3)	13,500	369,927

Nick Jennings (6)	2023	211,750	-	-	18,909		-	230,659
CFO	2022	192,500	-	-	41,340	(3)	-	233,840

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

(2)

During the year ended December 31, 2023, we issued an option to purchase 100,000 shares of common stock to our Chief Executive Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $76,635 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.76. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.

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

(4)

During the year ended December 31, 2023, we issued an option to purchase 50,000 shares of common stock to our Chief Operating Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $37,817 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.76. The other compensation in the amount of $12,000 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

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

(6)

During the year ended December 31, 2023, we issued an option to purchase 25,000 shares of common stock to our Chief Financial Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $18,909 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.76. Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.

(7)

During the year ended December 31, 2022 we issued an option to purchase 40,000 shares of common stock to our Chief Financial Officer at an exercise price of $1.12 per share pursuant to an employment agreement. The option was valued at $41,340 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 156%; expected dividend yield, 0%; risk free interest rate, 1.65%; and an expected life of 5 years. The grant date fair value of each share of common stock underlying the option was $1.03.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2023.

Name	Number of Securities Underlying Unexercised Warrants / Options Exercisable(1) (#)		Number of Securities Underlying Unexercised Warrants / Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Exercise Price(1) ($)	Expiration Date
Halden S. Shane	156,250	(2)	—	—	$1.20	1/31/2025
	12,500	(3)	—	—	$4.00	4/24/2030
	375,000	(4)	—	—	$6.95	10/01/2030
	172,500	(5)	—	—	$1.12	1/1/2032
	437,500	(6)	—	—	$0.96	12/22/2032
	31,250	(7)	—	—	$0.64	11/19/2033
	125,000	(8)	—	—	$0.80	1/26/2034
	100,000	(9)	—	—	$0.86	1/26/2033

Elissa J. Shane	31,250	(10)	—	—	$0.88	1/03/2024
	12,500	(11)	—	—	$0.96	1/03/2025
	18,750	(12)	—	—	$0.80	1/15/2025
	6,250	(13)	—	—	$4.00	4/24/2030
	31,250	(14)	—	—	$7.06	10/1/2025
	57,500	(15)	—	—	$1.12	1/18/2032
	50,000	(16)	—	—	$0.86	1/26/2033
Nick Jennings	6,250	(17)	—	—	$0.80	1/26/2023
	6,250	(18)	—	—	$4.00	4/24/2030
	40,000	(19)	—	—	$1.12	1/18/2032
	25,000	(20)	—	—	$0.86	1/26/2033

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.
(2)	Warrants vested on January 31, 2020 and have a term of five years.
(3)	Warrants April 24, 2020 and have a term of ten years.
(4)	Warrants vested on October 01, 2020 and have a term of ten years.
(5)	Options vested on January 18, 2022 and have a term of ten years.
(6)	Warrants vested on December 22, 2017 and were modified to expire on December 22, 2032
(7)	Warrants vested on November 19, 2018 and were modified to expire on November 19, 2032.
(8)	Warrants vested on January 26, 2019 and where modified to expire on January 26, 2034.
(9)	Options vested on January 26, 2023 and have a term of ten years.
(10)	Options pursuant to the 2016 Plan vested on January 3, 2019 and have a term of five years.
(11)	Options pursuant to the 2016 Plan vested on January 3, 2020 and have a term of five years.
(12)	Options pursuant to the 2016 Plan vested on January 15, 2020 and have a term of five years.
(13)	Warrants vested on April 24, 2020 and have a term of ten years.
(14)	Options pursuant to the 2016 Plan vested on October 01, 2020 and have a term of five years.
(15)	Options vested on January 18, 2022 and have a term of ten years.
(16)	Options vested on January 26, 2023 and have a term of ten years.
(17)	Options pursuant to the 2016 Plan vested on January 26, 2018 and have a term of five years.
(18)	Warrants vested on April 24, 2020 and have a term of ten years.
(19)	Options vested on January 18, 2022 and have a term of ten years.
(20)	Options vested on January 26, 2023 and have a term of ten years.

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

Halden S. Shane

On September 22, 2020, we entered into a three year employment agreement with Dr. Shane, effective October 1, 2020. The agreement provides for a base annual salary of $500,000. The agreement also provides for a signing bonus of 375,000 warrants. Dr. Shane is also entitled to a cash performance bonus and an annual issuance of an option to purchase 31,250 shares of common stock from the 2016 Plan at the discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for the expenses associated with the use of an automobile up to $750 a month. The initial term of his employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days’ prior written notice of its intent to terminate the agreement.

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

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)	Total ($)
Walter Johnsen (1)	48,000	17,000	—	—	65,000
Kelly Anderson (2)	54,600	17,000	—	—	71,600
Lim Boh Soon (3)	48,000	17,000	—	—	65,000

(1)

Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Mr. Johnsen was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $48,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2023, we issued Mr. Johnsen 20,000 shares of common stock that were valued at $17,000.

(2)

Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Ms. Anderson was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Ms. Anderson provides for an annual fee in the amount of $54,600 paid on a quarterly basis and an annual grant of shares of common stock. In January 2023, we issued Ms. Anderson 20,000 shares of common stock that were valued at $17,000.

(3)

Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years unless re-elected or until a successor is elected, or resignation or removal. Mr. Lim was re-elected to the board for a 3-year term at our 2021 annual meeting. Our agreement with Mr. Lim provides for an annual fee in the amount of $48,000 paid on a quarterly basis and an annual grant of shares of common stock. In January 2022, we issued Mr. Lim 20,000 shares of common stock that were valued at $17,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We currently maintain one compensation plan: the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by the Board on January 29, 2016 and received shareholder approval on July 7, 2017. The 2016 Plan authorized the issuance of 625,000 shares of common stock. On August 25, 2015, the Board terminated the 2008 Plan, which we had maintained previously and which our shareholders had approved. Accordingly, we will issue future awards under the 2016 Plan.

On December 30, 2020, we received shareholder approval to amend and restate the 2016 Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

The following table provides information as of December 31, 2023 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	617,542	(2)	$1.09	1,037,708	(4)
Equity compensation plans not approved by security holders	1,165,208	(3)	$2.97	—
Total	1,782,750		$2.41	—

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.

(2)	Prior to August 25, 2015, we granted awards under the 2008 Plan.

(3)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 7, 2024 for:

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

Applicable percentage ownership is based on 19,955,205 shares of common stock and 63,750 shares of Series A preferred stock outstanding at March 7, 2024. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 7, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 8430 Spires Way., Suite N, Frederick, MD 21701.

			Shares Beneficially Owned
	Common Stock		Series A Preferred Stock		% of Total Voting
Name of Beneficial Owner	Shares	% of Class	Shares	% of Class	Power(1)
5% Shareholders:
Lau Sok Huy(2)	2,170,139	10.9%	—	—	10.8%
Named Executive Officers and Directors:
Halden S. Shane(1)(3)	4,152,664	19.1%	63,750	100.0%	19.3%
Elissa J. Shane(4)	475,164	2.2%	—	—	2.2%
Nick Jennings(5)	96,869	*	—	—	*
Walter Johnsen(6)	91,875	*	—	—	*
Kelly Anderson(7)	91,875	*	—	—	*
Lim Boh Soon(8)	143,774	*	—	—	*
Executive Officers and Directors as a Group (9)	5,052,220	23.2%	—	—	23.4%

*  Denotes ownership of less than 1%.

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class. The holders of Common Stock and Series A Preferred Stock are each entitled to one vote per share.

(2)	Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.
(3)

Consists of: (i) 2,430,164 shares of Common Stock held of record by Dr. Shane; (ii) 187,500 shares of Common Stock held of record by the Shane Family Trust; (iii) 125,000 shares of Common Stock held of record by Belinha Shane; and (iv) 1,410,000 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Dr. Shane that are exercisable or will become exercisable within 60 days of March 7, 2024. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(4)

Consists of: (i) 267,664 shares of Common Stock held of record by Ms. Shane; and (ii) 207,500 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Ms. Shane that are exercisable or will become exercisable within 60 days of March 7, 2024.

(5)

Consists of: (i) 26,519 shares of Common Stock held of record by Mr. Jennings; and (ii) 71,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Mr. Jennings that are exercisable or will become exercisable within 60 days of March 7, 2024.

(6)

Consists of: (i) 88,750 shares of Common Stock held of record by Mr. Johnsen; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 7, 2024.

(7)

Consists of: (i) 88,750 shares of Common Stock held of record by Ms. Anderson; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 7, 2024.

(8)	Consists of 143,774 shares of Common Stock held of record by Dr. Lim.
(9)

Consists of: (i) 3,357,220 shares of Common Stock; (ii) 1,150,000 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock; and (iii) 545,000 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 7, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Independence of the Board

Based upon information submitted by Mr. Johnsen, Ms. Anderson, and Dr. Lim, the Board has determined that each of them is “independent” under Nasdaq corporate governance rules. Dr. Shane and Ms. Elissa Shane are not independent directors as they are employees of the Company. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Rosenberg Rich Baker Berman, P.A., during the 2023 and 2022 fiscal years:

	For the Fiscal Years Ended December 31,
	2023	2022
Audit Fees (1)	$160,000	$150,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$160,000	$150,000

(1)

Audit Fees: Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees: Audit-related fees represent professional services rendered for assurance and related services by Rosenberg Rich Baker Berman, P.A. that were reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax Fees: Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees: All other fees represent fees billed for products and services provided by Rosenberg Rich Baker Berman, P.A other than the services reported for the other categories.

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

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	11/07/11	3
3.3	Articles of Amendment of Articles of Incorporation of the Registrant, effective September 10, 2020	8-K	000-09908	9/14/20	3.1
3.4	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.5	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-3	333-249850	11/4/20	4.1
4.2	Description of Registrants Securities	10-K	001-39574	03/29/2022	4.2
4.3	Form of Warrant to Purchase Common Stock	10-Q	000-09908	05/17/21	4.1
4.4	Form of Non-Qualified Stock Option Agreement	10-Q	000-09908	05/17/21	4.2
4.5	Form of Common Stock Purchase Warrant	8-K	000-09908	09/26/21	4.1
4.6	Form of Placement Agent Warrant	8-K	000-09908	09/26/21	4.2
4.7	Form of TOMI Environmental Solutions, Inc. 12% Convertible Note	8-K	001-39574	11/07/2023	10.2
10.1+	Amended and Restated 2016 Equity Incentive Plan, as adopted by the Registrant’s stockholders on December 30, 2020	DEF 14A	001-39574	12/2/20	Appendix A
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Offer Letter, dated September 2, 2015, by and between the Registrant and Nick Jennings	10-Q	000-09908	5/16/16	10.3
10.4+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.5	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	9/30/16	10.1
10.6+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/8/18	10.1
10.7+	Amendment to Executive Employment Agreement
10.8	Form of Securities Purchase Agreement dated as of September 26, 2021, between the Registrant and the purchasers named therein	8-K	000-09908	09/26/21	10.1
10.9	Form of Securities Purchase Agreement, dated as of November 7, 2023, between TOMI Environmental Solutions, Inc. and the purchasers named therein	8-K	001-39574	11/07/2023	10.1
10.10	Form of Registration Rights Agreement, dated as of November 7, 2023, between TOMI Environmental Solutions, Inc. and the purchasers named therein	8-K	001-39574	11/07/2023	10.3
14.1	Code of Ethics	10-K	000-09908	3/31/09	14
21.1	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included in signature page)					X
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

						X
32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File					X

+	Indicates a management contract or compensatory plan.

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

DATED: April 1, 2024	TOMI ENVIRONMENTAL SOLUTIONS, INC.
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

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2024
Halden S. Shane

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Nick Jennings

/s/ ELISSA J. SHANE	Director	April 1, 2024
Elissa J. Shane

/s/ WALTER C. JOHNSEN	Director	April 1, 2024
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	April 1, 2024
Kelly J. Anderson

/s/ LIM BOH SOON	Director	April 1, 2024
Lim Boh Soon

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. (the Company) as of years ended December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for credit losses

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for credit losses against its accounts receivable balances based on the future estimated credit losses. As of December 31, 2023, the allowance for credit losses was $1.5 million, or 36% of total accounts receivable. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, forward looking information and economic trends and conditions. We identified the estimates used to determine the allowance for doubtful accounts as a critical audit matter.

We have identified the evaluation of the Company’s estimation of allowance for doubtful accounts as a critical audit matter. There is an established policy for determining overall allowance for doubtful accounts with specific judgement in place for certain account balances that require additional evaluation and assessment which are used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management's assessment of the completeness and accuracy of the allowance for credit losses, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate.

Our audit procedures related to the allowance for doubtful accounts included:

•

Testing the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2023 by recalculating and independently applying the policy to each risk pool, as well as recalculating the aging of receivables based on underlying source documentation.

•

Recomputing current and historical collection rates for customer receivable balances and comparing the historical loss rates against the current period estimated loss rates within the respective risk pools, and performing a retrospective analysis of the subsequent collections on customer receivables with certain risk characteristics.

•

Evaluating the reasonableness of management’s qualitative adjustments against the allowance for credit losses by obtaining corroborating evidence which supports the adjustments and assumptions made by management in determining the allowance.

Inventory – Valuation associated with excess and obsolete (E&O) inventory

As further described in Note 2 to the consolidated financial statements, inventory is stated at the lower of cost or net realizable value. At the balance sheet date, the Company evaluated inventories for excess quantities and obsolescence and included an inventory reserve against its inventory balances. As of December 31, 2023, the inventory reserve was approximately $0.1 million, or 3% of total inventory. To estimate the amount of inventory that may be in excess or obsolete, the Company reviews inventory quantities on hand as well as historical and projected distribution levels. The Company’s model assumes that inventory will be distributed on a first-in-first-out basis. Due to the nature of the inventory and the levels of inventory purchased in prior years, estimating the amount of inventory that is in excess or potentially obsolete involves significant judgments and estimates.

Given the significant judgments associated with evaluating the valuation of E&O inventory, auditing the reasonableness of management’s estimates and assumptions involved especially subjective judgment and an increased extent of effort, therefore we identified the estimates used to determine the valuation of the E&O inventory as a critical audit matter.

Our audit procedures related to the Company’s valuation of E&O inventory included the following:

•	Evaluating the design and implementation of controls over the E&O inventory valuation.

•	Evaluating management’s future projections by comparing the historical sales.

•	Obtaining the Company’s E&O calculation and testing the mathematical accuracy.

•

Assessing the reasonableness of the assumptions used in the E&O calculation by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculation.

•

Inquiring of the Company’s employees outside of the accounting department and evaluating other areas of the audit to identify business, product, or industry changes that may impact the inputs in the inventory E&O calculation.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2021.

Somerset, New Jersey

April 1, 2024

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,339,059	$3,866,733
Accounts Receivable - net	2,429,929	2,772,340
Other Receivables	164,150	164,150
Inventories (Note 3)	4,627,103	4,495,999
Vendor Deposits (Note 4)	29,335	447,052
Prepaid Expenses	371,298	388,359
Total Current Assets	9,960,874	12,134,633

Property and Equipment – net (Note 5)	1,048,642	1,335,331

Other Assets:
Intangible Assets – net (Note 6)	1,123,246	1,025,736
Operating Lease - Right of Use Asset (Note - 7)	467,935	528,996
Long Term Accounts Receivable - net	206,240	-
Other Assets	550,677	475,103
Total Other Assets	2,348,098	2,029,835
Total Assets	$13,357,614	$15,499,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,267,029	$1,761,750
Accrued Expenses and Other Current Liabilities (Note 14)	675,491	728,703
Deferred Revenue	-	699,732
Current Portion of Long-Term Operating Lease (Note 7)	115,658	100,282
Total Current Liabilities	2,058,178	3,290,467

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	642,527	761,132
Convertible Notes Payable, net of discount of $301,985 and $0 at December 31, 2023 and 2022, respectively (Note 10)	2,298,015	-
Total Long-Term Liabilities	2,940,542	761,132
Total Liabilities	4,998,720	4,051,599

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at December 31, 2023 and 2022, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,923,955 and 19,763,955 shares issued and outstanding at December 31, 2023 and 2022, respectively	199,240	197,640
Additional Paid-In Capital	57,985,245	57,673,559
Accumulated Deficit	(49,826,229)	(46,423,637)
Total Shareholders’ Equity	8,358,894	11,448,200
Total Liabilities and Shareholders’ Equity	$13,357,614	$15,499,799

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2023	2022

Sales, net	$7,354,564	$8,338,099
Cost of Sales	3,065,028	3,277,644
Gross Profit	4,289,536	5,060,455

Operating Expenses:
Professional Fees	575,728	536,311
Depreciation and Amortization	366,677	329,164
Selling Expenses	1,351,465	1,867,013
Research and Development	491,798	352,238
Consulting Fees	282,548	215,180
General and Administrative	4,570,597	4,642,548
Total Operating Expenses	7,638,813	7,942,454
Income (loss) from Operations	(3,349,277)	(2,881,999)

Other Income (Expense):
Interest Income	11,990	1,939
Interest Expense	(63,305)	-
Total Other Income (Expense)	(53,315)	1,939

Income (loss) before income taxes	(3,402,592)	(2,880,060)
Provision for Income Taxes (Note 16)	-	-
Net Income (loss)	$(3,402,592)	$(2,880,060)

Net income (loss) Per Common Share
Basic	$(0.17)	$(0.15)
Diluted	$(0.17)	$(0.15)

Basic Weighted Average Common Shares Outstanding	19,834,476	19,743,544
Diluted Weighted Average Common Shares Outstanding	19,834,476	19,743,544

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2022	63,750	638	19,680,955	196,809	$56,941,209	$(43,543,577)	$13,595,080
Equity Compensation					653,843		653,843
Common Stock Issued for Services Provided			51,750	518	53,820		54,338
Warrants and Options Exercised			31,250	313	24,687		25,000
Net (Loss) for the year ended December 31, 2022						(2,880,060)	(2,880,060)
Balance at December 31, 2022	63,750	$638	19,763,955	$197,640	$57,673,559	$(46,423,637)	$11,448,200

Equity Compensation					163,286		163,286
Common Stock Issued for Services Provided			160,000	1,600	148,400		150,000
Net (Loss) for the year ended December 31, 2023						(3,402,592)	(3,402,592)
Balance at December 31, 2023	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flow Used in Operating Activities:
Net Loss	$(3,402,592)	$(2,880,060)
Adjustments to Reconcile Net Loss to
Net Used In Operating Activities:
Depreciation and Amortization	366,677	329,164
Amortization of Right of Use Asset	157,315	157,315
Amortization of Software Costs	-	10,475
Amortization of Deferred Financing Costs	10,413
Equity Compensation Expense	163,286	653,843
Value of Equity Issued for Services	150,000	54,338
Reserve for Bad Debt	(183,653)	-
Inventory Reserve	-	95,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	526,064	(807,564)
Inventory	(131,104)	152,281
Prepaid Expenses	17,061	(44,786)
Vendor Deposits	417,718	(158,466)
Other Receivables	-	71,754
Long Term Accounts Receivable	(206,240)
Other Assets	(75,574)	(177,474)
Increase (Decrease) in:
Accounts Payable	(494,721)	707,711
Accrued Expenses	(53,212)	64,095
Customer Deposits	(699,732)	693,732
Lease Liability	(160,291)	(155,622)
Net Cash Used in Operating Activities	(3,598,585)	(1,234,264)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(118,630)	(40,570)
Purchase of Property and Equipment	(98,060)	(200,876)
Net Cash Used in Investing Activities	(216,690)	(241,446)

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2023	2022
Cash Flow From Financing Activities:
Proceeds from Issuance of Convertible Notes	2,287,601	-
Proceeds from Issuance of Stock and Warrants	-	25,000
Net Cash From Financing Activities:	2,287,601	25,000
Decrease In Cash and Cash Equivalents	(1,527,674)	(1,450,710)
Cash and Cash Equivalents - Beginning	3,866,733	5,317,443
Cash and Cash Equivalents – Ending	$2,339,059	$3,866,733

Supplemental Cash Flow Information:
Cash Paid For Interest	$-	$28,892
Cash Paid (Refunded) for Income Taxes	$-	$(72,086)
Non-Cash Investing and Financing Activities:
Patent and trademark costs reclassified from Other Assets	$-	$43,377

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, fair values of financial instruments, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At December 31, 2023 and December 31, 2022, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the years ended December 31, 2023 and 2022, was approximately $272,517 and $142,188, respectively.  At December 31, 2023 and December 31, 2022, the allowance for doubtful accounts reserve was $1,494,347 and $1,678,000.

Long-term trade accounts receivable, are principally amounts arising from the sale of goods and services with a contractual maturity date or realization period of greater than one year and are recognized as “Long-Term Accounts Receivable” in our Consolidated Balance Sheet.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable.  Our reserve for obsolete inventory was $95,000 as of December 31, 2023 and December 31, 2022.

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

Capitalized Software Development Costs

In accordance with ASC 985-20 regarding the development of software to be sold, leased, or marketed, we expense such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. The periodic expense for the amortization of capitalized software development costs will be included in cost of sales.  Amortization expense for the years ended December 31, 2023 and 2022, was $0 and $10,475, respectively.

Accounts Payable

As of December 31, 2023, two vendors accounted for approximately 59% of accounts payable. As of December 31, 2022, two vendors accounted for approximately 55% of accounts payable.

For the year ended December 31, 2023, two vendors accounted for 70% of cost of sales. For the year ended December 31, 2022, two vendors accounted for 67% of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2023, and December 31, 2022, our warranty reserve was $30,000 and $68,000, respectively. (See Note 15).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2023 and December 31, 2022. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing our net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the year ended December 31, 2023 and 2022, the impact of including these in our computation of diluted EPS was anti-dilutive.

Potentially dilutive securities as of December 31, 2023 consisted of 2,080,000 shares of common stock from convertible debentures, 2,772,096 shares of common stock issuable upon exercise of outstanding warrants, 617,542 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of December 31, 2022 consisted of 2,792,335 shares of common stock issuable upon exercise of outstanding warrants, 413,000 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.5 million and 3.3 million shares of common stock were outstanding at December 31, 2023 and 2022, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2023 and 2022 due to the anti-dilutive effect on net loss per share.

	For the Year Ended December 31,
	2023	2022
Net Loss	$(3,402,592)	$(2,880,060)
Net loss attributable to common shareholders	$(3,402,592)	$(2,880,060)
Weighted average number of shares of common stock outstanding:
Basic	19,834,476	19,743,544
Diluted	19,834,476	19,743,544
Net loss attributable to common shareholders per share:
Basic	$(0.17)	$(0.15)
Diluted	$(0.17)	$(0.15)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Years Ended December 31,
	2023	2022
Numerator:
Net Loss	$(3,402,592)	$(2,880,060)
Denominator:
Basic weighted-average shares	19,834,476	19,743,544
Effect of dilutive securities
Warrants	-	-
Convertible Debt	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,834,476	19,743,544

Net Loss Per Common Share:

Basic	$(0.17)	$(0.15)
Diluted	$(0.17)	$(0.15)

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, Revenue from Contracts with Customers (Topic 606). We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (rounded to nearest thousandth).

Product and Service Revenue

	For The Years Ended December 31,	Change
	2023	2022	$
SteraMist Product	$5,695,000	$6,864,000	$(1,169,000)
Service and Training	1,660,000	1,474,000	186,000
Total	$7,355,000	$8,338,000	$(983,000)

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2023	2022	$
United States	$6,125,000	$6,261,000	$(136,000)
International	1,230,000	2,077,000	(847,000)
Total	$7,355,000	$8,338,000	$(983,000)

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

Contract Balances

As of December 31, 2023, and December 31, 2022 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2023 and 2022, we issued 60,000 and 51,750 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2023 and 2022.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2023 and 2022 were approximately $498,000 and $653,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2023 and 2022, research and development expenses were approximately $492,000 and $352,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance. For public entities that qualify as a filer with the SEC, excluding entities eligible to be smaller reporting companies, ASU 2020-06 is effective for fiscal annual periods beginning after December 15, 2021, including interim periods within those fiscal years. For nonpublic entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 must be adopted as of the beginning of a company’s annual fiscal year. ASU 2020-06 may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2021. The adoption did not have an impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have an impact on our consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	December 31, 2023	December 31, 2022
Finished goods	$3,980,000	$3,929,000
Raw Materials	742,000	662,000
Inventory Reserve	(95,000)	(95,000)
Inventory, net	$4,627,000	$4,496,000

NOTE 4. VENDOR DEPOSITS

On December 31, 2023 and December 31, 2022, we maintained vendor deposits of $29,335 and $447,052, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

 Property and equipment consist of the following at:

	December 31, 2023	December 31, 2022
Furniture and fixtures	$364,819	$364,819
Equipment	2,269,185	2,236,510
Vehicles	66,170	60,703
Computer and software	306,556	246,638
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000

Total Property and Equipment	3,805,111	3,707,051
Less: Accumulated depreciation	2,756,469	2,371,720
Property and Equipment, net	$1,048,642	$1,335,331

For the years ended December 31, 2023 and 2022, depreciation was $345,556 and $314,669, respectively. For the years ended December 31, 2023 and 2022, amortization of tenant improvement allowance was $39,194 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $21,121 and $14,495 for the years ended December 31, 2022 and 2021, respectively.

Definite life intangible assets consist of the following:

	December 31, 2023	December 31, 2022
Intellectual Property and Patents	$3,196,396	$3,108,063
Less: Accumulated Amortization	2,904,013	2,882,892
Patents, net	$292,383	$225,171

Indefinite life intangible assets consist of the following:

Trademarks	830,863	800,565
Total Intangible Assets, net	$1,123,246	$1,025,736

Approximate future amortization is as follows (rounded to nearest thousandth):

Year Ended:	Amount

December 31, 2024	20,000
December 31, 2025	20,000
December 31, 2026	20,000
December 31, 2027	20,000
December 31, 2028	20,000
Thereafter	192,000
Total	$292,000

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

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use asset	$467,935	$528,996
Liabilities:
Current Portion of Long-Term Operating Lease	$115,658	$100,282
Long-Term Operating Lease, Net of Current Portion	642,527	761,132
Total	$758,185	$861,414

The components of lease expense are as follows within our consolidated statement of operations:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Operating lease expense	$157,315	$157,315

Other information related to leases where we are the lessee is as follows:

	December 31, 2023	December 31, 2022

Weighted-average remaining lease term:
Operating leases	5.00 years	6.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$160,290	$155,621

As of December 31, 2023, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2024	$165,098
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,819
Thereafter	33,751
Total minimum lease payments	910,281
Less: Interest	152,096
Present value of lease obligations	758,185
Less: Current portion	115,658
Long-term portion of lease obligations	$642,527

NOTE 8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with ASC 985-20 we capitalized certain software development costs associated with updating our continuing line of product offerings. Capitalized software development costs consist of the following at:

	December 31, 2023	December 31, 2022
Capitalized Software Development Costs	$125,704	$125,704
Less: Accumulated Amortization	(125,704)	(125,704)
Capitalized Software Development Costs - net	$-	$-

Amortization expense for the years ended December 31, 2023 and 2022 was $0 and $10,475, respectively.

NOTE 9. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of December 31, 2023. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the years ended December 31, 2023 and 2022 were $15,063 and $15,027, respectively.

NOTE 10. CONVERTIBLE DEBT

On October and November 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “Notes”).  As of December 31, 2023, we issued and sold an aggregate of $2,600,000 of Notes to certain Investors pursuant to the SPA.

In October and November 2023, we  sold and issued pursuant to the  SPA convertible promissory notes (the “Notes”) to purchase an aggregate of 2,080,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $2,600,000. The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to the Notes for the years ended December 31, 2023 and 2022 was $54,892 and $0, respectively.

Amortization of deferred financing costs were $10,413 and $0 for the years ended December 31, 2023 and 2022, respectively, which has been included with interest expense on the statement of operations.

Convertible notes consist of the following at:

	December 31,	December 31,
	2023	2022

Convertible notes	$2,600,000	$-
Less: Debt issuance costs	(312,398)	-
Accumulated amortization	10,413	-
Convertible notes, net	$2,298,015	$-

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2023 and 2022, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2023 and 2022, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

In January 2023, we issued options to purchase 42,042 shares of Common Stock to employees at an exercise prices of $0.71- $0.85 per share pursuant to an employment agreement. The options were valued at $30,925, in aggregate and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by our employees with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 5 years. The grant date fair value of each share of Common Stock underlying the options was $0.76.

The total stock based compensation for the years ended December 31, 2023 and 2022, was $163,286 and $653,843, respectively which has been in included within General and Administration expense in our statement of operations.

The following table summarizes stock options outstanding as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	413,000	$1.65	143,000	$2.66
Granted	217,042	0.82	270,000	1.12
Exercised	-	-	-	-
Expired	(12,500)	-	-	-
Outstanding, end of period	617,542	$1.38	413,000	$1.65

Options outstanding and exercisable by price range as of December 31, 2023 were as follows:

		Average	Exercisable Options
		Weighted
		Remaining		Weighted
Outstanding Options		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	4.06	7,042	$0.71
$0.80	27,500	2.20	27,500	$0.80
$0.85	210,000	9.08	210,000	$0.85
$0.88	31,250	1.01	31,250	$0.88
$0.96	12,500	1.02	12,500	$0.96
$1.12	270,000	9.06	270,000	$1.12
$1.93	10,500	4.06	10,500	$1.93
$2.16	5,000	2.00	5,000	$2.16
$4.40	12,500	3.05	12,500	$4.40
$7.06	31,250	2.75	31,250	$7.06
	617,542	7.05	617,542	$1.38

Stock Warrants

The following table summarizes the outstanding common stock warrants as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,792,335	$2.25	3,381,021	$2.22
Granted	-	-	-	-
Exercised	-	-	(31,250)	(0.21)
Expired	(20,239)	(1.11)	(557,436)	(2.23)
Outstanding, end of period	2,772,096	$2.25	2,792,335	$2.25

Warrants outstanding and exercisable by price range as of December 31, 2023 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	9.89	31,250	$0.64
$0.80	125,000	10.08	125,000	$0.80
$0.96	442,708	8.98	442,708	$0.96
$1.12	6,250	0.30	6,250	$1.12
$1.20	156,250	1.09	156,250	$1.20
$1.68	1,434,721	2.75	1,434,721	$1.68
$2.18	172,167	2.75	172,167	$2.18
$4.00	28,750	6.32	28,750	$4.00
$6.95	375,000	7.75	375,000	$6.95

	2,772,096	4.62	2,772,096	$2.25

There were no unvested warrants outstanding as of December 31, 2023.

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

Product Liability

As of December 31, 2023 and 2022, there were no claims against us for product liability.

NOTE 13. CONTRACTS AND AGREEMENTS

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

For the year ended December 31, 2023, we issued an aggregate of 60,000 shares of Common Stock that were valued at approximately $51,000 to members of our Board.

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

Cloud Computing Service Contract

In May 2020 we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount
December 31, 2024	30,000
December 31, 2025	-
December 31, 2026	-
Total	$30,000

NOTE 14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2023	December 31, 2022
Commissions	$200,837	$442,805
Payroll and related costs	201,009	136,000
Director fees	37,650	34,650
Sales Tax Payable	5,707	(1,351)
Accrued warranty (Note 15)	30,000	68,000
Allowance for Sales Returns	128,390	-
Other accrued expenses	71,898	48,599
Total	$675,491	$728,703

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

The following table presents warranty reserve activities at:

	December 31, 2023	December 31, 2022
Beginning accrued warranty costs	$68,000	$68,000
Provision for warranty expense	26,911	24,158
Settlement of warranty claims	(64,911)	(24,158)
Ending accrued warranty costs	$30,000	$68,000

NOTE 16. INCOME TAXES

The Company’s income tax expense (benefit) consisted of:
For the Year Ended
	December 31,	December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:

	For the Year Ended
	December 31,	December 31,
	2023	2022

United States	$(3,402,592)	$(2,880,060)
Foreign	-	-
Total	$(3,402,592)	$(2,880,060)

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

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2023 and 2022 was as follows:

	For the Year Ended
	December 31,	December 31,
	2023	2022

Income (Loss) before income tax	$(3,402,592)	$(2,880,060)
US statutory corporate income tax rate	28%	28%
Income tax expense computed at US statutory corporate income tax rate	(952,726)	(806,417)
Reconciling items:
Change in valuation allowance on deferred tax assets	2,121,178	553,005
Provision to prior year tax return	(1,188,884)	36,032
Incentive stock options and warrants	45,720	183,076
Gain Upon Debt Extinguishment
Meals and Entertainment	3,347	-
Other	(29,235)	34,304
Income tax expense (benefit)	$-	$-

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:

Reserve for Bad Debt	$418,000	$470,000
Inventory Reserve	27,000	27,000
Accrued Vacation	53,000	38,000
Warranty Reserve	8,000	19,000
Intangible Assets	181,000	257,000
Capitalized R&D	148,000	67,000
Stock-Based Compensation	1,246,000	-
Operating lease right-of-use liabilities	212,000	241,000
Net operating losses	5,568,000	4,639,000
Valuation Allowance	(7,539,000)	(5,332,000)
Deferred Tax Assets	322,000	426,000

Deferred tax liabilities:
Operating lease right-of-use assets	(189,000)	(217,000)
Property and Equipment	(133,000)	(209,000)
	(322,000)	(426,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC-740 guidance for income taxes. As of December 31, 2023, we recorded a valuation allowance of $7,539,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $999,000 during the year ended December 31, 2023, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards (“NOL”) as of December 31, 2023 and 2022 of approximately $20,796,000 and $17,479,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2023 and 2022 of approximately $17,153,000 and $13,835,000 respectively to reduce future state taxable income. If any of the NOL’s generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2023, and 2022, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 17. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable.

As of December 31, 2023, two customers accounted for 27% of our gross accounts receivable.

As of December 31, 2022, one customer accounted for 14% of our gross accounts receivable.

For the year ended December 31, 2023, we had 2 customers who represented 20% of revenue. For the year ended December 31, 2022, we had no customer who represented 10% or more of revenue.

