Form 10-Q
period 2024-03-31
TOMI Environmental Solutions, Inc.
filed 2024-05-15
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

 or

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

As of May 10, 2024, the registrant had 19,955,205 shares of common stock outstanding.

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

Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent annual report on Form 10-K previously filed with the Securities and Exchange Commission on April 1, 2024. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	March 31, 2024 (Unaudited)	December 31, 2023
Cash and Cash Equivalents	$1,093,219	$2,339,059
Accounts Receivable - net	2,115,691	2,429,929
Other Receivables	164,150	164,150
Inventories (Note 3)	4,645,885	4,627,103
Vendor Deposits (Note 4)	124,427	29,335
Prepaid Expenses	384,003	371,298
Total Current Assets	8,527,375	9,960,874

Property and Equipment – net (Note 5)	1,060,640	1,048,642

Other Assets:
Intangible Assets – net (Note 6)	1,118,369	1,123,246
Operating Lease - Right of Use Asset (Note - 7)	451,514	467,935
Long Term Accounts Receivable - net	206,240	206,240
Other Assets	593,930	550,677
Total Other Assets	2,370,053	2,348,098
Total Assets	$11,958,068	$13,357,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,351,118	$1,267,029
Accrued Expenses and Other Current Liabilities (Note 13)	472,525	675,491
Deferred Revenue	13,659	-
Current Portion of Long-Term Operating Lease	118,911	115,658
Total Current Liabilities	1,956,213	2,058,178

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	612,017	642,527
Convertible Notes Payable, net of discount of $286,366 and $301,985 at March 31, 2024 and December 31, 2023, respectively (Note 9)	2,313,634	2,298,015
Total Long-Term Liabilities	2,925,651	2,940,542
Total Liabilities	$4,881,864	$4,998,720

Commitments and Contingencies (Note 11)	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 19,955,205 and 19,923,955 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	199,553	199,240
Additional Paid-In Capital	58,012,432	57,985,245
Accumulated Deficit	(51,136,419)	(49,826,229)
Total Shareholders’ Equity	7,076,204	8,358,894
Total Liabilities and Shareholders’ Equity	$11,958,068	$13,357,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2024	2023

Sales, net	$1,114,087	$1,582,172
Cost of Sales	443,419	640,935
Gross Profit	670,668	941,237

Operating Expenses:
Professional Fees	197,999	137,185
Depreciation and Amortization	77,921	88,776
Selling Expenses	289,069	376,653
Research and Development	67,971	70,520
Consulting Fees	113,635	75,455
General and Administrative	1,150,549	1,380,794
Total Operating Expenses	1,897,144	2,129,383
Income (loss) from Operations	(1,226,476)	(1,188,146)

Other Income (Expense):
Interest Income	9,906	659
Interest Expense	(93,620)	-
Total Other Income (Expense)	(83,714)	659

Income (loss) before income taxes	(1,310,190)	(1,187,487)
Provision for Income Taxes (Note 16)	-	-
Net Income (loss)	$(1,310,190)	$(1,187,487)

Net income (loss) Per Common Share
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

Basic Weighted Average Common Shares Outstanding	19,954,511	19,806,622
Diluted Weighted Average Common Shares Outstanding	19,954,511	19,806,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

For the three months ended March 31, 2024

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2024	63,750	638	19,923,955	199,240	$57,985,245	$(49,826,229)	$8,358,894
Warrants and Options Exercised			31,250	313	27,187		27,500
Net (Loss) for the three months ended March 31, 2024						(1,310,190)	(1,310,190)
Balance at March 31, 2024	63,750	$638	19,955,205	$199,553	$58,012,432	$(51,136,419)	$7,076,204

For the three months ended March 31, 2023

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2023	63,750	638	19,763,956	197,640	$57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					158,833		158,833
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the three months ended March 31, 2023						(1,187,487)	(1,187,487)
Balance at March 31, 2023	63,750	$638	19,823,956	$198,240	$57,882,792	$(47,611,124)	$10,470,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flow From Operating Activities:
Net Income (Loss)	$(1,310,190)	$(1,187,487)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	77,921	88,776
Amortization of Right of Use Asset	39,329	39,329
Amortization of Deferred Financing Costs	15,620	-
Equity Compensation Expense	-	158,833
Value of Equity Issued for Services	-	51,000
Reserve for Bad Debt	(96,620)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	410,858	281,653
Inventory	(18,782)	142,541
Prepaid Expenses	(12,705)	(24,616)
Vendor Deposits	(95,093)	(67,151)
Other Assets	(43,253)	(45,581)
Increase (Decrease) in:
Accounts Payable	84,090	(518,441)
Accrued Expenses	(202,966)	(161,769)
Customer Deposits	13,659	(81,243)
Lease Liability	(40,367)	(39,191)
Net Cash Provided (Used) in Operating Activities	(1,178,499)	(1,363,347)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(94,840)	(34,086)
Net Cash (Used) in Investing Activities	(94,840)	(34,086)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	27,500	-
Net Cash From Financing Activities:	27,500	-
Increase (Decrease) In Cash and Cash Equivalents	(1,245,840)	(1,397,433)
Cash and Cash Equivalents - Beginning	2,339,059	3,866,733
Cash and Cash Equivalents – Ending	$1,093,219	$2,469,300

Supplemental Cash Flow Information:
Cash Paid for Interest	$49,000	$-

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 and notes thereto which are included in the annual report on Form 10-K previously filed with the SEC on April 1, 2024 (the “Annual Report”). We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

For the three months ended March 31, 2024 our loss was $1,310,000 and the cash used in operations was $1,178,000. Absent any other action, the Company may require additional liquidity to continue its operations over the next 12 months. However, management has considered its liquidity plans to continue the Company as a going concern and believes substantial doubt is alleviated by managing costs and expenses, raising capital by closing equity and debt offerings and generating additional revenue and funding through increased sales, government grants and other sources.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At March 31, 2024 and December 31, 2023, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Bad debt expense for the three months ended March 31, 2024 and 2023, respectively was approximately $88,000 and $54,000.  At March 31, 2024 and December 31, 2023, the allowance for credit losses was approximately $1,398,000 and $1,494,000.

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

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable.  Our reserve for obsolete inventory was $95,000 as of March 31, 2024 and December 31, 2023.

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

Accounts Payable

As of March 31, 2024, one vendor accounted for approximately 50% of accounts payable. As of December 31, 2023, two vendors accounted for approximately 59% of accounts payable.

For the three months ended March 31, 2024 and 2023, two vendors accounted for 49% and 59% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.  As of March 31, 2024, and December 31, 2023, our warranty reserve was $30,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes.  Net deferred tax benefits have been fully reserved at March 31, 2024 and December 31, 2023.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing our net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock and convertible debt as prescribed in FASB ASC Topic 260. Because of the net loss for the three months ended  March 31, 2024 and 2023, the impact of including these in our computation of diluted EPS was anti-dilutive.

Potentially dilutive securities as of March 31, 2024 consisted of 2,080,000 shares of common stock from convertible debentures, 2,772,096 shares of common stock issuable upon exercise of outstanding warrants, 580,042 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of March 31, 2023 consisted of 2,773,585 shares of common stock issuable upon exercise of outstanding warrants, 610,500 shares of common stock issuable upon vesting and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.5 million and 3.4 million shares of common stock were outstanding at March 31, 2024 and 2023, respectively, but were excluded from the computation of diluted net loss per share at March 31, 2024 and 2023 due to the anti-dilutive effect on net loss per share.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2024	2023
SteraMist Product	$743,000	$1,276,000
Service and Training	371,000	306,000
Total	$1,114,000	$1,582,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2024	2023
United States	$662,000	$1,128,000
International	452,000	454,000
Total	$1,114,000	$1,582,000

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

Contract Balances

As of March 31, 2024, and December 31, 2023, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Equity Compensation Expense

We account for equity compensation expense in accordance with FASB ASC 718, “Compensation-Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the three months ended March 31, 2023, we issued 60,000 shares of Common Stock, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2024 and 2023.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses for the three months ended March 31, 2024 and 2023 were approximately $92,000 and $197,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the three months ended March 31, 2024 and 2023, research and development expenses were approximately $68,000 and $71,000, respectively.

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

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	March 31, 2024 (Unaudited)	December 31, 2023
Finished Goods	$3,922,000	$3,980,000
Raw Materials	819,000	742,000
Inventory Reserve	(95,000)	(95,000)
Total	$4,646,000	$4,627,000

NOTE 4. VENDOR DEPOSITS

At March 31, 2024 and December 31, 2023, we maintained vendor deposits of $124,427 and $29,335 respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2024 (Unaudited)	December 31, 2023
Furniture and fixtures	$458,651	$364,819
Equipment	2,269,185	2,269,185
Vehicles	66,170	66,170
Computer and software	307,563	306,656
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,899,950	3,805,211
Less: Accumulated depreciation	2,839,310	2,756,469
Property and Equipment, net	$1,060,640	$1,048,642

For the three months ended March 31, 2024 and 2023, depreciation was $73,043 and $85,003, respectively. For the three months ended March 31, 2024 and 2023, amortization of tenant improvement allowance was $9,798 and was recorded as lease expense and included within general and administrative expense on the condensed consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $4,878 and $3,773 for the three months ended March 31, 2024 and 2023, respectively.

Definite life intangible assets consist of the following:

	March 31, 2024 (Unaudited)	December 31, 2023
Intellectual Property and Patents	$3,196,396	$3,196,396
Less: Accumulated Amortization	2,908,890	2,904,013
Patents, net	$287,506	$292,383

            Indefinite life intangible assets consist of the following:

Trademarks	830,863	830,863

Total Intangible Assets, net	$1,118,369	$1,123,246

Approximate future amortization is as follows (rounded to nearest thousandth):

Year Ended:	Amount

April 1 – December 31, 2024	$15,000
December 31, 2025	20,000
December 31, 2026	20,000
December 31, 2027	20,000
December 31, 2028	20,000
Thereafter	193,000
Total	$288,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2024 (Unaudited)	December 31, 2023

Assets:
Operating lease right-of-use asset	$451,514	$467,935
Liabilities:
Current Portion of Long-Term Operating Lease	$118,911	$115,658
Long-Term Operating Lease, Net of Current Portion	612,017	642,527
Total Right of Use Liability	$730,928	$785,185

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended March 31, 2024 (Unaudited)	For the Three Months Ended March 31, 2023 (Unaudited)

Operating lease expense	$39,329	$39,329

Other information related to leases where we are the lessee is as follows:

	March 31, 2024 (Unaudited)	December 31, 2023

Weighted-average remaining lease term:
Operating leases	4.75 years	5.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended March 31, 2024 (Unaudited)	For the Three Months Ended March 31, 2023 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$40,366	$39,191

As of March 31, 2024, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 – December 31, 2024	$124,732
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,819
Thereafter	33,751
Total minimum lease payments	869,914
Less: Interest	138,986
Imputed value of lease obligations	730,928
Less: Current portion	118,911
Long-term portion of lease obligations	$612,017

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of March 31, 2024. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three months ended March 31, 2024 and 2023 were $3,766 and $3,766, respectively.

NOTE 9. CONVERTIBLE DEBT

In October and November 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “Notes”). As of December 31, 2023, we issued and sold an aggregate of $2,600,000 of Notes to certain Investors pursuant to the SPA.

In October and November 2023, we sold and issued pursuant to the SPA convertible promissory notes (the “Notes”) to purchase an aggregate of 2,080,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $2,600,000. The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to the Notes for the three months ended March 31, 2024 and 2023 was $78,000 and $0, respectively.

Amortization of deferred financing costs were $15,620 and $0 for the three months ended March 31, 2024 and 2023, respectively, which has been included with interest expense on the statement of operations.

Convertible notes consist of the following at:

	March 31,	December 31,
	2024	2023
	(Unaudited)

Convertible notes	$2,600,000	$2,600,000
Less: Debt issuance costs	(312,398)	(312,398)
Accumulated amortization	26,032	10,413
Convertible notes, net	$2,313,634	$2,298,015

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2024 and December 31, 2023, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2024 and December 31, 2023, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

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

The following table summarizes stock options outstanding as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	(Unaudited)
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	617,542	$1.38	413,000	$1.65
Granted	-	0.85	217,042	0.82
Exercised	(31,250)	0.88	-	-
Expired	(6,250)	0.80	(12,500)	-
Outstanding, end of period	580,042	$1.42	617,542	$1.38

Options outstanding and exercisable by price range as of March 31, 2024 were as follows:

Outstanding Options		Average	Exercisable Options
		Weighted
		Remaining		Weighted
		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	3.81	7,042	$0.71
$0.80	21,250	1.95	21,250	$0.80
$0.85	210,000	8.83	210,000	$0.85
$0.96	12,500	0.77	12,500	$0.96
$1.12	270,000	8.81	270,000	$1.12
$1.93	10,500	3.81	10,500	$1.93
$2.16	5,000	1.75	5,000	$2.16
$4.40	12,500	2.80	12,500	$4.40
$7.06	31,250	2.50	31,250	$7.06
	580,042	6.80	580,042	$1.43

Stock Warrants

The following table summarizes the outstanding common stock warrants as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,772,096	$2.25	2,792,335	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(20,239)	(1.11)
Outstanding, end of period	2,772,096	$2.25	2,772,096	$2.25

Warrants outstanding and exercisable by price range as of March 31, 2024 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	9.64	31,250	$0.64
$0.80	125,000	9.83	125,000	$0.80
$0.96	442,708	8.73	442,708	$0.96
$1.12	6,250	0.05	6,250	$1.12
$1.20	156,250	0.84	156,250	$1.20
$1.68	1,434,721	2.50	1,434,721	$1.68
$2.18	172,167	2.50	172,167	$2.18
$4.00	28,750	6.07	28,750	$4.00
$6.95	375,000	7.50	375,000	$6.95

	2,772,096	4.37	2,772,096	$2.25

There were no unvested warrants outstanding as of March 31, 2024.

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

Product Liability

As of March 31, 2024 and December 31, 2023, there were no claims against us for product liability.

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

Cloud Computing Service Contract

In May 2020 we entered into an agreement with a vendor for a cloud computing service contract. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. Approximate minimum future payments under the contract are as follows:

Year Ended:	Amount

April 1 - December 31, 2024	$30,000
December 31, 2025	-
Total	$30,000

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2024 (Unaudited)	December 31, 2023
Commissions	$105,315	$200,837
Payroll and related costs	203,242	201,009
Director fees	37,650	37,650
Sales Tax Payable	6,062	5,707
Accrued warranty (Note 14)	30,000	30,000
Other accrued expenses	90,256	71,898
Total	$472,525	$675,491

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

The following table presents warranty reserve activities at:

	March 31, 2024 (Unaudited)	December 31, 2023
Beginning accrued warranty costs	$30,000	$68,000
Provision for warranty expense	3,962	26,911
Settlement of warranty claims	(3,962)	(64,911)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. INCOME TAXES

For the three months ended March 31, 2024 and 2023, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of March 31, 2024 and December 31, 2023, we recorded a valuation allowance of $7,851,000 and $7,539,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

Two customers accounted for 37% of net revenue for the three months ended March 31, 2024. Two customers accounted for 26% of net revenue for the three months ended March 31, 2023.

As of March 31, 2024 three customers accounted for 41% of our gross accounts receivable.  As of December 31, 2023, two customers accounted for 27% of our gross accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements are not guaranteeing future performance and the TOMI Environmental Solutions, Inc. (the “Company,” “TOMI,” “we,” and “our”) actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Annual Report”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Quarterly Highlights

Business Update

During the first quarter of 2024, we continued to expand our sales pipeline and saw increased demand for our CES systems as well as our iHP corporate service. We ended the quarter on a strong note with our sales backlog of approximately $900,000 which will primarily be recognized into revenue in the second and third quarters of 2024. We also saw positive signals in the market during the first quarter with respect to growth in our domestic and international sales pipeline. Our quarter-over-quarter recognized revenue did decline because of the timing of customer orders and the related revenue recognition guidelines.

Our overall sale volume and sales order activity for the first quarter of 2024 amounted to $2,000,000 which consisted of approximately $1,100,000 in recognized revenue and an approximate sales backlog of $900,000 at the end of the quarter.

Although first quarter sales figures have decreased compared to the first quarter of 2023, we are off to strong business development in 2024. Our multi-million domestic and international sales pipeline continues to grow, and we anticipate this will lead to growth in our top line revenues for the remainder of 2024 and into 2025.

During the first quarter 2024, we were notified by the Department of Homeland Security, that our SteraMist technology has been included in their Science and Technology Directorate Budget overview for the purchase of 16 SteraMist Environment Systems in the amount of approximately $2,000,000. Our SteraMist technology will be used to support the decontamination of the Plum Island Animal Disease Center.

We continue to think out of the box and find new markets for our SteraMist iHP technology. The biofuel industry is one that has high incentives to attain better alternative biofuel. iHP is very fast and the second strongest oxidizer known to man which may be able to be applied in the conversion of cellulose for biofuels. We are also in the early stages of marketing our SteraMist technology to be used in the decontamination process in the server farm industry and data centers. One of the largest areas of new infrastructure spend over the next 1 to 5 years is data centers. Major tech companies will pour $1 trillion into data centers over the next five years. Third-party data centers operators are one of the many beneficiaries of the AI boom. These data centers will need high-level disinfection to maintain levels of cleanliness that is needed to sustain their centers equipment.

In the first quarter of 2024, we were invited to submit a proposal and apply to the Department of Defense to participate in a $3,000,000 grant in connection with mitigation of ethylene oxide sterilization. In May 2024, we submitted our proposal and application to participate in the grant. As DoD SBIR 2024.4 goes through the process we will keep all shareholders updated. H2D-0222-SteraMist, iHP an innovative solution for mitigation of ethylene oxide and a new sustainable and environmentally friendly sterilization process for a safer world.

In the first quarter 2024, we saw a continued increase in demand for our SteraMist iHP service where we saw quarter over quarter growth of 21%. For the three months ended March 31, 2024 and 2023, our iHP service revenue was $371,000 and $306,000, respectively.

On March 7, 2024, we announced an expansion in its SteraMist iHP Corporate Service contracts with the addition of new partners including the University of Texas and Rising Pharmaceuticals reaffirming its position as a leading provider of decontamination services to corporate clients in the life sciences industry.

Recent developments in the service decontamination sector, particularly changes within one of our primary competitors, have resulted in an influx of additional leads for our company. We anticipate continued growth in our service decontamination business, with the potential for a significant revenue uptick as we capitalize on the opportunities presented by our competitor’s shifts.

Demand for our CES systems continues to grow as well as our portfolio of systems that have been built. In February, we announced the signing of a new contract for a SteraMist iHP Custom Engineered System (CES) installation with a California-based life sciences company. The contracted iHP Custom Engineered System (CES) is valued at approximately $600,000. This system, featuring six applicators, will be integrated into a clinical suite, and is expected to be fully installed by the end of the third quarter in 2024.

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

We recently received notification from a U.S. based multinational pharmaceutical company, that two of our CES systems which were delivered in 2022 have been qualified and will go live by the fourth quarter of 2024. In September 2022, we announced the expansion of our technology into these facilities and the related estimated amount of annual solution revenue of $250,000 which will now be set to begin with the CES systems receiving qualification from our customer.

During the first quarter we remained active in our marketing initiatives and attended and presented our SteraMist brand of products at various tradeshows, most notably Maryland Tech Council Event: Technology Transformation Conference, National Air Duct Cleaners of America Conference, AORN Surgical Expo, NFMT + Clean Building Expo, Indoor Ag-Con + Grocery and PDA Annual Meeting.

Subsequent to the close of the first quarter, we announced the company has received the Gold Safety Award from Highwire. The award is presented to TOMI in recognition of the Company achieving a score of between 85-94 on the Highwire Safety Assessment. Highwire’s Safety Assessment reviews a company’s historic and current safety performance. The program provides a thorough, objective, and consistent evaluation of company performance so clients and contractors can identify, monitor, and mitigate risks more effectively. The results provide a strong indicator of how a contractor values safety and serve as a reliable predictor of future performance.

TOMI’s latest venture, the SteraMist Pro Certified (SPC) program, signifies a significant step towards industry excellence. Our aim is to establish a standard that reflects a commitment to continuous improvement, adherence to evolving disinfection and biohazard response norms, and dedication to setting benchmarks in the field.

Central to our mission is ensuring that the SPC program resonates with consumers by placing their needs at the forefront, portraying the certification as user-centric rather than SteraMist-centric. This approach is crucial in garnering recognition and legitimacy for the certification.

In optimizing our communication, offerings, and requirements, we are prioritizing the categorization of Certification participants: Individuals, Sole Proprietors/Small Businesses, Franchises, and Internal/Departments. This classification will enable us to tailor our approach and support to meet the specific needs and challenges faced by each group. Our TOMI Service Network members and many current customers may fall within these categorizations and all that are eligible will be offered to join the SPC program.

As we move forward, the SteraMist Pro Certified (SPC) program will encompass a comprehensive set of criteria to ensure industry-leading standards. This includes:

1. SteraMist equipment ownership: Demonstrating a commitment to utilizing SteraMist technology for effective disinfection.

2. Public health commitment: Upholding a dedication to safeguarding public health through rigorous disinfection practices.

3. Training excellence: Ensuring thorough and ongoing training for personnel involved in disinfection procedures.

4. Employee awareness and training: Fostering a culture of awareness and competence among staff regarding disinfection protocols.

5. Equipment maintenance assurance: Guaranteeing the proper maintenance and upkeep of SteraMist equipment to optimize performance.

6. Internal self-audit program: Implementing regular self-assessment processes to monitor and improve disinfection practices.

7. Customer feedback innovation: Embracing customer feedback to drive innovation and enhance service delivery.

8. Continuous improvement documentation: Documenting efforts to continuously enhance disinfection practices and procedures.

9. Environmental sustainability commitment: Incorporating environmentally sustainable practices into disinfection operations.

10. Emergency response plan with risk assessment: Developing comprehensive plans and risk assessments to effectively respond to emergencies.

The SPC program seeks to ensure certified entities are equipped to deliver disinfection decontamination while prioritizing public health, safety, and environmental sustainability.

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

In collaboration with certain partners, TOMI proudly introduced the SteraMist Integration System (SIS) product line tailored for enclosure decontamination. The inaugural offering, the Stand-Alone model, previously recognized as the Select Plus, has swiftly gained traction in the market, particularly catering to the Biosafety Cabinet (BSC) segment. This innovative solution offers customers seamless setup and versatility, making it an ideal choice for spaces necessitating a single-applicator decontamination fog.

We are actively engaged in discussions with numerous manufacturers to ensure the seamless integration of our SIS Manufacturer line. Our efforts are focused on finding the ideal end user in collaboration with our partners to facilitate the development of a comprehensive package. Once finalized, this standardized solution will significantly expand our reach within the Life Sciences sector.

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

The SteraMist Transport has seen positive reception of its SteraMist Transport unit, an all-in-one dual voltage fogging product designed to treat a wide variety of vehicle sizes with an application time of only 20 minutes per 1,000 cubic feet. The initial batch of this innovative product is currently in a soft launch phase and was sold for live practical assessment with an existing international customer and domestic distributor.

TOMI launched its fourth generation SteraMist Environment System. The 24-volt model, allows for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time. In addition, the unit has eight (8) outputs where four (4) are dedicated to our regular process of constant or pulse Injection, Dwell, and Aeration along with a light beacon status bar and four (4) are programmable to meet the customer needs for any external equipment they may desire to work with the system. This system is currently on the market and remains to be one of our most popular quoted product lines, has been implemented by customers, and is receiving praise for its further developments.

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

The insights gained from working closely with life sciences companies also inform our product development and service offerings, enabling us to better meet the evolving needs of markets. In today’s pharmaceutical market, characterized by rapid innovation, stringent regulatory requirements, and global competition-efficiency and speed are paramount. Pharmaceutical companies, including Contract Development and Manufacturing Organizations (“CDMO”), are under pressure to streamline their operations while maintaining high standards of quality and compliance.

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

Business Highlights and Recent Events

Revenues:

Total revenue for the three months ended March 31, 2024, and 2023, was $1,114,000 and $1,582,000, respectively, representing an decrease of $468,000, or 30% compared to the same prior year period. The decrease in revenue was attributable to the timing of customer orders and the related revenue recognition.

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

2024 Events:

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

On April 3, 2024, we announced the company has received the Gold Safety Award from Highwire. The award is presented to TOMI in recognition of the Company achieving a score of between 85-94 on the Highwire Safety Assessment.

On April 15, 2024, we announced our attendance at Interphex 2024 showcasing our new innovations. Interphex 2024 provides an opportunity for a wide range of biotechnology industry leaders to discover SteraMist’s groundbreaking iHP technology which was held in New York City on April 16-18, 2024.

Research Studies:

TOMI continues to be active in the global market, using registrations to expand sales opportunities.  Currently, TOMI is in the registration process for India, and renewal to meet new requirements in the Philippines.  Both markets offer excellent potential due to interest in the TOMI suite of decontamination/disinfection solutions.

TOMI is in the annual process of self-audit, where all SOPs are reviewed and updated as needed, and all compliments and complaints and requests for changes/new equipment are evaluated.

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

Analysis concluded dramatic reduction in fungal growth, mold spores, and yield loss from environmental bio-loads, with notable efficacy against Alternaria, a species causing 20% yield loss in all annual vegetable production. Levels went from high/medium to non-existent/nondetectable with the following spores: Alternaria (Ulocladium), Aspergillus/Penicillium, Acremonium++, and Botrytis.

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

 It is still very early in the process, but this could lead to opportunities in large manufacturing faculties that would have a need for our custom unit built-ins in the manufacturing of medical equipment to replace ethylene oxide, as SteraMist’s only by-product environmentally is humidity and oxygen.

In the first quarter of 2024, we were invited to submit a proposal and apply to the Department of Defense to participate in a $3,000,000 grant in connection with mitigation of ethylene oxide a known carcinogenic. In May 2024, we submitted our proposal and application to participate in the grant.

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

We have submitted utility patent applications in multiple jurisdictions and countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, New Zealand, Australia and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on 32 separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to the United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property.

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

Financial Operations Overview

            Our financial position as of March 31, 2024 and December 31, 2023, respectively, was as follows:

	March 31, 2024 (Unaudited)	December 31, 2023
Total shareholders’ equity	$7,076,000	$8,359,000
Cash and cash equivalents	$1,093,000	$2,339,000
Deferred Revenue	$14,000	$-
Accounts receivable – Current, net	$2,116,000	$2,430,000
Inventories	$4,646,000	$4,627,000
Prepaid expenses	$384,000	$371,000
Vendor Deposits	$124,000	$29,000
Other Receivables	$164,000	$164,000
Accounts receivable – Long Term, net	$206,000	$206,000
Current liabilities – Excluding Deferred Revenue	$1,942,000	$2,058,000
Long-term liabilities – Convertible Notes	$2,314,000	$2,298,000
Long-term liabilities – Other	$612,000	$643,000
Working Capital	$6,571,000	$7,903,000

During the three months ended March 31, 2024, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $1,178,000.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023:

	For The Three Months Ended March 31,	Change
	2024	2023	$
Revenue, Net	$1,114,000	$1,582,000	$(468,000)
Gross Profit	671,000	941,000	(270,000)
Total Operating Expenses (1)	1,897,000	2,129,000	(232,000)
Income (Loss) from Operations	(1,226,000)	(1,188,000)	(38,000)
Total Other Income (Expense)	(84,000)	1,000	(85,000)
Provision for (benefit from) Income Taxes	-	-	-
Net Income (Loss)	$(1,310,000)	$(1,187,000)	(123,000)
Basic Net Income (Loss) per share	$(0.07)	$(0.06)	$(0.01)
Diluted Net Income (Loss) per share	$(0.07)	$(0.06)	$(0.01)

Revenue

Total revenue for the three months ended March 31, 2024 and 2023, was $1,114,000 and $1,582,000, respectively, representing a decrease of $486,000 compared to the same prior year period.  The decrease in revenue was attributable to the timing of customer orders and the related revenue recognition.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic has subsided, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Product and Service Revenue

	For The Three Months Ended March 31,		Change
	2024	2023	$
SteraMist Product	$743,000	$1,276,000	$(533,000)
Service and Training	371,000	306,000	65,000
Total	$1,114,000	$1,582,000	$(468,000)

SteraMist Product-based revenues for the three months ended March 31, 2024 and 2023, were $743,000 and $1,276,000, representing a decrease of $533,000 when compared to the same prior year period. The decline in revenue was attributable to the lower equipment revenue in the current year period as a result of the timing of customer orders and the related revenue recognition.

Our service-based revenue for the three months ended March 31, 2024 and 2023, was $371,000 and $306,000, respectively, representing an increase of $65,000.  The increase in service revenue was due to higher demand in the current year period.

Revenue by Geographic Region

	For The Three Months Ended March 31,		Change
	2024	2023	$
United States	$662,000	$1,128,000	$(466,000)
International	452,000	454,000	(2,000)
Total	$1,114,000	$1,582,000	$(468,000)

Our domestic revenue for the three months ended March 31, 2024 and 2023 was $662,000 and $1,128,000, respectively, a decrease of $466,000, when compared to the same prior year period.

Internationally, our revenue for the three months ended March 31, 2024 and 2023, was approximately $452,000 and $454,000, respectively, representing a decrease of $2,000 when compared to the same prior year period.

Cost of Sales

	For The Three Months Ended March 31,		Change
	2024	2023	$
Cost of Sales	$443,000	$641,000	$(198,000)

Cost of sales was $443,000 and $641,000 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $198,000, compared to the prior year. The decrease in cost of sales was primarily due to the lower sales. Our gross profit as a percentage of sales for the three months ended March 31, 2024 was 60% compared to 59% in the same prior period, respectively.

Professional Fees

	For The Three Months Ended March 31,		Change
	2024	2023	$
Professional Fees	$198,000	$137,000	$61,000

            Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

            Professional fees were $198,000 and $137,000 for the three months ended March 31, 2024 and 2023, respectively, an increase of approximately $61,000, in the current year period. The increase in professional fees was primarily due to higher legal fees we incurred in connection with distributor and OEM agreements.

Depreciation and Amortization

	For The Three Months Ended March 31,		Change
	2024	2023	$
Depreciation and Amortization	$78,000	$89,000	$(11,000)

Depreciation and amortization were approximately $78,000 and $89,000 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $11,000.

The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year periods when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended March 31,		Change
	2024	2023	$
Selling Expenses	$289,000	$377,000	$(88,000)

Selling expenses for the three months ended March 31, 2024 were approximately $289,000, as compared to $377,000 for the quarter ended March 31, 2023, representing a decrease of approximately $88,000. The decline in selling expenses is due to lower payroll costs due to a reduced employee headcount current year period.

Research and Development

	For The Three Months Ended March 31,		Change
	2024	2023	$
Research and Development	$68,000	$71,000	$(3,000)

Research and development expenses for the three months ended March 31, 2024 were approximately $68,000, as compared to $71,000 for the quarter ended March 31, 2023, representing a decrease of approximately $3,000.

Consulting Fees

	For The Three Months Ended March 31,		Change
	2024	2023	$
Consulting Fees	$114,000	$75,000	$39,000

Consulting fees were $114,000 and $75,000 for the three months ended March 31, 2024 and 2023, respectively, representing an increase of $39,000, in the current quarter period. The increase in consulting fees is due to the additional business development-related consulting projects which occurred in the current year period that did not occur in the prior year period.

General and Administrative Expense

	For The Three Months Ended March 31,		Change
	2024	2023	$
General and Administrative	$1,151,000	$1,381,000	$(230,000)

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expenses were $1,151,000 and $1,381,000 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $230,000 in the current period.  The decline is attributable to lower equity based on compensation in the current year period as well a charge associated with shares issued to our board of directors in the prior period which did not reoccur in the current year period.

Other Income and Expense

	For The Three Months Ended March 31,	Change
	2024	2023	$
Interest Income	10,000	1,000	9,000
Interest Expense	(94,000)	-	(94,000)
Other Income (Expense)	$(84,000)	$1,000	$(85,000)

Interest income was approximately $10,000 and $1,000 for the three months ended March 31, 2024 and 2023, respectively.

Interest expense was $94,000 and $0 for the three months ended March 31, 2024 and 2023, respectively. The interest expense is attributable to the convertible notes.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $1,093,000 and working capital of $6,571,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the three months ended March 31, 2024 and 2023, we incurred losses from operations of ($1,226,000) and ($1,188,000), respectively. Cash used in operations for the three months ended March 31, 2024 and 2023 was ($1,178,000) and ($1,363,000), respectively

A breakdown of our statement of cash flows for the three months ended March 31, 2024 and 2023 is provided below:

	For the three Months Ended March 31,
	2024	2023
Net Cash Provided By (Used) in Operating Activities	$(1,178,000)	$(1,363,000)
Net Cash Used in Investing Activities	$(95,000)	$(34,000)
Net Cash Provided By Financing Activities:	$28,000	-

Operating Activities

Cash used in operations for the three months ended March 31, 2024 and 2023 was $1,178,000 and $1,363,000, respectively.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 and 2023 was $95,000 and 34,000, respectively. The increase was attributable to higher property and equipment purchased in the current year period.

Financing Activities

Cash provided by financing activities for three months ended March 31, 2024 and 2023 was $27,500 and $0, respectively. The increase is attributable to the proceeds from the exercise of stock options.

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

We believe that our existing balance of cash and cash equivalents and amounts expected to be provided by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months. See Footnote 2 to the Financial Statements. We may consider financing transactions to fund our operations if opportunities arise. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations.

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

Contract Balances

As of March 31, 2024, and December 31, 2023 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2024 and 2023.

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024.   Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Annual Report. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Appointment of Chief Financial Officer

On May 13, 2024, the Board of Directors of the Company appointed Mr. Joseph Frank Rzepka Jr., to serve as the Company’s Chief Financial Officer, effective as of May 14, 2024.  Also, effective as of May 14, 2024, Mr. Nick Jennings due to family matters retired as the Chief Financial Officer of the Company. Mr. Jennings will remain on with the company as a part-time consultant and will receive $4,800.00 for 40 hours of work per month.

Mr. Rzepka, age 58, served as the Company’s Vice President Corporate Controller since September 2020.  From 2009 to September 2020, Mr. Rzepka was Corporate Controller at AGS, a prominent aviation firm.  Prior to that, Mr. Rzepka held various roles, ranging from Staff Accountant to Accounting Manager, within private, non-profit, and public enterprises.  Mr. Rzepka brings over two decades of invaluable experience to our company’s executive team. Mr. Rzepka holds a B.A. in Accounting from Bethany College.

Upon the commencement of his employment, Mr. Rzepka will receive an annual salary of $185,000. Mr. Rzepka will be eligible to participate in the Company’s annual bonus program. In addition he will receive an equity grant of 75,000 stock options at the closing price of the Company’s common stock on May 15, 2024.

There are no family relationships between Mr. Rzepka and any director or executive officer of the Company and there are no transactions between Mr. Rzepka and the Company that would be reportable under Item 404(a) of Regulation S-K.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 15, 2024	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Nick Jennings
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

X
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SC	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act.

