Form 10-Q
period 2024-06-30
TOMI Environmental Solutions, Inc.
filed 2024-08-01
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

 or

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

As of August 1, 2024, the registrant had 20,015,205 shares of common stock outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	June 30, 2024 (Unaudited)	December 31, 2023
Cash and Cash Equivalents	$709,110	$2,339,059
Accounts Receivable - net	3,663,862	2,429,929
Other Receivables	164,150	164,150
Inventories (Note 3)	4,281,614	4,627,103
Vendor Deposits (Note 4)	126,185	29,335
Prepaid Expenses	290,195	371,298
Total Current Assets	9,235,116	9,960,874

Property and Equipment – net (Note 5)	983,601	1,048,642

Other Assets:
Intangible Assets – net (Note 6)	1,113,491	1,123,246
Operating Lease - Right of Use Asset (Note - 7)	434,607	467,935
Long Term Accounts Receivable - net	206,240	206,240
Other Assets	638,392	550,677
Total Other Assets	2,392,730	2,348,098
Total Assets	$12,611,447	$13,357,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,714,489	$1,267,029
Accrued Expenses and Other Current Liabilities (Note 13)	512,829	675,491
Deferred Revenue	57,192	-
Current Portion of Long-Term Operating Lease	122,259	115,658
Total Current Liabilities	2,406,769	2,058,178

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	579,715	642,527
Convertible Notes Payable, net of unamortized debt discount of $270,746 and $301,985 at June 30, 2024, and December 31, 2023, respectively (NOTE 9)	2,329,254	2,298,015
Total Long-Term Liabilities	2,908,969	2,940,542
Total Liabilities	5,315,738	4,998,720

Commitments and Contingencies (Note 7 and 11)

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at June 30, 2024, and December 31, 2023, respectively	-	-
Common stock: par value $0.01 per share, 250,000,000 shares authorized; 20,015,205 and 19,923,955 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	200,152	199,240
Additional Paid-In Capital	58,201,140	57,985,245
Accumulated Deficit	(51,106,221)	(49,826,229)
Total Shareholders’ Equity	7,295,709	8,358,894
Total Liabilities and Shareholders’ Equity	$12,611,447	$13,357,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Sales, net	$3,013,392	$2,774,699	$4,127,479	$4,356,871
Cost of Sales	1,158,876	1,074,420	1,602,295	1,715,355
Gross Profit	1,854,516	1,700,279	2,525,184	2,641,516

Operating Expenses:
Professional Fees	84,327	111,660	282,326	248,845
Depreciation and Amortization	76,554	90,560	154,475	179,336
Selling Expenses	366,265	501,045	655,334	877,698
Research and Development	61,614	73,728	129,585	144,248
Consulting Fees	23,095	68,912	136,730	144,367
General and Administrative	1,120,849	943,314	2,271,398	2,324,108
Total Operating Expenses	1,732,704	1,789,219	3,629,848	3,918,602
Income (loss) from Operations	121,812	(88,940)	(1,104,664)	(1,277,086)

Other Income (Expense):
Interest Income	1,845	349	11,751	1,008
Interest Expense	(93,459)	-	(187,079)	-
Total Other Income (Expense)	(91,614)	349	(175,328)	1,008

Income (loss) before income taxes	30,198	(88,591)	(1,279,992)	(1,276,078)
Provision for Income Taxes (Note 16)	-	-	-	-
Net Income (loss)	$30,198	$(88,591)	$(1,279,992)	$(1,276,078)

Net income (loss) Per Common Share
Basic	$0.00	$(0.00)	$(0.06)	$(0.06)
Diluted	$0.00	$(0.00)	$(0.06)	$(0.06)

Basic Weighted Average Common Shares Outstanding	19,984,875	19,823,955	19,968,495	19,815,336
Diluted Weighted Average Common Shares Outstanding	22,133,562	19,823,955	19,968,495	19,815,336

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the six months ended June 30, 2024
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2024	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894
Warrants and Options Exercised			31,250	312	27,188		27,500
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Equity Compensation					144,307		144,307
Net Loss for the six months ended June 30, 2024						(1,279,992)	(1,279,992)
Balance at June 30, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,106,221)	$7,295,709

			For the six months ended June 30, 2023
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2023	63,750	$638	19,763,955	$197,640	57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					158,833		158,833
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net Loss for the six months ended June 30, 2023						(1,276,078)	(1,276,078)
Balance at June 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(47,699,715)	$10,381,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the three months ended June 30, 2024
	Series A Preferred		Common Stock		Additional in Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at April 1, 2024	63,750	$638	19,955,205	199,552	$58,012,433	$(51,136,419)	$7,076,204
Equity Compensation					144,307		144,307
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Net Income for the three months ended June 30, 2024						30,198	30,198
Balance at June 30, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,106,221)	$7,295,709

			For the three months ended June 30, 2023
	Series A Preferred		Common Stock		Additional in Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at April 1, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(47,611,124)	$10,470,546
Net Loss for the three months ended June 30, 2023						(88,591)	(88,591)
Balance at June 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(47,699,715)	$10,381,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flow From Operating Activities:
Net Loss	$(1,279,992)	$(1,276,078)
Adjustments to Reconcile Net Loss to
Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	154,475	179,336
Amortization of Right of Use Asset	78,657	78,657
Amortization of Deferred Financing Costs	31,240	-
Equity Compensation Expense	144,307	158,833
Value of Equity Issued for Services	45,000	51,000
Reserve for Bad Debt	(223,371)	(125,000)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(1,010,563)	(481,810)
Inventory	345,489	83,213
Prepaid Expenses	81,103	97,135
Vendor Deposits	(96,850)	243,593

Other Assets	(87,715)	(90,437)
Increase (Decrease) in:
Accounts Payable	406,145	(401,312)
Accrued Expenses	(121,347)	(82,573)
Customer Deposits	57,192	(553,351)
Lease Liability	(81,943)	(79,556)
Net Cash Provided (Used in) Operating Activities	(1,558,173)	(2,198,350)

Cash Flow From Investing Activities:

Purchase of Property and Equipment	(99,276)	(94,295)
Net Cash (Used in) Investing Activities	(99,276)	(94,295)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flow From Financing Activities:
Proceeds from Exercise of Stock and Warrants	27,500	-
Net Cash From Financing Activities:	27,500	-
Increase (Decrease) In Cash and Cash Equivalents	(1,629,949)	(2,292,645)
Cash and Cash Equivalents - Beginning	2,339,059	3,866,733
Cash and Cash Equivalents – Ending	$709,110	$1,574,088

Supplemental Cash Flow Information:
Cash Paid for Interest	$148,500	$-

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TOMI and its wholly owned subsidiary. TOMI Environmental Solutions, Inc., a Nevada corporation. All intercompany accounts and transactions have been eliminated in consolidation.

                For the three and six months periods ended June 30, 2024, our net income was $30,000 and a net loss of ($1,280,000) respectively and the cash used in operations for the six months ended June 30, 2024 was $1,558,000. As of June 30, 2024, we had approximately $709,000 of cash and cash equivalents.  Absent any other action, the Company may require additional liquidity to continue its operations over the next 12 months. However, management has considered its liquidity plans to continue the Company as a going concern and believes substantial doubt is alleviated by managing costs and expenses, raising capital by closing equity and debt offerings and generating additional revenue and funding through increased sales, government grants and other sources.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At June 30, 2024, and December 31, 2023, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluation of their status and maintain allowances for potentials credit losses as deemed necessary. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  For the three and six months ended June 30, 2024, the bad debt expense (recovery) was approximately ($80,000) and $8,000, respectively. In comparison, for the same periods in 2023, the amounts were approximately ($73,000) and ($19,000), respectively. As of June 30, 2024, the allowance for credit losses stood at $1,271,000, down from $1,495,000 as of December 31, 2023.

Long-term trade accounts receivable, are principally amounts arising from the sale of goods and services with a contractual maturity date or realization period of greater than one year and are recognized as "Long-Term Accounts Receivable" in our Consolidated Balance Sheet.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable.  Our reserve for obsolete inventory was $95,000 as of June 30, 2024 and December 31, 2023.

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

Accounts Payable

As of June 30, 2024, one vendor accounted for approximately 55% of accounts payable. As of December 31, 2023, two vendors accounted for approximately 59% of accounts payable.

For the three and six months ended June 30, 2024, two vendors accounted for 82% and 73% of cost of sales, respectively. For the three and six months ended June 30, 2023, two vendors accounted for 77% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.  As of June 30, 2024, and December 31, 2023, our warranty reserve was $30,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes.  Net deferred tax benefits have been fully reserved at June 30, 2024 and December 31, 2023.

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

Potentially dilutive securities for the six months ended of June 30, 2024 consisted of 2,080,000 shares of common stock from convertible debentures, 2,765,846 shares of common stock issuable upon exercise of outstanding warrants, 805,042 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities for the three months ended of June 30, 2023 consisted of 2,773,585 shares of common stock issuable upon exercise of outstanding warrants, 610,500 shares of common stock issuable upon vesting and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.7 million and 3.4 million shares of common stock were outstanding at June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30,
	(Unaudited)
	2024	2023

Net Income (Loss)	$30,198	(88,591)
Adjustments for convertible debt - as converted
Interest on convertible debt net of effective tax rate (28%)	67,290	-
Net income (loss) attributable to common shareholders	$97,488	(88,591)
Weighted average number of shares of common stock outstanding:
Basic	19,984,875	19,823,955
Diluted	22,128,625	19,823,955
Net income (loss) attributable to common shareholders per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended June 30,
	(Unaudited)
	2024	2023

Numerator:
Net Income (Loss)	$30,198	(88,591)

Denominator:
Basic weighted-average shares	19,984,875	19,823,955
Effect of dilutive securities
Warrants	4566	-
Convertible Debt	2,080,000	-
Options	371	-
Preferred Stock	63,750	-
Diluted Weighted Average Shares	22,133,562	19,823,955

Net income (loss) attributable to common shareholders per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share net (loss) income per share because their effect was anti-dilutive:

	For the Three Months Ended June 30,
	(Unaudited)
	2024	2023

Options	2,734,596	-
Warrants	798,000	-
	3,532,596	-

Note: Warrants, options, convertible and preferred stock for the six months ended June 30, 2024 and for the six months ended June 30, 2023, are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2024	2023
SteraMist Product	$2,728,000	$2,272,000
Service and Training	285,000	503,000
Total	$3,013,000	$2,775,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2024	2023
United States	$2,621,000	$2,602,000
International	392,000	173,000
Total	$3,013,000	$2,775,000

Product and Service Revenue

	For the six months ended June 30, (Unaudited)
	2024	2023
SteraMist Product	$3,471,000	$3,548,000
Service and Training	656,000	809,000
Total	$4,127,000	$4,357,000

Revenue by Geographic Region

	For the six months ended June 30, (Unaudited)
	2024	2023
United States	$3,283,000	$3,730,000
International	844,000	627,000
Total	$4,127,000	$4,357,000

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

Contract Balances

As of June 30, 2024, and December 31, 2023, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. In May 2024, 2024, we issued 60,000 shares of Common Stock to members of our Board out of the 2016 Plan.

Concentrations of Credit Risk

 Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

 We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2024 and 2023.

Advertising and Promotional Expenses

 Advertising and promotional costs are expensed in the period they are incurred. For the three and six months ended June 30, 2024, advertising and promotional expenses included in selling expenses were approximately $65,000 and $157,000, respectively. For the same periods in 2023, these expenses were approximately $142,000 and $339,000, respectively.

Research and Development Expenses

 Research and development expenses are expensed in the period they are incurred. For the three and six months ended June 30, 2024, these expenses were approximately $62,000 and $130,000, respectively. For the same periods in 2023, research and development expenses were approximately $74,000 and $144,000, respectively.

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

NOTE 3. INVENTORIES

 Inventories consist of the following at (rounded to the nearest thousandth):

	June 30, 2024 (Unaudited)	December 31, 2023
Finished Goods	$3,520,000	$3,796,010
Raw Materials	857,000	711,776
Inventory Reserve	(95,000)	(95,000)
Total	$4,282,000	$4,627,000

NOTE 4. VENDOR DEPOSITS

 At June 30, 2024 and December 31, 2023, we maintained vendor deposits of $126,185 and $29,335 respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENTx

 Property and equipment consist of the following at:

	June 30, 2024 (Unaudited)	December 31, 2023
Furniture and fixtures	$458,651	$364,819
Equipment	2,269,185	2,269,185
Vehicles	66,170	66,170
Computer and software	312,000	306,656
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,904,387	3,805,211
Less: Accumulated depreciation	2,920,786	2,756,569
Property and Equipment, net	$983,601	$1,048,642

For the three and six months ended June 30, 2024, depreciation was $71,677 and $144,720, respectively. For the three and six months ended June 30, 2023, depreciation was $86,786 and $171,789, respectively. For the three and six months ended June 30, 2024 and 2023, amortization of tenant  improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

 Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $4,878 and $9,755 for the three and six months ended June 30, 2024, respectively. Amortization expense was $3,773 and $7,547 for the three and six months ended June 30, 2023, respectively.

 Definite life intangible assets consist of the following:

	June 30, 2024 (Unaudited)	December 31, 2023
Intellectual Property and Patents	$3,196,396	$3,196,396
Less: Accumulated Amortization	2,913,768	2,904,013
Patents, net	$282,628	$292,383

                Indefinite life intangible assets consist of the following:

Trademarks	830,863	830,863

Total Intangible Assets, net	$1,113,491	$1,123,246

Approximate future amortization is as follows (rounded to nearest thousandth):

Year Ended:	Amount

July 1 – December 31, 2024	$10,000
December 31, 2025	20,000
December 31, 2026	20,000
December 31, 2027	20,000
December 31, 2028	20,000
Thereafter	193,000
Total	$283,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	June 30, 2024 (Unaudited)	December 31, 2023

Assets:
Operating lease right-of-use asset	$434,607	$467,935
Liabilities:
Current Portion of Long-Term Operating Lease	$122,259	$115,658
Long-Term Operating Lease, Net of Current Portion	579,715	642,527
Total Right of Use Liability	$701,974	$785,185

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended June 30, 2024 (Unaudited)	For the Three Months Ended June 30, 2023 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
	(Unaudited)	(Unaudited)

Operating lease expense	$78,657	$78,657

Other information related to leases where we are the lessee is as follows:

	June 30, 2024 (Unaudited)	December 31, 2023

Weighted-average remaining lease term:
Operating leases	4.50 years	5.00 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended June 30, 2024 (Unaudited)	For the Three Months Ended June 30, 2023 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$41,577	$40,366

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
	Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$81,944	$79,557

As of June 30, 2024, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
July 1 – December 31, 2024	$83,154
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,819
Thereafter	33,751
Total minimum lease payments	828,336
Less: Interest	126,362
Imputed value of lease obligations	701,974
Less: Current portion	122,259
Long-term portion of lease obligations	$579,715

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

 In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

 We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of June 30, 2024. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and six months ended June 30, 2024 and 2023 were $3,766 and $7,531, respectively.

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

 In October and November 2023, we sold and issued pursuant to the SPA convertible promissory notes (the “Notes”) to purchase an aggregate of 2,080,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $2,600,000. The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to the Notes for the three and six months ended June 30, 2024 was $78,000 and $156,000, respectively. Interest expense related to the Notes for the three and six months ended June 30, 2023 were $0 and $0, respectively

 Amortization of deferred financing costs were $15,620 and $31,240 for the three and six months ended June 30, 2024, respectively, Amortization of deferred financing costs were $0 and $0 for the three and six months ended June 30, 2023, respectively which has been included with interest expense on the statement of operations.

 Convertible notes consist of the following at:

	June 30,	December 31,
	2024	2023
	(Unaudited)

Convertible notes	$2,600,000	$2,600,000
Less: Debt issuance costs	(312,399)	(312,398)
Accumulated amortization	41,653	10,413
Convertible notes, net	$2,329,254	$2,298,015

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2024 and December 31, 2023, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2024 and December 31, 2023, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

Common Stock

In January 2023, we issued 60,000 shares of Common Stock valued at approximately $51,000 to members of our Board pursuant to our equity plan (see Note 12).

In May 2024, we issued 60,000 shares of Common Stock valued at approximately $45,000 to members of our Board pursuant to our equity plan (see Note 12).

Stock Options

 In May 2024, we issued options to purchase 225,000 shares of Common Stock to Officers at an exercise price of $0.75 per share pursuant to an employment agreement. The options were valued at $144,308 and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by Officers with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and a contractual term of 10 years. The grant date fair value of each share of Common Stock underlying the options was $0.64.

The following table summarizes stock options outstanding as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)		December 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	617,542	$1.38	413,000	$1.65
Granted	225,000	0.75	217,042	0.82
Exercised	(31,250)	0.88	-	-
Expired	(6,250)	0.80	(12,500)	-
Outstanding, end of period	805,042	$1.23	617,542	$1.38

Options outstanding and exercisable by price range as of June 30, 2024 were as follows:

Outstanding Options		Average	Exercisable Options
		Weighted
		Remaining		Weighted
		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	3.56	7,042	$0.71
$0.75	225,000	9.88	225,000	$0.75
$0.80	21,250	1.70	21,250	$0.80
$0.85	210,000	8.58	210,000	$0.85
$0.96	12,500	0.52	12,500	$0.96
$1.12	270,000	8.56	270,000	$1.12
$1.93	10,500	3.56	10,500	$1.93
$2.16	5,000	1.50	5,000	$2.16
$4.40	12,500	2.55	12,500	$4.40
$7.06	31,250	2.25	31,250	$7.06
	805,042	8.14	805,042	$1.23

Stock Warrants

The following table summarizes the outstanding common stock warrants as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,772,096	$2.25	2,792,335	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(6,250)	(1.12)	(20,239)	(1.11)
Outstanding, end of period	2,765,846	$2.26	2,772,096	$2.25

Warrants outstanding and exercisable by price range as of June 30, 2024 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	9.39	31,250	$0.64
$0.80	125,000	9.58	125,000	$0.80
$0.96	442,708	8.39	442,708	$0.96
$1.20	156,250	0.59	156,250	$1.20
$1.68	1,434,721	2.25	1,434,721	$1.68
$2.18	172,167	2.25	172,167	$2.18
$4.00	28,750	6.82	28,750	$4.00
$6.95	375,000	6.26	375,000	$6.95

	2,765,846	4.13	2,765,846	$2.26

There were no unvested warrants outstanding as of June 30, 2024.

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

Product Liability

As of June 30, 2024 and December 31, 2023, there were no claims against us for product liability.

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

              For the three months ended June 30, 2024, we issued an aggregate of 60,000 shares of Common Stock that were valued at approximately $45,000 to members of our Board.

Manufacturing Agreement

In June 2020, we entered into a manufacturing agreement with Planet Innovation Products, Pty Ltd (“PI”). The agreement does not provide for any minimum purchase commitments and is for a term of three years. The agreement also provides for a warranty against product defects.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

 Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2024 (Unaudited)	December 31, 2023
Commissions	$160,415	$200,837
Payroll and related costs	185,617	201,009
Director fees	37,650	37,650
Sales Tax Payable	20,411	5,707
Accrued warranty (Note 14)	30,000	30,000
Other accrued expenses	78,736	71,898
Total	$512,829	$675,491

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

The following table presents warranty reserve activities at:

	June 30, 2024 (Unaudited)	December 31, 2023
Beginning accrued warranty costs	$30,000	$68,000
Provision for warranty expense	5,772	26,911
Settlement of warranty claims	(5,772)	(64,911)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. INCOME TAXES

For the three and six months ended June 30, 2024 and 2023, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of June 30, 2024 and December 31, 2023, we recorded a valuation allowance of $7,851,000 and $7,539,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

Two customers accounted for 54% of net revenue for the three months ended June 30, 2024. Three customers accounted for 57% of net revenue for the three months ended June 30, 2023.

Two customers accounted for 41% of our revenue for the six months ended June 30, 2023. Two customers accounted for 30% of our revenue for the six months ended June 30, 2023.

As of June 30, 2024 three customers accounted for 44% of our gross accounts receivable. As of December 31, 2023, two customers accounted for 27% of our gross accounts receivable.

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

Quarterly Highlights

Business Update

 For the first time since the end of 2020, our outlier year due to the COVID-19 pandemic, we surpassed $3 million in our quarterly sales.

In the second quarter of 2024, we achieved profitability and improved financial results through revitalized revenue growth and strategic reductions in operating expenses. We expanded our customer base and secured significant agreements and new partnerships.

During the second quarter of 2024, TOMI reported a 170% increase in revenue, amounting to $3,013,000, a sequential growth of $1,900,000 compared to the first quarter of 2024. This growth was primarily driven by higher mobile equipment sales, a product mix not seen since the 2022 year, with our mobile SteraMist equipment accounting for over 60% of our revenue in the second quarter of 2024.

Our quarterly revenue increased by 9% and SteraMist product-based revenue, mobile and custom engineered equipment increased by 20% in the second quarter this year, when compared to the same period last year. In fact, as of June 30, 2024, we have nearly matched the total number of mobile equipment sales realized throughout the entire calendar year of 2023.

Our second quarter international revenue grew by 130%, driven by new customers in Canada, Mexico, the Philippines, and the United Arab Emirates, compared to the same period in 2023.

Our total recognized revenue and backlog for the first and second quarters of 2024 amounted to $5,100,000, consisting of approximately $4,100,000 in recognized revenue and a sales backlog of approximately $1,000,000 at the end of June 2024.

During the second quarter, management implemented cost reduction initiatives that lowered our operating expenses by 3% compared to the same period last year. Additionally, our operating expenses in the second quarter of 2024 decreased by 9% compared to the first quarter of 2024 as a result of our cost-cutting measures.

With increased revenue and lower operating expenses, we reported a profit of approximately $30,000. This represents a significant milestone for the company and a major improvement compared to both the first quarter of this year and the second quarter of 2023.

We continue to pursue innovative solution and new markets for our versatile and environmentally friendly SteraMist iHP technology.

This year the service decontamination sector experienced a change within one of our primary competitors, which has resulted in an influx of additional leads for our company. On March 7, 2024, we announced an expansion in its SteraMist iHP Corporate Service contracts through the addition of new partners including the University of Texas and Rising Pharmaceutical. This strategic growth continued into the second quarter with the onboarding of Cornell, GlaxoSmithKline, and additional ThermoFisher facilities. These new customers reaffirm iHP’s position as a leading decontamination technology provider to corporate clients within the life sciences industry.

To expand our reach and increase our presence in the western United States, we entered a partnership with EMAQ. EMAQ has made a substantial investment of over $1,000,000 in SteraMist iHP equipment and will serve as our partner to expand iHP services in this region. This should lead to significant increases in solution sales in the sector with the expansion of the western part of the United States, helping us to increase the sales of razor blades using the razor/razor blade model. Where our SteraMist delivery systems represent the razor and our proprietary BIT Solution represents the razor blade.

Demand for our CES systems continues to grow as well as our portfolio of systems that have been built. In February 2024, we announced the signing of a new contract for a SteraMist iHP Custom Engineered System (CES) installation with a California-based life sciences company. The contracted iHP Custom Engineered System (CES) is valued at approximately $600,000. This system, featuring six applicators, will be integrated into a clinical suite, and is expected to be fully installed by the end of the third quarter in 2024.

During the three months ended June 30, 2024, we received an order for our CES system with a global leader in advanced laboratory services. This customer purchased two additional Environment Systems to their original fleet of two Environment Systems and a seven (7) applicator iHP Custom Engineered System (CES), which is slated for installation by the end of the year.

To date, we have received 19 orders for CES systems. With the successful completion of each project, our iHP technology is rapidly gaining popularity as the preferred decontamination solution for pharmaceutical and biotech companies. Further, as we continue to install our technology in new CES projects, the product line evolves into a comprehensive turnkey solution.

We believe our industry is experiencing a shift towards modular cleanroom requirements which may benefit our business operations. The adaptability and efficiency offered by our iHP technology align perfectly with the changing needs of cleanroom setups. This trend allows us to capitalize on the increasing demand for flexible and scalable cleanroom solutions, further enhancing the relevance and value of our products within the industry.

We believe our growing portfolio of CES systems will give us a competitive edge in the Life Sciences market segment, improving our brand recognition. This should create new business and sales opportunities for us. In addition, after our installed CES projects are fully qualified and established for use, and our portfolio grows, we anticipate this will have a positive impact on our long-term recurring BIT solution sales thus providing the potential to enhance our operating margins, further strengthening our position in the industry, and supporting sustainable growth.

Second quarter BIT Solution sales increased by approximately 36% compared to the second quarter of 2023 and by 185% sequentially over the first quarter of 2024.

During the second quarter we maintained an active focus on digital marketing initiatives and business development plans with existing customers. In an effort to optimize our budget, we reduced our participation in tradeshows and redirected resources towards more effective lead generation strategies such as referrals and references. While tradeshows offer valuable networking opportunities, we have found that for the short-term TOMI SteraMist’s strong reputation generates sufficient interest through other channels. These alternative approaches have proven to be more cost-effective and efficient in driving new business and expanding our customer base.

We are steadily increasing our presence in the food safety marketplace primarily from tradeshows we attended in the past. As stated, we must demonstrate that we are a viable solution for this industry, and we are currently conducting numerous feasibility studies with both small and large companies. We have entered the coffee industry with Mayorga Coffee and Organea Terra SRL, the desserts and ice cream industry with Lakeview Farms and Crank and Boom, egg white food manufacturing, pet food production and packaging, and a few agribusinesses have joined in adding iHP SteraMist to their sanitization standard operating procedures.

To further demonstrate the effectiveness of SteraMist iHP technology in the food industry, TOMI is also excited to announce collaborative efforts with several esteemed establishments on new studies that explore the broader applications and benefits of SteraMist iHP technology. We are working with one of the world’s leading oleoresin production companies out of Spain directly applying iHP on spices such as pepper, thyme, and paprika to reduce salmonella. A multinational corporation in food and beverage processing is operating iHP at two of their international sites. Preliminary results show no contamination after treatment with iHP, and continued testing is expected to lead to company wide acceptance. These studies have also created further opportunities through introductions to their suppliers. A third new initiative is one with a leader in consumer goods production of health, hygiene, and nutrition products. TOMI is developing a specialized application of spraying their conveyor belts simplifying the decontamination of packaged items against salmonella and listeria.

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

Building upon our successful partnership with Indigo, we continued to cultivate strong relationships within our existing network. In July, the same consultant who introduced Indigo brought BeSpoke Pharmaceuticals, a compounding pharmacy, to our attention. We successfully delivered a Hybrid system to BeSpoke, with installation imminent. Like Indigo, BeSpoke has committed to a marketing initiative to promote our Hybrid product line. These strategic partnerships underscore the effectiveness of our focused approach to business development. By prioritizing existing relationships and leveraging referrals, we are generating tangible results and accelerating revenue growth compared to traditional lead generation methods such as tradeshows.

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

Our SteraMist® BIT™ solution product line is currently made up of a 32-ounce bottle for the SteraPak, a ten (10) liter, five (5) gallon, 55-gallon drum for our custom built-ins and our traditional one (1) gallon bottle. This brings the BIT Solution product line to a total of five (5) options provided to our customers, which will benefit our razor/razor-blade business model. Where our SteraMist delivery systems represent the razor and our proprietary BIT Solution represents the razor blade.

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

The Science Behind the Technology

Introducing a revolutionary approach to disinfection and decontamination, our technology offers a streamlined and effective solution. By harnessing the power of atmospheric chemistry, our process converts 7.8% hydrogen peroxide into a plasma-generated hydroxyl radical, achieving a 6-log and greater kill of pathogens leaving only oxygen and humidity as by-products. It is a simple yet effective solution that sets a new standard for global cleaning disinfection decontamination practices.

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

Industries & Market Segments

SteraMist products are designed to address a wide spectrum of industries using iHP. Our operations consist of five main divisions based on our current target industries: Life Sciences, Hospital-HealthCare, TOMI Service Network, Food Safety, and Commercial. Launched in sequential order as listed to either strategically address the needs and/or ensure compliance with the specific regulations governing each industry segment.

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

The life sciences industry was among the first to embrace the Company’s innovative decontamination solutions, recognizing the limitations of traditional methods and effects on progress. Our current portfolio of life science customers, including Fortune 100 companies, has been able to overcome the constraints imposed by outdated practices, paving the way for enhanced efficiency, safety, and productivity in their operations. Their early adoption of our SteraMist iHP lays a solid foundation for our future expansion. By demonstrating the effectiveness and value in a highly regulated and demanding sector, we establish credibility and trust that can facilitate broader adoption across other facilities, companies, and even industries.

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

In 2024, it is estimated that approximately 7-10% of patients admitted to healthcare facilities worldwide will acquire at least one HAI during their stay. This translates to millions of cases annually, with significant economic burdens and human costs. Furthermore, the emergence of antimicrobial-resistant pathogens poses a growing threat, exacerbating the challenge of infection control in healthcare settings.

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

TOMI Service Network (“TSN”) New Program Offering

TSN is an expansive network consisting of professionals who are exclusively licensed and trained to use the SteraMist products. TOMI trains and services a wide array of professional remediation companies in the use of SteraMist. The TSN addressed many cleaning protocols that changed permanently due to the COVID-19 pandemic, and our network plays a significant role in facilitating and maintaining these protocols. COVID-19 highlighted the limitations of reactive approaches to cleanliness and hygiene. Recognizing this, TOMI is now championing a proactive approach to disinfection. While the pandemic may have initially spurred reactive measures, we are advocating for a shift towards proactive, ongoing disinfection protocols.

Through consistent and persistent efforts, we are slowly but steadily changing minds across all industries that individuals interact with in their daily lives. By emphasizing the importance of maintaining clean and safe environments as a preemptive measure providing long-term benefits of proactive disinfection in ensuring the health and well-being of their employees, customers, and communities, rather than merely reacting to immediate threats, we are promoting a culture of preventive healthcare. To do this more widely, we needed to offer something more than the SPC to the world.

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

We have made significant strides in boosting brand awareness within the food safety industry through targeted promotion and marketing initiatives. Leveraging a similar strategy to what proved successful in the Life Sciences sector, we focused on building a customer base through referrals and feasibility studies, gradually expanding our reach. By fostering relationships with key supporters of our technology and remaining patient in our approach, we have finally laid a foundation and expect to continue to expand and grow our presence in this critical market segment.

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

Business Highlights and Recent Events

Revenues:

Total revenue for the three months ended June 30, 2024, was $3,013,000, a 170% increase of $1,900,000 compared to $1,114,000 for the three months ended March 31, 2024. Additionally, revenue for the three months ended June 30, 2024, was up 9% from $2,775,000 in the same period in 2023, reflecting an increase of $238,000. This growth was driven by higher sales of SteraMist products and Custom Engineered Systems.

SteraMist product-based revenue, which is primarily comprised of our mobile and CES equipment, was up 20% in the second quarter of the current year, when compared to the same prior year period.

Our second-quarter international revenue grew by 130%, driven by new customers in Canada, Mexico, the Philippines, and the United Arab Emirates, compared to the same period in 2023.

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

One June 6, 2024, we announced comprehensive cost reduction initiatives to align the Company’s cost structure with targeted profitability objectives. The Company’s operational cash savings initiatives include a modification of compensation arrangement for our executive officers, pursuant to which executives will reduce their compensation by 30% of their current cash compensation for the remainder of 2024, and an optimization of our consulting arrangement, under which we terminated select external consulting agreements, with remaining consultants agreeing to reduce their consultant fees.

On June 13, 2024, we announced two recent sales in the Life Sciences sector, underscoring the Company’s successful strategic expansion in the sector and growth potential. The first purchase agreement, signed with one of the largest private pharmaceutical companies in the world, includes the acquisition of a SteraMist Environment System and TOMI validation services for the client’s vivarium facility in Mexico. The second purchase agreement arises from the Company’s collaboration with a trusted partner with decades of experience in big pharma. This partnership facilitated the sale of the first Hybrid System to Indigo Pharmaceutical, Inc. as announced in September 2023. Continuing this momentum, the partner has now successfully sold another SteraMist Hybrid System to BeSpoke Pharmaceuticals, a Nevada-based manufacturer targeting 503B products.

On July 24, 2024, we announced that EMAQ Group, Inc. purchased twenty (20) SteraMist Environment Systems, generating $1,180,280 in revenue which was recognized in the second quarter of 2024. This strategic partnership aims to enhance the market penetration of SteraMist iHP decontamination solutions within the pharmaceutical industry and is expected to grant SteraMist iHP technology the significant traction it deserves, delivering decontamination solutions that meet the stringent demands of the pharmaceutical sector.

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

Our portfolio includes more than 25 Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained four related United States utility patents, giving us protection of our technology until the year 2038. We are further pursing patent protection for our backpack decontamination units and mobile carts in the United States. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Europe, Singapore, New Zealand, and, currently pending, in the UK, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple jurisdictions and countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, New Zealand, Australia and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on 32 separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to the United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property. Initial findings for our filed improvement applicator designs in cell biology may be followed by designation applications in many countries.

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

Financial Operations Overview

 Our financial position as of June 30, 2024 and December 31, 2023, respectively, was as follows:

	June 30, 2024 (Unaudited)	December 31, 2023
Total shareholders’ equity	$7,296,000	$8,359,000
Cash and cash equivalents	$709,000	$2,339,000
Deferred Revenue	$57,000	$-
Accounts receivable – Current, net	$3,664,000	$2,430,000
Inventories	$4,282,000	$4,627,000
Prepaid expenses	$290,000	$371,000
Vendor Deposits	$126,000	$29,000
Other Receivables	$164,000	$164,000
Accounts receivable – Long Term, net	$206,000	$206,000
Current liabilities – Excluding Deferred Revenue	$2,350,000	$2,058,000
Long-term liabilities – Convertible Notes	$2,329,000	$2,298,000
Long-term liabilities – Other	$580,000	$643,000
Working Capital	$6,828,000	$7,903,000

During the six months ended June 30, 2024, our debt and liquidity positions were affected by the following:

•         Net cash used in operations of approximately $1,558,000.

Results of Operations for the Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023:

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Revenue, Net	$3,013,000	$2,775,000	$238,000	$4,127,000	$4,357,000	$(230,000)
Gross Profit	1,855,000	1,700,000	155,000	2,525,000	2,642,000	(117,000)
Total Operating Expenses (1)	1,733,000	1,789,000	(56,000)	3,630,000	3,919,000	(289,000)
Income (Loss) from Operations	122,000	(89,000)	211,000	(1,105,000)	(1,277,000)	172,000
Total Other Income (Expense)	(92,000)	-	(92,000)	(175,000)	1,000	(176,000)
Provision for (benefit from) Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$30,000	$(89,000)	119,000	$(1,280,000)	$(1,276,000)	(4,000)
Basic Net Income (Loss) per share	$0.00	$(0.00)	$0.00	$(0.06)	$(0.06)	$0.00
Diluted Net Income (Loss) per share	$0.00	$(0.00)	$0.00	$(0.06)	$(0.06)	$0.00

Revenue

Total revenue for the three months ended June 30, 2024 and 2023, was $3,013,000 and $2,775,000, respectively, representing an increase of $238,000 or 9% compared to the same prior year period. Product based revenues for the six months ended June 30, 2024 and 2023, were $4,127,000 and $4,357,000, representing a decrease of $230,000 or 5% when compared to the same prior year period.   The decrease in product based revenue was attributable to the timing of customer orders and the related revenue recognition.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter. Further, as the COVID-19 pandemic has subsided, we expect that the demand for our products and services will continue as we are building a team to address the post COVID-19 pandemic market opportunities.

Product and Service Revenue

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
SteraMist Product	$2,728,000	$2,272,000	$456,000	$3,471,000	$3,548,000	$(77,000)
Service and Training	285,000	503,000	(218,000)	656,000	809,000	(153,000)
Total	$3,013,000	$2,775,000	$238,000	$4,127,000	$4,357,000	$(230,000)

SteraMist Product-based revenues for the three months ended June 30, 2024 and 2023, were $2,728,000 and $2,272,000, representing an increase of $456,000 or 20% when compared to the same prior year period. The increase in revenue was attributable to the higher equipment revenue in the current year period as a result of the timing of customer orders and the related revenue recognition.  For the six months ended June 30, 2024 and 2023, our total revenue was $3,471,000 and $3,548,000, respectively, representing a decrease of $77,000, or 2% compared to the same prior year period.

Our service-based revenue for the three months ended June 30, 2024 and 2023, was $285,000 and $503,000, respectively, representing a decrease of $218,000 or 43%. For the six months ended June 30, 2024 and 2023, our service-based revenue was $656,000 and $809,000, representing a decrease of $153,000 or 19% when compared to the same prior period in 2023. The decrease in service revenue was due to timing of emergency service work that occurred in the same prior period.

Revenue by Geographic Region

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
United States	$2,621,000	$2,602,000	$19,000	$3,283,000	$3,730,000	$(447,000)
International	392,000	173,000	219,000	844,000	627,000	217,000
Total	$3,013,000	$2,775,000	$238,000	$4,127,000	$4,357,000	$(230,000)

Our domestic revenue for the three months ended June 30, 2024 and 2023 was $2,621,000 and $2,602,000, respectively, an increase of $19,000 or 1%, when compared to the same prior year period.   For the six months ended June 30, 2024 and 2023, our domestic revenue was $3,283,000 and $3,730,000, representing a decrease of $447,000 or 12% when compared to the same prior period in 2023.

Internationally, our revenue for the three months ended June 30, 2024 and 2023, was approximately $392,000 and $173,000, respectively, representing an increase of $219,000 or 127% when compared to the same prior year period. For the six months ended June 30, 2024 and 2023, our international revenue was $844,000 and $627,000, representing an increase of $217,000 or 35% when compared to the same prior period in 2023.

Cost of Sales

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Cost of Sales	$1,159,000	$1,074,000	$85,000	$1,602,000	$1,715,000	$(113,000)

Cost of sales was $1,159,000 and $1,074,000 for the three months ended June 30, 2024 and 2023, respectively, an increase of $85,000 or 8%, compared to the prior year. The increase in cost of sales was primarily due to the higher sales. Our gross profit as a percentage of sales for the three months ended June 30, 2024 was 62% compared to 61% in the same prior period, respectively.

Cost of sales was $1,602,000 and $1,715,000 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $113,000, or 7%, compared to the prior year.

Professional Fees

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Professional Fees	$84,000	$112,000	$(28,000)	$282,000	$249,000	$33,000

 Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

 Professional fees were $84,000 and $112,000 for the three months ended June 30, 2024 and 2023, respectively, a decrease of approximately $28,000 or 25%, in the current year period. The decrease in professional fees was due to lower legal fees incurred in the current year period due to costs incurred in connection with our intellectual property and the related timing of when those services were rendered.

 Professional fees were $282,000 and $249,000 for the six months ended June 30, 2024 and 2023, respectively, an increase of approximately $33,000, or 13%, in the current year period. The increase in professional fees was primarily due to higher legal fees we incurred in connection with distributor and OEM agreements.

Depreciation and Amortization

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Depreciation and Amortization	$77,000	$91,000	$(14,000)	$154,000	$179,000	$(25,000)

Depreciation and amortization were approximately $77,000 and $91,000 for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $14,000 or 15%.

Depreciation and amortization were approximately $154,000 and $179,000 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $25,000, or 14%.

The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year periods when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Selling Expenses	$366,000	$501,000	$(135,000)	$655,000	$878,000	$(223,000)

Selling expenses for the three months ended June 30, 2024 were approximately $366,000, as compared to $501,000 for the quarter ended June 30, 2023, representing a decrease of approximately $135,000 or 27%. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives.

Selling expenses for the six months ended June 30, 2024 were approximately $655,000, as compared to $878,000 for the quarter ended June 30, 2023, representing a decrease of approximately $223,000 or 25%.  The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives.

Research and Development

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Research and Development	$62,000	$74,000	$(12,000)	$130,000	$144,000	$(14,000)

Research and development expenses for the three months ended June 30, 2024 were approximately $62,000, as compared to $74,000 for the quarter ended June 30, 2023, representing a decrease of approximately $12,000 or 16%.

Research and development expenses for the six months ended June 30, 2024 were approximately $130,000, as compared to $144,000 for the quarter ended June 30, 2023, representing a decrease of approximately $14,000, or 10%.

The decline in research and development expenses is due to the timing projects that occurred in the prior period, which did not recur in the same current year period.

Consulting Fees

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Consulting Fees	$23,000	$69,000	$(46,000)	$137,000	$144,000	$(7,000)

Consulting fees were $23,000 and $69,000 for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $46,000 or 67%, in the current quarter period.

Consulting fees were $137,000 and $144,000 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $7,000, or 5%, in the current quarter period.

The decrease in consulting fees is due to termination of select external consulting agreements, with remaining consultants agreeing to reduce their consultant fees, as part of our cost-reduction measures in June 2024.

General and Administrative Expense

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
General and Administrative	$1,121,000	$943,000	$178,000	$2,271,000	$2,324,000	$(53,000)

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expenses were $1,121,000 and $943,000 for the three months ended June 30, 2024 and 2023, respectively, an increase of $178,000 or 19% in the current period.  The increase is attributable to higher equity based on compensation in the current year period as well as a charge associated with shares issued to our board of directors in the current period which did not occur in the prior period.

General and administrative expenses were $2,271,000 and $2,324,000 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $53,000, or 2% in the current period.  The decrease in general and administrative expenses was attributable to a decrease in Executive compensation.

Other Income and Expense

	For The Three Months Ended June 30,		Change	For The Six Months Ended June 30,		Change
	2024	2023		$2024	2023	$
Interest Income	$2,000	$-	$2,000	$12,000	$1,000	$11,000
Interest Expense	$(93,000)	$-	$(93,000)	$(187,000)	$-	$(187,000)
Other Income (Expense)	$(91,000)	$-	$(91,000)	$(175,000)	$1,000	$(176,000)

Interest income was approximately $2,000 and $0 for the three months ended June 30, 2024 and 2023.

Interest income was approximately $12,000 and $1,000 for the six months ended June 30, 2024 and 2023, respectively.

Interest expense was $93,000 and $0 for the three months ended June 30, 2024 and 2023, respectively.

Interest expense was $187,000 and $0 for the six months ended June 30, 2024 and 2023, respectively.

The interest expense is attributable to the convertible notes.

Liquidity and Capital Resources

 As of June 30, 2024, we had cash and cash equivalents of approximately $709,000 and working capital of $6,828,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the six months ended June 30, 2024 and 2023, we incurred losses from operations of ($1,105,000) and ($1,277,000), respectively. Cash used in operations for the six months ended June 30, 2024 and 2023 was ($1,558,000) and ($2,198,000), respectively.

A breakdown of our statement of cash flows for the six months ended June 30, 2024 and 2023 is provided below:

	For The Six Months Ended June 30,
	2024	2023
Net Cash Provided (Used) in Operating Activities	$(1,558,000)	$(2,198,000)
Net Cash Used in Investing Activities	$(99,000)	$(94,000)
Cash Flow From Financing Activities:	$28,000	$-

Operating Activities

Cash used in operations for the six months ended June 30, 2024 and 2023 was $1,558,000 and $2,198,000, respectively.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 was $99,000 and $94,000, respectively. The increase was attributable to higher property and equipment purchased in the current year period.

Financing Activities

Cash provided by financing activities for six months ended June 30, 2024 and 2023 was $28,000 and $0, respectively. The increase is attributable to the proceeds from the exercise of stock options.

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

Management has taken and will endeavor to continue to take a number of actions in order to improve our results of operations and the related cash flows generated from operations in order to strengthen our financial position, including the following items:

•	expanding our label with the EPA to further our product registration internationally;
•	continued expansion of our internal sales force and manufacturer representatives in an effort to drive global revenue in all verticals;
•	continue research and development and add new products to our “Stera” product line;
•	source alternative lower cost suppliers;
•	expansion of international distributors; and
•	continued growth in all of our verticals.

 During 2023 and 2024, we experienced increased demand for our CES where we collect deposits upon the execution of the contract. The deposits we receive fund the production for the CES and improve our overall liquidity through the duration of the project. We believe our sales for our CES will continue to grow in 2024 and improve our financial results from a liquidity perspective as well as improve our operating margins due to the higher recurring solution sales we see for our CES system.

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

Contract Balances

As of June 30, 2024, and December 31, 2023 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

 We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2024 and 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations, financial position or cash flows. Regardless of the outcome, any litigation could have an adverse impact on us due to defense and settlement costs, diversion of management resources and other factors.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

 None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

 To the best of the Company’s knowledge during the fiscal quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 1, 2024	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ JOE RZEPKA
Joe Rzepka
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

