Form 10-Q
period 2024-09-30
TOMI Environmental Solutions, Inc.
filed 2024-10-30
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

 or

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

As of October 30, 2024, the registrant had 20,015,205 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

TOMI ENVIRONMENTAL SOLUTIONS, INC.

ASSETS

Current Assets:	September 30, 2024 (Unaudited)	December 31, 2023
Cash and Cash Equivalents	$809,037	$2,339,059
Accounts Receivable - net	3,146,390	2,429,929
Other Receivables	164,150	164,150
Inventories (Note 3)	4,580,115	4,627,103
Vendor Deposits (Note 4)	97,488	29,335
Prepaid Expenses	345,842	371,298
Total Current Assets	9,143,022	9,960,874

Property and Equipment – net (Note 5)	914,156	1,048,642

Other Assets:
Intangible Assets – net (Note 6)	1,108,614	1,123,246
Operating Lease - Right of Use Asset (Note - 7)	417,190	467,935
Long Term Accounts Receivable - net	206,240	206,240
Other Assets	672,565	550,677
Total Other Assets	2,404,609	2,348,098
Total Assets	$12,461,787	$13,357,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,552,223	$1,267,029
Accrued Expenses and Other Current Liabilities (Note 13)	537,509	675,491
Current Portion of Long-Term Operating Lease	125,666	115,658
Total Current Liabilities	2,215,398	2,058,178

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	546,844	642,527
Convertible Notes Payable, net of unamortized debt discount of $255,126 and $301,985 at September 30, 2024 and December 31, 2023, respectively (Note 9)	2,344,874	2,298,015
Total Long-Term Liabilities	2,891,718	2,940,542
Total Liabilities	5,107,116	4,998,720

Commitments and Contingencies (Notes 7 and 11)

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 20,015,205 and 19,923,955 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	200,152	199,240
Additional Paid-In Capital	58,201,140	57,985,245
Accumulated Deficit	(51,047,259)	(49,826,229)
Total Shareholders’ Equity	7,354,671	8,358,894
Total Liabilities and Shareholders’ Equity	$12,461,787	$13,357,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sales, net	$2,542,251	$1,470,019	$6,669,730	$5,826,890
Cost of Sales	981,124	661,087	2,583,419	2,376,442
Gross Profit	1,561,127	808,932	4,086,311	3,450,448

Operating Expenses:
Professional Fees	104,941	207,673	387,267	456,518
Depreciation and Amortization	69,909	93,929	224,384	273,265
Selling Expenses	226,593	283,054	881,927	1,160,752
Research and Development	56,338	76,339	185,923	220,587
Consulting Fees	44,338	44,355	181,068	188,722
General and Administrative	909,906	1,004,618	3,181,304	3,328,726
Total Operating Expenses	1,412,025	1,709,968	5,041,873	5,628,570
Income (loss) from Operations	149,102	(901,036)	(955,562)	(2,178,122)

Other Income (Expense):
Interest Income	3,480	256	15,231	1,264
Interest Expense	(93,620)	-	(280,699)	-
Total Other Income (Expense)	(90,140)	256	(265,468)	1,264

Income (loss) before income taxes	58,962	(900,780)	(1,221,030)	(2,176,858)
Provision for Income Taxes (Note 15)	-	-	-	-
Net Income (loss)	$58,962	$(900,780)	$(1,221,030)	$(2,176,858)

Net income (loss) Per Common Share
Basic	$0.00	$(0.05)	$(0.06)	$(0.11)
Diluted	$0.00	$(0.05)	$(0.06)	$(0.11)

Basic Weighted Average Common Shares Outstanding	20,015,205	19,823,955	19,984,179	19,818,241
Diluted Weighted Average Common Shares Outstanding	20,096,751	19,823,955	19,984,179	19,818,241

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the nine months ended September 30, 2024
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2024	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894
Warrants and Options Exercised			31,250	312	27,188		27,500
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Equity Compensation					144,307		144,307
Net (Loss) for the nine months ended September 30, 2024						(1,221,030)	(1,221,030)
Balance at September 30, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,047,259)	$7,354,671

			For the nine months ended September 30, 2023
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2023	63,750	$638	19,763,955	$197,640	57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					158,833		158,833
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the nine months ended September 30, 2023						(2,176,858)	(2,176,858)
Balance at September 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(48,600,495)	$9,481,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

			For the three months ended September 30, 2024
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2024	63,750	$638	20,015,205	200,152	$58,201,140	$(51,106,221)	$7,295,709
Equity Compensation							-
Common Stock Issued for Services Provided							-
Net Income for the nine months ended September 30, 2024						58,962	58,962
Balance at September 30, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,047,259)	$7,354,671

			For the three months ended September 30, 2023
	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(47,699,715)	$10,381,955
Net (Loss) for the three months ended September 30, 2023						(900,780)	(900,780)
Balance at September 30, 2023	63,750	$638	19,823,955	$198,240	$57,882,792	$(48,600,495)	$9,481,175

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flow From Operating Activities:
Net Income (Loss)	$(1,221,030)	$(2,176,858)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used) In Operating Activities:
Depreciation and Amortization	224,384	273,265
Amortization of Right of Use Asset	117,986	117,986
Amortization of Deferred Financing Costs	46,860	-
Equity Compensation Expense	144,307	158,833
Value of Equity Issued for Services	45,000	51,000
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(716,462)	404,297
Inventory	46,988	14,355
Prepaid Expenses	25,455	(53,947)
Vendor Deposits	(68,153)	357,193
Other Assets	(121,888)	(121,061)
Increase (Decrease) in:
Accounts Payable	285,194	(546,391)
Accrued Expenses	(137,982)	(20,758)
Customer Deposits	-	(699,732)
Lease Liability	(123,521)	(119,923)
Net Cash Provided (Used) in Operating Activities	(1,452,862)	(2,361,741)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	(104,660)	(94,295)
Net Cash (Used) in Investing Activities	(104,660)	(94,295)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flow From Financing Activities:
Proceeds from Issuance of Stock and Warrants	$27,500	-
Net Cash Provided By Financing Activities:	27,500	-
Increase (Decrease) In Cash and Cash Equivalents	(1,530,022)	(2,456,036)
Cash and Cash Equivalents - Beginning	2,339,059	3,866,733
Cash and Cash Equivalents – Ending	$809,037	$1,410,697

Supplemental Cash Flow Information:
Cash Paid for Interest	$222,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and water in the form of humidity. Our solution is organically listed in the United States and Canada as a sustainably green product with no or very little carbon footprint. Our business is organized into four divisions: Life Sciences, Healthcare, Food Safety and Commercial.

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

Our products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, food security including storage and transportation, universities and research facilities, vivarium labs, other service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, prisons, and athletic facilities. Our products are also used in single-family homes and multi-unit residences. Additionally, our products have been listed on the EPA’s List N as products that help combat COVID-19 and are actively being used for this purpose.

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

For the three and nine months periods ended September 30, 2024, our net income was $59,000 and a net loss of ($1,221,000) respectively and the cash used in operations for the nine months ended September 30, 2024 was $1,453,000. As of September 30, 2024, we had approximately $809,000 of cash and cash equivalents.  Absent any other action, the Company may require additional liquidity to continue its operations over the next 12 months. However, management has considered its liquidity plans to continue the Company as a going concern and believes substantial doubt is alleviated by managing costs and expenses, raising capital by closing equity and debt offerings and generating additional revenue and funding through increased sales, government grants and other sources.

Reclassification of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year's presentation. These reclassifications had no material effect on previously reported results of operations or financial position.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At September 30, 2024, and December 31, 2023, there were no cash equivalents.

Accounts Receivable

Our accounts receivable are typically from credit-worthy customers or, for certain international customers, are supported by pre-payments. For those customers to whom we extend credit, we perform periodic evaluations of their status and maintain allowances for potential credit losses as deemed necessary. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024, the allowance for credit losses stood at $1,271,000, down from $1,495,000 as of December 31, 2023.

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

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable.  Our reserve for obsolete inventory was $95,000 as of September 30, 2024 and December 31, 2023.

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

Accounts Payable

As of September 30, 2024, one vendor accounted for approximately 56% of accounts payable. As of December 31, 2023, two vendors accounted for approximately 59% of accounts payable.

For the three and nine months ended September 30, 2024, two vendors accounted for 53% and 65% of cost of sales, respectively. For the three and nine months ended September 30, 2023, two vendors accounted for 60% and 72% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.  As of September 30, 2024, and December 31, 2023, our warranty reserve was $30,000. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes.  Net deferred tax assets have been fully reserved at September 30, 2024 and December 31, 2023.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing our net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock and convertible debt as prescribed in FASB ASC Topic 260.

Potentially dilutive securities for the nine months ended September 30, 2024 consisted of 2,080,000 shares of common stock from convertible debentures, 2,765,846 shares of common stock issuable upon exercise of outstanding warrants, 805,042 shares of common stock issuable upon outstanding stock options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities for the three months ended September 30, 2023 consisted of 2,773,585 shares of common stock issuable upon exercise of outstanding warrants, 610,500 shares of common stock issuable upon vesting of stock options and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.7 million and 3.4 million shares of common stock were outstanding on September 30, 2024 and 2023, respectively.

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended September 30,
	(Unaudited)
	2024	2023

Net Income (Loss)	$58,962	$(900,780)
Adjustments for convertible debt - as converted
Net income (loss) attributable to common shareholders	$58,962	$(900,780)
Weighted average number of shares of common stock outstanding:
Basic	20,015,205	19,823,955
Net income (loss) attributable to common shareholders per share:
Basic	$0.00	$(0.05)

	For the Nine Months Ended September 30,
	(Unaudited)
	2024	2023

Net Income (Loss)	($1,221,030)	($2,176,858)
Net income (loss) attributable to common shareholders	($1,221,030)	($2,176,858)
Weighted average number of shares of common stock outstanding:
Basic	19,984,179	19,818,241
Net income (loss) attributable to common shareholders per share:
Basic and Diluted	($0.06)	($0.11)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended September 30,
	(Unaudited)
	2024	2023

Numerator:
Net Income (Loss)	$58,962	$(900,780)

Denominator:
Basic weighted-average shares	20,015,205	19,823,955
Effect of dilutive securities
Warrants	5,908	-
Options	11,888	-
Preferred Stock	63,750	-
Diluted Weighted Average Shares	20,096,751	19,823,955

Net income (loss) attributable to common shareholders per share:
Diluted	$0.00	$(0.05)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share net (loss) income per share because their effect was anti-dilutive:

	For the Three Months Ended September 30,
	(Unaudited)
	2024	2023

Warrants	2,734,596	-
Convertible Debt	2,080,000
Options	573,000	-
	5,387,596	-

Note: Warrants, options, convertible debt and preferred stock for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023, are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2024	2023
SteraMist Product	$1,766,000	$953,000
Service and Training	776,000	517,000
Total	$2,542,000	$1,470,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2024	2023
United States	$1,886,000	$1,271,000
International	656,000	199,000
Total	$2,542,000	$1,470,000

Product and Service Revenue

	For the nine months ended September 30, (Unaudited)
	2024	2023
SteraMist Product	$5,247,000	$4,501,000
Service and Training	1,423,000	1,326,000
Total	$6,670,000	$5,827,000

Revenue by Geographic Region

	For the nine months ended September 30, (Unaudited)
	2024	2023
United States	$5,169,000	$5,001,000
International	1,501,000	826,000
Total	$6,670,000	$5,827,000

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

Contract Balances

As of September 30, 2024, and December 31, 2023, we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. In May 2024, we issued 60,000 shares of Common Stock to members of our Board under the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2024 and 2023.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed in the period they are incurred. For the three and nine months ended September 30, 2024, advertising and promotional expenses included in selling expenses were approximately $35,000 and $192,000, respectively. For the same periods in 2023, these expenses were approximately $66,000 and $405,000, respectively.

Research and Development Expenses

Research and development expenses are expensed in the period they are incurred. For the three and nine months September 30, 2024, these expenses were approximately $56,000 and $186,000, respectively. For the same periods in 2023, research and development expenses were approximately $76,000 and $221,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product iHP (ionized Hydrogen Peroxide) with a variety of applications. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above.

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

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	September 30, 2024 (Unaudited)	December 31, 2023
Finished Goods	$3,709,000	$3,796,010
Raw Materials	966,000	711,776
Inventory Reserve	(95,000)	(95,000)
Total	$4,580,000	$4,627,000

NOTE 4. VENDOR DEPOSITS

At September 30, 2024 and December 31, 2023, we maintained vendor deposits of $97,000 and $29,000 respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2024 (Unaudited)	December 31, 2023
Furniture and fixtures	$458,652	$364,819
Equipment	2,273,466	2,269,185
Vehicles	66,170	66,170
Computer and software	313,102	306,556
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,909,771	3,805,111
Less: Accumulated depreciation	2,995,615	2,756,469
Property and Equipment, net	$914,156	$1,048,642

For the three and nine months ended September 30, 2024, depreciation was $65,031 and $209,751, respectively. For the three and nine months ended September 30, 2023, depreciation was $90,156 and $261,945, respectively. For the three and nine months ended September 30, 2024 and 2023, amortization of tenant improvement allowance was $9,798 and $29,395, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology.

We amortize the patents over the estimated remaining lives of the related patents. Trademarks have an indefinite life. Amortization expenses were $4,878 and $14,633 for the three and nine months ended September 30, 2024, respectively. Amortization expense was $3,773 and $11,312 for the three and nine months ended September 30, 2023, respectively.

Definite life intangible assets consist of the following:

	September 30, 2024 (Unaudited)	December 31, 2023
Intellectual Property and Patents	$3,196,396	$3,196,396
Less: Accumulated Amortization	2,918,646	2,904,013
Patents, net	$277,750	$292,383

Indefinite life intangible assets consist of the following:

Trademarks	830,864	830,863

Total Intangible Assets, net	$1,108,614	$1,123,246

Approximate future amortization is as follows (rounded to nearest thousandth):

Year Ended:	Amount

October 1 – December 31, 2024	$5,000
December 31, 2025	20,000
December 31, 2026	20,000
December 31, 2027	20,000
December 31, 2028	20,000
Thereafter	193,000
Total	$278,000

NOTE 7. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commenced in December 2018 when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018, and the lease was amended in March 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. A 7% discount rate was determined using our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	September 30, 2024 (Unaudited)	December 31, 2023

Assets:
Operating lease right-of-use asset	$417,190	$467,935
Liabilities:
Current Portion of Long-Term Operating Lease	$125,666	$115,658
Long-Term Operating Lease, Net of Current Portion	546,844	642,527
Total Right of Use Liability	$672,510	$785,185

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended September 30, 2024 (Unaudited)	For the Three Months Ended September 30, 2023 (Unaudited)

Operating lease expense	$39,329	$39,329

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)

Operating lease expense	$117,986	$117,986

Other information related to leases where we are the lessee is as follows:

	September 30, 2024 (Unaudited)	December 31, 2023

Weighted-average remaining lease term:
Operating leases	4.25 years	5.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended September 30, 2024 (Unaudited)	For the Three Months Ended September 30, 2023 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$41,577	$40,366

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
	(Unaudited)	Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$123,521	$119,923

As of September 30, 2024, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
October 1 – December 31, 2024	$41,577
December 31, 2025	170,051
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,819
Thereafter	33,751
Total minimum lease payments	786,759
Less: Interest	114,249
Imputed value of lease obligations	672,510
Less: Current portion	125,666
Long-term portion of lease obligations	$546,844

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of September 30, 2024. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and nine months ended September 30, 2024 and 2023 were $3,766 and $11,297, respectively.

NOTE 9. CONVERTIBLE DEBT

In October and November 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “Notes”). In October and November 2023, we sold and issued an aggregate of $2,600,000 of Notes that are convertible into 2,080,000 shares of common stock at a conversion price of $1.25 per share. As of December 31, 2023, we issued and sold an aggregate of $2,600,000 of Notes to certain Investors pursuant to the SPA.

The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at an initial conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to the Notes for the three and nine months ended September 30, 2024 were $78,000 and $234,000, respectively. Interest expense related to the Notes for the three and nine months ended September 30, 2023 were $0 and $0, respectively

Amortization of deferred financing costs were $15,620 and $46,860 for the three and nine months ended September 30, 2024, respectively which has been included with interest expense on the statement of operations, amortization of deferred financing costs were $0 and $0 for the three and nine months ended September 30, 2023, respectively.

Convertible notes consist of the following at:

	September 30,
	2024	December 31,
	(Unaudited)	2023

Convertible notes	$2,600,000	$2,600,000
Less: Debt issuance costs	(312,399)	(312,398)
Accumulated amortization	57,273	10,413
Convertible notes, net	$2,344,874	$2,298,015

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2024 and December 31, 2023, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2024 and December 31, 2023, there were no shares issued and outstanding. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

Common Stock

In January 2023, we issued 60,000 shares of Common Stock valued at approximately $51,000 to members of our Board pursuant to our equity plan (see Note 12).

In May 2024, we issued 60,000 shares of Common Stock valued at approximately $45,000 to members of our Board pursuant to our equity plan (see Note 12).

Stock Options

In May 2024, we issued options to purchase 225,000 shares of Common Stock to officers at an exercise price of $0.75 per share pursuant to an employment agreement. The options were valued at $144,307 and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by Officers with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and a contractual term of 10 years. The grant date fair value of each share of Common Stock underlying the options was $0.64.

The following table summarizes stock options outstanding as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31,
	(Unaudited)		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	617,542	$1.38	413,000	$1.65
Granted	225,000	0.75	217,042	0.82
Exercised	(31,250)	0.88	-	-
Expired	(6,250)	0.80	(12,500)	-
Outstanding, end of period	805,042	$1.23	617,542	$1.38

Options outstanding and exercisable by price range as of September 30, 2024 were as follows:

Outstanding Options		Average	Exercisable Options
		Weighted
		Remaining		Weighted
		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	3.31	7,042	$0.71
$0.75	225,000	9.38	225,000	$0.75
$0.80	21,250	1.20	21,250	$0.80
$0.85	210,000	8.08	210,000	$0.85
$0.96	12,500	0.02	12,500	$0.96
$1.12	270,000	8.06	270,000	$1.12
$1.93	10,500	3.06	10,500	$1.93
$2.16	5,000	1.00	5,000	$2.16
$4.40	12,500	2.05	12,500	$4.40
$7.06	31,250	1.75	31,250	$7.06
	805,042	7.64	805,042	$1.23

Common Stock Warrants

The following table summarizes the outstanding common stock warrants as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	(Unaudited)	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,772,097	$2.25	2,792,335	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(6,250)	(1.12)	(20,238)	(1.11)
Outstanding, end of period	2,765,846	$2.26	2,772,097	$2.25

Warrants outstanding and exercisable by price range as of September 30, 2024 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	9.14	31,250	$0.64
$0.80	125,000	9.33	125,000	$0.80
$0.96	442,708	8.14	442,708	$0.96
$1.20	156,250	0.34	156,250	$1.20
$1.68	1,434,721	1.99	1,434,721	$1.68
$2.18	172,167	1.99	172,167	$2.18
$4.00	28,750	5.57	28,750	$4.00
$6.95	375,000	6.01	375,000	$6.95
	2,765,846	3.88	2,765,846	$2.26

There were no unvested warrants outstanding as of September 30, 2024.

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

Product Liability

As of September 30, 2024 and December 31, 2023, there were no claims against us for product liability.

NOTE 12. CONTRACTS AND AGREEMENTS

Director Compensation

In January 2023, we increased the annual fee to non-employee members of our Board to $48,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee was increased to $54,600, also to be paid in cash on a quarterly basis. Non-employee Director compensation also includes the annual issuance of our Common Stock.

For the nine months ended September 30, 2023, we issued an aggregate of 60,000 shares of Common Stock that were valued at approximately $51,000 to members of our Board.

For the nine months ended September 30, 2024, we issued an aggregate of 60,000 shares of Common Stock that were valued at approximately $45,000 to members of our Board.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2024 (Unaudited)	December 31, 2023
Commissions	$191,481	$200,837
Payroll and related costs	204,345	201,009
Director fees	37,650	37,650
Sales Tax Payable	4,916	5,707
Accrued warranty (Note 14)	30,000	30,000
Allowance for Sales Returns	0	128,390
Other accrued expenses	69,117	71,898
Total	$537,509	$675,491

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

The following table presents warranty reserve activities at:

	September 30, 2024 (Unaudited)	December 31, 2023
Beginning accrued warranty costs	$30,000	$68,000
Provision for warranty expense	11,066	26,911
Settlement of warranty claims	(11,066)	(64,911)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. INCOME TAXES

For the three and nine months ended September 30, 2024 and 2023, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of September 30, 2024 and December 31, 2023, we recorded a valuation allowance of $7,851,000 and $7,539,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

NOTE 16. CUSTOMER CONCENTRATION

One customer accounted for 12% of net revenue for the three months ended September 30, 2024. Three customers accounted for 55% of net revenue for the three months ended September 30, 2023.

One customer accounted for 18% of our revenue for the nine months ended September 30, 2024. Three customers accounted for 32% of our revenue for the nine months ended September 30, 2023.

As of September 30, 2024, two customers accounted for 24% of our gross accounts receivable.  As of December 31, 2023, two customers accounted for 27% of our gross accounts receivable.

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

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “TOMI” as used herein refers collectively to TOMI Environmental Solutions, Inc. unless otherwise stated.

The following MD&A should be read in conjunction with the Annual Report filed with the SEC and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

Quarterly Highlights

Business Update

We continue to see improved financial results as the third quarter marks our second consecutive profitable quarter in our 2024 calendar year. The improved financial results are largely due to higher revenue, improved gross profit margins, and strategic reductions in operating expenses. We also were cash flow positive in the third quarter due to the improved turnover in our accounts receivable and lower monthly outgoing cash expenditures with management’s spending cuts. We continue to expand our customer base and secured significant agreements and new partnerships.

Revenue for the third quarter 2024 was $2,542,000 which represents $1,072,000 or 73% growth compared to the third quarter of the prior year. The higher revenue was attributable to increased demand for our mobile units and higher iHP service revenue.

For the nine months ended September 30, 2024, TOMI reported a 14.5% increase in revenue, amounting to $6,670,000, compared to the same period in 2023. This growth was primarily driven by higher mobile equipment sales, with our mobile SteraMist equipment increasing 90% in 2024 compared to 2023.

For the nine months ended September 30, 2024, our international revenue grew by 82%, driven by new customers in Canada, South Africa, and India, compared to the same period in 2023.

Our total recognized revenue and backlog for the nine months ended September 30, 2024 amounted to $7,200,000, consisting of approximately $6,700,000 in recognized revenue and a sales backlog of approximately $500,000 at the end of September 2024.

Our gross profit margins for the three months ended September 30, 2024 were 61.4%, compared to 55% in the same prior year period. The improved gross profit margins were attributable to our product mix in sale and the increased demand for our mobile equipment.

Our General and Administrative expenses declined by $148,000 or 4% during the first nine months ended September 30, 2024 compared to the same period in 2023. This decrease was primarily due to operating expense controls, lower executive compensation and a reduction in consultant fees.

During the third quarter, management continued cost reduction initiatives that lowered our operating expenses by 10% compared to the same period last year. Additionally, our operating expenses in the third quarter of 2024 decreased by 19% compared to the second quarter of 2024 as a result of our cost-cutting measures.

We continue to pursue innovative solutions and new markets for our versatile and environmentally friendly SteraMist iHP technology.

During 2024, the service decontamination sector experienced shifts among key competitors, resulting in an increased volume of leads for our company. On March 7, 2024, we announced the expansion of SteraMist iHP Corporate Service contracts through the addition of new strategic partners. This growth accelerated through the second quarter and has seen substantial momentum in the third quarter, with record-breaking revenue. We continue to support key clients, including Pfizer, Inc. and Thermo Fisher Scientific facilities, while successfully onboarding new customers such as Integra life sciences, Curia, and multiple smaller engagements within the Food Safety sector. These new relationships are expected to drive future sales across both capital equipment and routine service contracts. The addition of these customers further solidifies iHP’s position as a market leader in advanced decontamination solutions, serving corporate clients across life sciences and adjacent industries.

To enhance our market presence in the western United States, we formed a strategic partnership with EMAQ in the second half of the year. EMAQ has made a significant investment exceeding $1,000,000 in SteraMist iHP equipment and will act as our regional partner to expand iHP services in this area. This collaboration is expected to drive substantial growth in solution sales, leveraging our razor-and-blade business model—where SteraMist delivery systems represent the razor, and our proprietary BIT Solution serves as the razor blade that is designed to generate ongoing revenue. The partnership is progressing well, with both companies effectively combining strengths and resources to build business and expand opportunities.

Demand for our CES systems continues to grow as our portfolio of systems that are being built. In February 2024, we announced the signing of a new contract for a SteraMist iHP Custom Engineered System (CES) installation with a California-based life sciences company. The contracted iHP Custom Engineered System (CES) is valued at approximately $600,000. This system, featuring six applicators, will be integrated into a clinical suite, and is expected to be fully qualified and in use by the end of the 2024 year.

This year we received an order for our CES system with a global leader in advanced laboratory services. This customer purchased two additional Environment Systems to their original fleet of two Environment Systems and a seven (7) applicator iHP Custom Engineered System (CES).

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

We believe our growing portfolio of CES systems will give us a competitive edge in the Life Sciences market segment, improving our brand recognition and creating new business and sales opportunities. In addition, after our installed CES projects are fully qualified and established for use, and as our portfolio grows, we anticipate this will have a positive impact on our long-term recurring BIT solution sales thus providing the potential to enhance our operating margins, further strengthening our position in the industry, and supporting sustainable growth.

We maintain an active focus on digital marketing initiatives and business development plans with existing customers. In an effort to optimize our budget, we reduced our participation in tradeshows and redirected resources towards more effective lead generation strategies such as referrals and references. While tradeshows offer valuable networking opportunities, we have found that for the short-term TOMI SteraMist’s strong reputation generates sufficient interest through other channels. These alternative approaches have proven to be more cost-effective and efficient in driving new business and expanding our customer base.

We recently launched a targeted campaign aimed at domestic manufacturers of cleanroom construction and general building companies that may require decontamination services as part of their project bids. This outreach extends to both existing partners and new prospects involved in modular cleanrooms, construction design firms, mobile healthcare pods, and related sectors. The campaign has already gained traction, resulting in numerous sales presentations. While many of these opportunities are geared toward long-term engagements, our expanded product offerings and scalable solutions—designed to meet varying industry needs—position us for sustained sales growth in the coming year and beyond.

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

To further highlight the effectiveness of SteraMist iHP technology in the food industry, TOMI announced several collaborative efforts with prominent organizations on new studies exploring expanded applications and benefits of SteraMist iHP. These partnerships have also opened doors to additional opportunities through introductions to their suppliers. One of these collaborations involves a leading producer of health, hygiene, and nutrition products, where we are developing a specialized application for spraying conveyor belts to streamline the decontamination process for packaged goods, targeting pathogens such as Salmonella and Listeria. This initiative represents a significant addition to our client portfolio, aligning with market trends driven by growing health awareness and increasing demand for sustainable, premium products. Additionally, TOMI will soon begin a project with a major conglomerate focused on the decontamination of heart monitoring devices to add to our focus on healthcare initiatives.

We would also like to emphasize that we are fully aware of the numerous challenges currently impacting the food market. In response, we have proactively engaged with key industry players to offer our solutions and support.

Key international sales highlights from the third quarter include our expansion into the Indian market, a highly competitive arena within the decontamination sector and a critical focus of TOMI’s global growth strategy. We secured approximately $150,000 in initial purchases, demonstrating our ability to successfully penetrate this challenging market. Establishing a foothold in India underscores the unrivaled effectiveness of SteraMist iHP technology and reinforces our competitive positioning.

Additionally, we achieved significant progress in Q3 with one of our platinum customers expanding their use of SteraMist iHP to a facility in South Africa. This marks their fourth location utilizing SteraMist technology and services, following successful implementations in Chile, Portugal, and Brazil.

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

TOMI successfully installed the first official SteraMist Hybrid at Xenith Pharmaceutical F/KA Indigo Pharmaceutical, Inc.’s existing research facility, which selected the SteraMist Hybrid because it met the client’s strict delivery timeline while adhering to the facility’s budget constraints. We remain in specification discussions with Xenith for a Custom Engineered System for a future site dedicated to injectables.

Building upon our successful partnership with Indigo we continued to cultivate strong relationships within our existing network. In July, the same consultant who introduced Indigo brought BeSpoke Pharmaceuticals, a compounding pharmacy, to our attention. We successfully delivered a Hybrid system to BeSpoke, with installation imminent. Like Indigo, BeSpoke has committed to a marketing initiative to promote our Hybrid product line. These strategic partnerships underscore the effectiveness of our focused approach to business development. By prioritizing existing relationships and leveraging referrals, we are generating tangible results and accelerating revenue growth compared to traditional lead generation methods such as tradeshows.

This partnership has proven highly effective, with these facilities now purchasing mobile units and pallets of solution through the Nevada-based consultant. His expertise has been instrumental in driving broader adoption of SteraMist iHP technology across multiple sites and uses of SteraMist iHP.

We have seen positive reception of its SteraMist Transport unit, an all-in-one dual voltage fogging product designed to treat a wide variety of vehicle sizes with an application time of only 20 minutes per 1,000 cubic feet. The initial batch of this innovative product is currently in a soft launch phase and was sold for live practical assessment with an existing international customer and domestic distributor.

TOMI launched its fourth generation SteraMist Environment System. The 24-volt model allows for universal outlet usage and convert even more of the hydrogen peroxide BIT Solution to hydroxyl radicals thus lowering H2O2 PPM levels allowing for faster turnaround time. In addition, the unit has eight (8) outputs where four (4) are dedicated to our regular process of Constant or Pulse Injection, Dwell, and Aeration along with a light beacon status bar and four (4) are programmable to meet the customer needs for any external equipment they may desire to work with the system. This system is currently on the market and remains to be one of our most popular quoted product lines, has been implemented by customers, and is receiving praise for its further developments.

Our SteraMist® BIT™ solution product line is currently made up of a 32-ounce bottle for the SteraPak, a ten (10) liter, five (5) gallon, 55-gallon drum for our custom built-ins and our traditional one (1) gallon bottle. This brings the BIT Solution product line to a total of five (5) options provided to our customers, which will benefit our razor/razor-blade business model, where our SteraMist delivery systems represent the razor, and our proprietary BIT Solution represents the razor blade.

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

Industries & Market Segments

SteraMist products are designed to address a wide spectrum of industries using iHP. Our operations consist of four main divisions based on our current target industries: Life Sciences, Hospital-HealthCare, Food Safety, and Commercial. Launched in sequential order as listed to either strategically address the needs and/or ensure compliance with the specific regulations governing each industry segment.

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

SteraMist Pro Certified (“SPC”) - New Program Offering

The TOMI Service Network or TSN, an expansive network consisting of professionals who are exclusively licensed and trained to use the SteraMist products. TOMI trained and serviced a wide array of professional remediation companies in the use of SteraMist. The TSN addressed many cleaning protocols that changed permanently due to the COVID-19 pandemic, a network that played a significant role in facilitating and maintaining these protocols. COVID-19 highlighted the limitations of reactive approaches to cleanliness and hygiene. Recognizing this, TOMI is now championing a proactive approach to disinfection. While the pandemic may have initially spurred reactive measures, we are advocating for a shift towards proactive, ongoing disinfection protocols.

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

The SteraMist Pro Certified (SPC) program signifies a significant step towards industry excellence. Our aim is to establish a standard that reflects a commitment to continuous improvement, adherence to evolving disinfection and biohazard response norms, and dedication to setting benchmarks in the field.

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

As a result, we will no longer maintain the TOMI Service Network (TSN) in its current form. Instead, we launched a proactive program now available to all our customers—including those in Life Sciences, Healthcare, Food Safety, and Commercial sectors. This on-demand program reflects our proactive approach, leveraging the expertise of all partners and key relationships to strengthen our brand and global presence. Through these valuable relationships we have built with industry experts, we continue to advance contamination control and validation practices.

With SteraMist iHP, we now have a game-changing technology across four key industries, capable of addressing everything from routine cleaning to complex cleanroom decontamination, patient healthcare environments, biohazard management, and border control along with an educational platform. Our domestic and international service provider partnerships are essential in driving this mission forward and expanding our impact worldwide.

Business Highlights and Recent Events

Revenues

Total revenue for the nine months ended September 30, 2024, was $6,670,000, a 14.5% increase or $843,000 compared to $5,827,000 for the nine months ended September 30, 2023. This growth was driven by higher sales of SteraMist products and iHP Service Revenue.

SteraMist product-based revenue, which is primarily comprised of our mobile and CES equipment, was up 85% in the third quarter of the current year, when compared to the same prior year period.

Our third-quarter international revenue grew by 230%, driven by new customers in Canada, South Africa and the India, compared to the same period in 2023.

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

On August 22, 2024, we announced the expansion of its partnership with a global leader in laboratory testing and diagnostics services with multiple mobile equipment purchases and a Custom Engineered System (CES) to support the expansion of their Wisconsin facility.

On September 6, 2024, we announced that Elissa J. Shane, Chief Operating Officer, and Joe Rzepka, Chief Financial Officer, will be participating in the H.C. Wainwright 24th Annual Global Investment Conference to be held September 9-11, 2024, at the Lotte New York Palace Hotel in New York City.

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

Our portfolio includes more than 25 Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications; we have recently obtained new patents in Mexico and Japan. We have obtained four related United States utility patents, giving us protection of our technology until the year 2038; we are currently pursuing allowance for a fifth US patent for our backpack decontamination units and mobile carts. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Portugal, Romania, Slovenia, and Sweden, Singapore, New Zealand, and in the UK, and continue to pursue protections all over the world.

We have submitted utility patent applications in multiple jurisdictions and countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, New Zealand, Australia and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on 32 separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to the United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property. Recently, we have filed new patent applications, both in the United States and internationally, which are directed to improved applicator designs, and designs for applications in cell biology; these new designs have been found novel during review in the World Intellectual Property Organization international application process. Initial findings for our filed improved applicator designs in cell biology may be followed by accelerated applications in many countries.

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

Financial Operations Overview

Our financial position as of September 30, 2024 and December 31, 2023, respectively, was as follows:

	September 30, 2024 (Unaudited)	December 31, 2023
Total shareholders’ equity	$7,355,000	$8,359,000
Cash and cash equivalents	$809,000	$2,339,000
Accounts receivable – Current, net	$3,146,000	$2,430,000
Inventories	$4,580,000	$4,627,000
Prepaid expenses	$346,000	$371,000
Vendor Deposits	$97,000	$29,000
Other Receivables	$164,000	$164,000
Accounts receivable – Long Term, net	$206,000	$206,000
Current liabilities – Excluding Deferred Revenue	$2,215,000	$2,058,000
Long-term liabilities – Convertible Notes	$2,345,000	$2,298,000
Long-term liabilities – Other	$547,000	$643,000
Working Capital	$6,928,000	$7,903,000

During the nine months ended September 30, 2024, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $1,453,000.

Results of Operations for the Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023:

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Revenue, Net	$2,542,000	$1,470,000	$1,072,000	$6,670,000	$5,827,000	$843,000
Gross Profit	1,561,000	809,000	752,000	4,086,000	3,450,000	636,000
Total Operating Expenses (1)	1,412,000	1,710,000	(298,000)	5,042,000	5,629,000	(587,000)
Income (Loss) from Operations	149,000	(901,000)	1,050,000	(956,000)	(2,179,000)	1,223,000
Total Other Income (Expense)	(90,000)	-	(90,000)	(265,000)	1,000	(266,000)
Provision for (benefit from) Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$59,000	$(901,000)	960,000	$(1,221,000)	$(2,178,000)	957,000
Basic Net Income (Loss) per share	$0.00	$(0.05)	$0.05	$(0.06)	$(0.11)	$0.05
Diluted Net Income (Loss) per share	$0.00	$(0.05)	$0.05	$(0.06)	$(0.11)	$0.05

Revenue

Total revenue for the three months ended September 30, 2024 and 2023, was $2,542,000 and $1,470,000, respectively, representing an increase of $1,072,000 or 73% compared to the same prior year period. Product based revenues for the nine months ended September 30, 2024 and 2023, were $5,247,000 and $4,501,000, representing an increase of $746,000 or 17% when compared to the same prior year period.  The higher revenue was attributable to increased demand for our mobile units and higher iHP service revenue.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter.

Product and Service Revenue

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
SteraMist Product	$1,766,000	953,000	$813,000	$5,247,000	$4,501,000	$746,000
Service and Training	776,000	517,000	259,000	1,423,000	1,326,000	97,000
Total	$2,542,000	$1,470,000	$1,072,000	$6,670,000	$5,827,000	$843,000

SteraMist Product-based revenues for the three months ended September 30, 2024 and 2023, were $1,776,000 and $953,000, representing an increase of $813,000 or 85% when compared to the same prior year period. The higher revenue was attributable to increased demand for our mobile units and higher iHP service revenue.  For the nine months ended September 30, 2024 and 2023, our total revenue was $6,670,000 and $5,827,000, respectively, representing an increase of $843,000, or 14% compared to the same prior year period.

Our service-based revenue for the three months ended September 30, 2024 and 2023, was $776,000 and $517,000, respectively, representing an increase of $259,000 or 50%. For the nine months ended September 30, 2024 and 2023, our service-based revenue was $1,423,000 and $1,326,000, representing an increase of $97,000 or 7% when compared to the same prior period in 2023. The increase in service revenue was due to timing of emergency service work that occurred in the same prior period.

Revenue by Geographic Region

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
United States	$1,886,000	$1,271,000	$615,000	$5,169,000	$5,001,000	$168,000
International	656,000	199,000	457,000	1,501,000	826,000	675,000
Total	$2,542,000	$1,470,000	$1,072,000	$6,670,000	$5,827,000	$843,000

Our domestic revenue for the three months ended September 30, 2024 and 2023 was $1,886,000 and $1,271,000, respectively, an increase of $615,000 or 48%, when compared to the same prior year period. For the nine months ended September 30, 2024 and 2023, our domestic revenue was $5,169,000 and $5,001,000, representing an increase of $168,000 or 3% when compared to the same prior period in 2023. Our domestic product-based revenue increased due to higher domestic demand for our equipment and iHP services.

Internationally, our revenue for the three months ended September 30, 2024 and 2023, was approximately $656,000 and $199,000, respectively, representing an increase of $457,000 or 230% when compared to the same prior year period. For the nine months ended September 30, 2024 and 2023, our international revenue was $1,501,000 and $826,000, representing an increase of $675,000 or 82% when compared to the same prior period in 2023. The higher revenue was attributable to increased demand for our mobile units.

Cost of Sales

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Cost of Sales	$981,000	$661,000	$320,000	$2,583,000	$2,376,000	$207,000

Cost of sales was $981,000 and $661,000 for the three months ended September 30, 2024 and 2023, respectively, an increase of $320,000 or 48%, compared to the prior year. The increase in cost of sales was primarily due to higher sales. Our gross profit as a percentage of sales for the three months ended September 30, 2024 was 61% compared to 55% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales.

Cost of sales was $2,583,000 and $2,376,000 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $207,000, or 9%, compared to the prior year. The increase in cost of sales was primarily due to the higher sales.

Professional Fees

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Professional Fees	$105,000	$208,000	$(103,000)	$387,000	$457,000	$(70,000)

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $105,000 and $208,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of approximately $103,000 or 50%, in the current year period. The decrease in professional fees was due to lower legal fees incurred in the current year period due to costs incurred in connection with our intellectual property and the related timing of when those services were rendered.

Professional fees were $387,000 and $457,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of approximately $70,000, or 15%, in the current year period. The decrease in professional fees was primarily due to lower legal fees we incurred in connection with distributor and OEM agreements.

Depreciation and Amortization

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Depreciation and Amortization	$70,000	$94,000	$(24,000)	$224,000	$273,000	$(49,000)

Depreciation and amortization were approximately $70,000 and $94,000 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $24,000 or 26%.

Depreciation and amortization were approximately $224,000 and $273,000 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $49,000, or 18%.

The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year period when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Selling Expenses	$227,000	$283,000	$(56,000)	$882,000	$1,161,000	$(279,000)

Selling expenses for the three months ended September 30, 2024 were approximately $227,000, as compared to $283,000 for the quarter ended September 30, 2023, representing a decrease of approximately $56,000 or 20%. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives and lower advertising and tradeshow costs incurred in the current year period.

Selling expenses for the nine months ended September 30, 2024 were approximately $882,000, as compared to $1,161,000 for the quarter ended September 30, 2023, representing a decrease of approximately $279,000 or 24%. The decline in selling expenses is due to lower sales commission incurred in the current year period due to less sales generated by third party representatives and lower advertising and tradeshow costs incurred in the current year period.

Research and Development

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Research and Development	$56,000	$76,000	$(20,000)	$186,000	$221,000	$(35,000)

Research and development expenses for the three months ended September 30, 2024 were approximately $56,000, as compared to $76,000 for the quarter ended September 30, 2023, representing a decrease of approximately $20,000 or 26%. The decline in research and development expenses is due to the timing projects that occurred in the prior period which did not recur in the same current year period.

Research and development expenses for the nine months ended September 30, 2024 were approximately $186,000, as compared to $221,000 for the quarter ended September 30, 2023, representing a decrease of approximately $35,000, or 16%. The decline in research and development expenses is due to the timing projects that occurred in the prior period which did not recur in the same current year period.

The decline in research and development expenses is due to the timing projects that occurred in the prior period, which did not recur in the same current year period.

Consulting Fees

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Consulting Fees	$44,000	$44,000	$-	$181,000	$189,000	$(8,000)

Consulting fees were $44,000 and $44,000 for the three months ended September 30, 2024 and 2023, respectively, representing no change in the current quarter period.

Consulting fees were $181,000 and $189,000 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $8,000, or 4%, in the current quarter period.

The decrease in consulting fees is due to termination of select external consulting agreements, with remaining consultants agreeing to reduce their consultant fees, as part of our cost-reduction measures implemented June 2024.

General and Administrative Expense

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
General and Administrative	$910,000	$1,005,000	$(95,000)	$3,181,000	$3,329,000	$(148,000)

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and bad debt expense.

General and administrative expenses were $910,000 and $1,005,000 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $95,000 or 9% in the current period. The decrease is attributable to the reduction in executive salaries and reduced overhead related to the closing of a satellite office space.

General and administrative expenses were $3,181,000 and $3,329,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $148,000, or 4% in the current period. The decrease in general and administrative expenses was attributable to a decrease in executive compensation and reduced overhead related to the closing a satellite office space.

Other Income and Expense

	For The Three Months Ended September 30,		Change	For The Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
Interest Income	$3,000	$-	$3,000	$12,000	$1,000	$11,000
Interest Expense	$(94,000)	$-	$(94,000)	$(281,000)	$-	$(281,000)
Other Income (Expense)	$(91,000)	$-	$(91,000)	$(269,000)	$1,000	$(270,000)

Interest income was approximately $3,000 and $0 for the three months ended September 30, 2024 and 2023.

Interest income was approximately $12,000 and $1,000 for the nine months ended September 30, 2024 and 2023, respectively.

Interest expense was $94,000 and $0 for the three months ended September 30, 2024 and 2023, respectively.

Interest expense was $281,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The interest expense is attributable to the convertible notes.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $809,000 and working capital of $6,928,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the nine months ended September 30, 2024 and 2023, we incurred losses from operations of ($956,000) and ($2,179,000), respectively. Cash used in operations for the nine months ended September 30, 2024 and 2023 was ($1,453,000) and ($2,362,000), respectively.

Our cash and cash equivalents at September 30, 2024 of $809,000 represented an increase of $100,000 when compared to the cash and cash equivalents balance of $709,000, as of June 30, 2024, as we were cash flow positive for the three months ended September 30, 2024.

A breakdown of our statement of cash flows for the nine months ended September 30, 2024 and 2023 is provided below:

	For The Nine Months Ended September 30,
	2024	2023
Net Cash Provided (Used) in Operating Activities	$(1,453,000)	$(2,362,000)
Net Cash Used in Investing Activities	$(105,000)	$(94,000)
Cash Flow From Financing Activities:	$28,000	$-

Operating Activities

Cash used in operations for the nine months ended September 30, 2024 and 2023 was $1,453,000 and $2,362,000, respectively. The decrease was attributable to a lower current year loss and management’s planned overhead cost reductions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $105,000 and $94,000, respectively. The increase was attributable to higher property and equipment purchased in the current year period.

Financing Activities

Cash provided by financing activities for nine months ended September 30, 2024 and 2023 was $28,000 and $0, respectively. The increase is attributable to the proceeds from the exercise of stock options.

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

We believe that our existing balance of cash and cash equivalents and amounts expected to be generated by operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital and capital expenditures over the next twelve months. While we cannot predict our liquidity position beyond the next twelve months, we are expecting our business opportunities and customer base to continue to expand and grow, which may provide us with additional liquidity to fund our operations. We may consider financing transactions to fund our operations if opportunities arise. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations.

On November 7, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 (the “Notes”). As of November 7, 2023, we issued and sold an aggregate of $2,600,000 of Notes pursuant to the SPA before deducting the placement agent’s fees and other estimated offering expenses. The initial closing of the Private Placement occurred on November 7, 2023.

The Notes are due on the fifth anniversary of the issuance date of the Notes and bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at an initial conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty days within a thirty day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness subject to certain exceptions.

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

The SEC defines critical accounting estimates as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and the most demanding of our judgment. We consider the following estimates to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

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

Contract Balances

As of September 30, 2024, and December 31, 2023 we did not have any unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2024 and 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: October 30, 2024	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ JOE RZEPKA
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

