Form 10-K/A
period 2023-12-31
TOMI Environmental Solutions, Inc.
filed 2024-11-12
CIK 314227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Form 10-K”). The purpose of this Amendment is to add and/or modify certain language in Item 9A. Controls and Procedures, which is restated below in its entirety to reflect such changes. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer for the Form 10-K are filed as exhibits to this Amendment.

Except as expressly noted above, this Amendment does not modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

2

3

PART II

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. Our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as amended from time to time. Based on the assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

4

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
31.3

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.4

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 12, 2024	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 12, 2024
Halden S. Shane

/s/ JOE RZEPKA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 12, 2024
JOE RZEPKA

/s/ ELISSA J. SHANE	Director	November 12, 2024
Elissa J. Shane

/s/ WALTER C. JOHNSEN	Director	November 12, 2024
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	November 12, 2024
Kelly J. Anderson

/s/ LIM BOH SOON	Director	November 12, 2024
Lim Boh Soon

6