Form 10-K
period 2024-12-31
TOMI Environmental Solutions, Inc.
filed 2025-04-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,696,000, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on such date.

As of April 8, 2025, the registrant had 20,015,205 shares of common stock outstanding.

Documents incorporated by reference

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  Important factors that could affect our performance and cause results to differ materially from management’s expectations are described in the section entitled “Risk Factors,” Item 1A of this Annual Report on Form 10-K. These factors include, but are not limited to: our history of losses that may prevent us from achieving profitability in the future; our lack of long-term customer contracts and our inability to rely on our sales history or backlog as an indicator of our future sales; that we are subject to a variety or risks associated with doing business internationally; our success in business depends on our ability to adequately protect our intellectual property; and that our stock price is volatile and there is a limited market for our shares.

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

We attribute our success to the collaborative efforts of Titan Defense and DARPA who uncovered a superior technology that mimics nature’s cleansing mechanism, bringing this natural phenomenon indoors and providing us with a competitive edge  in the healthcare disinfection, life sciences decontamination, and food safety sanitization markets.

We believe that we possess the best technologies in the world in the disinfection and decontamination space. The needs of the pharmaceutical and vivarium space, as well as experiences with global pandemics and other heath related emergencies, such as the COVID-19 pandemics, has provided us with the opportunity and expertise to implement a clear strategy to develop and manufacture additional products to enhance  and improve our portfolio. In addition, we continue to market and commercialize our BIT technology as an industry standard in disinfection and decontamination globally, which we believe will lead to increased market share, profitability, and capability strength.

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

TOMI continues to build its portfolio of feasibility studies with renowned and trusted partners. In 2023, the U.S. Department of Defense’s BSAT Biorisk Program Office and the Department of Homeland Security’s Science and Technology Directorate’s Plum Island Animal Disease Center published a report demonstrating that iHP is an effective tool for decontamination of biological toxoids and dangerous pathogens that may disrupt our world. We maintain registrations in all 50 states, Washington D.C., Canada, and approximately 40 other countries. These endorsements signify our commitment to safeguarding our world against any potential threats.

Our Customers

We empower our customers to create a healthier and safer world by offering innovative products and services spanning life sciences, healthcare, food safety, and everyday visited facilities. Our comprehensive solutions encompass a range of capital equipment and services, from mobile sprayers and foggers to fully automated installed systems, alongside routine and emergency deployment, qualification, and validation procedures. We also operate across diverse sectors such as Life Sciences, Hospital-Healthcare, Food Safety, and everyday buildings visited by people, and provide the option for routine and emergency treatment through our service provider membership.

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

By integrating SteraMist iHP technology into facilities proactively, we not only mitigate existing risks but also strengthen defenses against future challenges the world may face. Establishing a culture of safety and hygiene through routine cleaning disinfection protocols employers instill confidence among their patients, researchers, employees, students, emergency responders - showcasing a commitment to the well-being of everyone. Our system and support team stand ready to provide a solution that ensures a consistently safe and sterile environment, bolstering day-to-day safety maintenance and preventing the escalation of potential health hazards.

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

We tackle critical global challenges, delivering real results that reflect our dedication to making a positive impact on employees, customers, investors, and the communities we serve. In an industry full of archaic methods and publicized technology, gaining acceptance from all stakeholders is a lengthy process. Today, our impressive roster of clients includes Tower Health, Novant Health, Pfizer, Merck, Fresenius Kabi, DKI, First Onsite, Fleet, Nestle Purina, Simplot, Perdue, and various government agencies such as the National Institutes of Health (“NIH”) and United States Department of Agriculture (“USDA”).  The Company is equipped for when these esteemed organizations prioritize expanding their use of SteraMist iHP and aligns with our corporate mission: Innovating for a Safer World.

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

 Commercial

In line with adopting a proactive approach through our service providers, it’s imperative for the entire commercial world to follow suit. Proactive disinfection practices not only ensure the health and safety of employees, customers, and visitors but also safeguard business continuity and reputation. Our Commercial division includes, but is not limited to, use sites such as aviation, airports, police and fire, prisons, manufacturing companies, automobile, gymnasiums, cruise ships, shipping ports, preschool education, primary and secondary schools, colleges including dormitories, all modes of public and private transportation, regulatory consulting agencies, retail, housing and recreation, and of course emergency preparedness for counties and cities use of SteraMist throughout such communities.

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

New Program Offering: SteraMist Pro Certified (SPC)

TOMI partners with an expansive network consisting of professionals who are exclusively licensed and trained to use the SteraMist products. TOMI trains and services a wide array of professional remediation companies in the use of SteraMist. TOMI is now championing a proactive approach to disinfection. The 2020 pandemic may have initially spurred reactive measures, we are advocating for a shift towards proactive, ongoing disinfection protocols.

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

To do this more widely, we launched the SteraMist Pro Certified (SPC) program, signifies a significant step towards industry excellence. Our aim is to establish a standard that reflects a commitment to continuous improvement, adherence to evolving disinfection and biohazard response norms, and dedication to setting benchmarks in the field.

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

Competition

The environmental infectious disease control industry or disinfection, decontamination, and sanitization arena is intensely competitive and highly regulated. Competition is intense in all four of our divisions and includes many large and small competitors.

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

Finally, our exceptional support team further solidifies TOMI SteraMist's competitive edge. With a dedicated and knowledgeable support team, we ensure that our customers receive unparalleled assistance and guidance. Our commitment to providing outstanding customer service enhances user satisfaction and strengthens loyalty to our brand. In the end, our supportive and attentive approach fosters trust and admiration among our customers.

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

NV+

Our new NV+ cutting-edge solution tailored to meet the needs of smaller areas and budgets, while maintaining key advantages of SteraMist iHP fogging application. Encased in a stainless-steel cart, the NV+, like its counterpart ENV features precise dosage based on space volume, remote activation, audit reporting, and cleanroom compliance standards including GMP, cGMP, and GLP.  Different than the ENV, the NV+ boasts LED notification cycle alerts and operates with a telescopic rotating applicator, delivering a 36-minute injection time for spaces up to 1,800 cubic feet. Currently the NV+ is available for purchase, with its debut set for April 2024 at InterPhex, the Company's premier tradeshow. Designed for efficiency and effectiveness, the NV+ offers a cost-effective solution for comprehensive fogging disinfection and decontamination in smaller spaces. The NV+ is sold with a case of BIT Solution of four-gallon bottles or a case of two 10-liter bottles.

SteraMist Custom Engineered System (CES)

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

Our long-term focus remains on ongoing projects and validations, which often lead to proposals and interest in our CES permanent decontamination room. These projects involve longer lead times, as they are custom designed, procured, assembled, and installed upon order, a process that can take months to complete. The utilization of BIT Solution typically occurs after the system has been commissioned, site accepted, validated, and performance qualified, which aligns with the customer's readiness for production. However, this can sometimes result in delays in seeing an increase in BIT Solution usage, as it depends heavily on the customer's production and manufacturing timelines, particularly in the pharmaceutical industry.

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

Hybrid

The SteraMist Hybrid, a combination of innovation, seamlessly integrating our CES's elegant permanently installed stainless-steel applicators with the generator of the ENV. The generator is strategically positioned in a centralized location of the facility through a docking station or hub. Central to its operation is the Hybrid connection hub, linking the applicators to the ENV and powering the automation of SteraMist iHP decontamination.

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

SteraMist Integrated System (SIS)

The SteraMist Integrated System (“SIS”) lineup marks a significant advancement providing versatile options to meet the diverse needs of our customers, both in terms of product functionality and accessibility.

The SIS-Stand Alone or SIS-SA and the SIS-Pharm are now available for integrated enclosure decontamination. The SIS-SA will be stocked in inventory and applicators are sold separately. Conversely, the SIS-Pharm is made-to-order, delivering tailored solutions for specific customer requirements in enclosure decontamination, like our CES.  Both offerings are crafted to streamline products while catering to individual customer needs.

The SIS-MFG is an iHP enclosure integrated by Original Equipment Manufacturer or OEMs, providing the flexibility to mount and fully integrate iHP control panel components and applicators into OEM enclosure. This design ensures that the generator remains out of sight while providing customers an easier method of purchasing iHP as their decontamination solution in a turnkey product.

With our comprehensive lineup of SIS products, we're committed to providing cutting-edge decontamination solutions tailored to the specific needs and preferences of our customers.

Stainless Steel 90 Degree Applicator

TOMI’s standard applicator sold with our original systems is redesigned and manufactured to a 90-degree 316 stainless steel applicator: the ideal applicator to accompany all the SIS product lines. This applicator is purchased with a flange for ease of installation either permanently or semi-permanently.

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

TOMI's iHP Service stands out as a source of revenue that consistently demonstrates either stability or growth.

Installation Qualification, Operational Qualification, and Performance Qualification

TOMI offers Installation Qualification, Operation Qualification, and Performance Qualification (together “IOQ/PQ”) services to ensure the proper functioning and validation of our decontamination systems. IOQ/PQ involves verifying that the system is installed correctly and operates as intended, meeting predetermined specifications and regulatory requirements. This service is at times requested for our mobile products but certainly is in demand with the SIS and CES products.  Notably, all CES installations worldwide have undergone rigorous qualification processes to validate their performance. Initially, systems were provided by outsourced consultants with the assistances of certified TOMI personnel, but now TOMI offers an all-inclusive package directly, providing an additional source of revenue.

In 2024, we significantly expanded our support services for customers, offering a comprehensive range of options. From basic training to full validation packages, we are committed to keeping all services in-house, creating an additional revenue stream. Customers can choose from one or multiple service packages, totaling ten distinct offerings, to accompany their capital equipment purchases.

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

Intellectual Property

Our portfolio includes more than 25 Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained five related United States utility patents, giving us protection of our technology until the year 2038. We have most recently obtained patent protection for our backpack decontamination units and mobile carts in the United States. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Singapore, New Zealand, Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Portugal, Slovenia, Sweden and in the UK, and continue to pursue protections all over the world, including China and Europe.

We have submitted utility patent applications in multiple jurisdictions and countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Japan, Israel, New Zealand, Australia and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on 32 separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to the United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination in the US and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack in the US, China, Europe and Japan. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property. Initial positive search reports for our filed improvement applicator designs in cell biology may be followed by national stage applications in many countries.

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

Research & Development

Our research and development efforts focus on improving, extending and applying our proprietary technology in the field of mechanical cleaning and decontamination. Research and development expenses for the years ended December 31, 2024 and 2023, were approximately $291,000 and $492,000, respectively.

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

Employees

As of April 10, 2025, we have 20 full-time executive, operational and administrative employees working within the United States. Most of our sales are conducted by global exclusive distribution agreements or domestically by our internal sales team or independent manufacturing representatives.

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

We generated a net loss of approximately $4.5 and $3.4 million for the years ended December 31, 2024 and 2023, respectively.  We also had an accumulated deficit of $54.3 million as of December 31, 2024.  Prior to 2020, we had not generated any profit from our business operations.  While we experienced an increase of our revenue and net income in 2020, primarily due to a significant increase of demand for our products as protective measures against the spread of the COVID-19 disease during the pandemic, such demand subsided in 2021 as the pandemic gradually came under control, which caused us to incur a net loss in 2021 and such trend has continued, and there is no guarantee that any similar pandemic or global health crisis will emerge. In addition, if we decrease our headcount and expenses, we may be unable to support our continued product development and planned growth, and we may not be able to achieve profitability.

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

There is substantial doubt about the company’s ability to continue as a going concern.

For the years ended December 31, 2024 and 2023, our net loss was approximately $4,477,000 and $3,403,000, respectively, and the cash used in operations was approximately $1,440,000 and $3,599,000, respectively.  As of December 31, 2024, we had approximately $665,000 of cash and cash equivalents and an accumulated deficit of $54.3 million.  These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. We intend to fund ongoing activities by utilizing our current cash on hand, the cash generated from operations, and by raising additional capital through equity or debt financings. We continue to pursue various options to raise capital to enhance our cash position, including more recently by issuing convertible notes to accredited investors.  However, there can be no assurance that we will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to us, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

We are subject to a variety of risks associated with doing business internationally.

We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; requirements or preferences for domestic products or solutions, which could reduce demand for our products; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; unexpected legal or regulatory changes; enhanced credit risks in certain countries and emerging market regions; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; exchange controls or other trade restrictions including, constraints on our supply chain and the industries in which we operate; customs clearance and shipping delays; general economic and political conditions in countries where we operate or where end users of our products are situated; natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to manufacture or sell our products; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and difficulties associated with compliance with a variety of laws and regulations governing international trade.  The recent imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such government actions, could increase the cost of goods for our products or reduce our ability to sell products globally, which may adversely affect our operating results and financial condition.

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

To ensure adequate inventory supply, we must forecast inventory needs and place orders with suppliers based on our estimates of future demand for our products and services. Our limited historical experience in foreign markets and recent increase in demand in the United States may lead us to inadequately forecast such inventory needs. Further, our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to adequately manage our expansion efforts, product introductions by competitors, an increase or decrease in customer demand for products of our competitors, our failure to accurately forecast customer acceptance of new product enhancements, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions.  In addition, our demand may be affected by macro-economic factors beyond our control,  which can cause sudden and substantial increase or decrease of demand on short notice, making it more difficult to us to obtain accurate forecasts of customer demand.

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

The Company has sensitive information, including intellectual property, trade secrets, and other sensitive, business critical information as well as on-premises and cloud-based business applications critical to conducting business. In addition, our research and development facility uses modern computer systems.  Cyber-incidents affecting the Company, its supply chain or customers could compromise confidential, business critical information, cause a disruption in the Company’s operations, harm the Company's reputation, or endanger the environment if the Company, its suppliers or customers do not effectively prevent, detect and recover from these or other security breaches. While the Company has not encountered cyber security challenges that have materially impaired our operations or financial condition it may be the target of cyber security related incidents.

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

If we are unable to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management also evaluates the effectiveness of our internal controls, and we disclose any changes and material weaknesses identified through such evaluation of our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in the internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline.

As disclosed in Item 9A of this Form 10-K , we concluded that as of December 31, 2024, material weaknesses existed because (I) There are limited resources within the finance and accounting departments with sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties; and (II) Policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions were either not designed and in place or not operating effectively, For a detailed description of such material weaknesses, please see Item 9A Control and Procedures.

In response to the material weaknesses, we are in the process of developing and implementing remediation plans, which include, among other things (i) We plan to expand the resources within the finance and accounting departments with personnel who possess sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties. (ii) We will design and implement additional policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions to improve the effectiveness of our internal controls and to ensure the timely reporting with the SEC in accordance with GAAP. (iii) We will continue to recruit and train personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continued to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel. See Item 9A Control and Procedures.  While we believe these measures will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting, there is no guarantee that such remedial measures will be implemented successfully or completed in a timely manner, and failure to do so may adversely affect the Company.

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

In addition, SOX requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Our testing, or the potential subsequent testing by our independent registered public accounting firm in future periods, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of SOX may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, such as the material weaknesses described in “Item 9A Control and Procedures” in this Form 10-K, the market price of our stock could decline, and we could be subject to sanctions or investigations by regulatory authorities, which would require additional financial and management resources.  For more information, please see risk factor above entitled “If we are unable to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner”

As a result of disclosure of information, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

As of December 31, 2024, we had outstanding convertible note, options, warrants and convertible preferred stock to purchase approximately an aggregate of 5.7 million shares of our common stock at exercise prices ranging from $0.64 to $7.06 per share. Of these, approximately 2,100,000 represent shares underlying convertible notes with an exercise price of $1.25, approximately 805,000 represent shares underlying options with exercise prices ranging from $0.71 to $7.06 per share, approximately 2.8 million represent shares underlying warrants at exercise prices ranging from $0.64 to $6.95 per share and approximately 63,750 represent shares underlying our shares of convertible $0.01 Series A preferred stock. To the extent any holders of options, warrants or convertible preferred stock exercise the same, the issuance of shares of our common stock upon such exercise will result in dilution of ownership to existing shareholders.

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

On March 28, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.01 per share (the “Common Stock”) was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 24, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. There is no guarantee that we will be able to regain compliance with the Bid Price Requirement by the Compliance Date, and failure to do so may subject us to delisting proceedings of NASDAQ.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate approximately 24.2% of our outstanding common stock as of March 10, 2025. This percentage includes outstanding shares of common stock, convertible preferred stock, warrant and stock options that are vested and exercisable as of that date. These shareholders will therefore have significant influence over management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. This ownership could negatively affect the value of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cyber security threats, as such term is defined in Item 106(a) of Regulation S-K.  We have established internal procedures for assessing, identifying and managing cyber security risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards and routine review of our policies and procedures to identify risks and refine our practices. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

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

Item 2. PROPERTIES

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The facility includes a warehouse, training room, quality control room, qualification laboratory, with its own drive-in custom iHP™ SteraMist® Complete Room System. The new warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory–quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $165,000.

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

Shareholders

As of April 9, 2025, there were 67 record holders of our common stock; however, we believe we have approximately 5,000 stockholders, including those held in street name. On April 9, 2025, the last reported sale price of our common stock on the Nasdaq was $0.78 per share.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

Annual and Quarterly Highlights

Business Update

For the year ended December 31, 2024, we increased our year-over-year annual revenue by 5%, continued to expand our customer base, diversify our product line, and secured significant agreements and new partnerships which will enhance our ability to distribute the SteraMist brand of products and services on a global scale, aiding in the utilization of iHP technology across all divisions worldwide.

In 2024, we expanded many existing relationships and established new key contacts.  Formally, we contracted with six different partners across various regions, including Malaysia, India, Canada, Korea, and the United Kingdom. These collaborations span focused industries such as pharmaceuticals, vivarium, emergency services, and general disinfection and cleaning. We are committed to nurturing these partnerships alongside our other 30 partners to further develop and strengthen the SteraMist brand in the global market.

In 2024, the service decontamination sector in the Life Sciences witnessed significant shifts among key competitors domestically, creating numerous opportunities for our Company. On March 7, 2024, we announced the expansion of SteraMist iHP Corporate Service, with customers securing contracts for routine business through 2026. This growth accelerated through the second and third quarters of 2024, culminating in a record-breaking revenue performance in quarter 3 2024. Our commitment to supporting our clientele, including Pfizer, Inc. and Thermo Fisher Scientific facilities, remains strong, while we successfully onboarding new customers, including multiple smaller engagements within the Food Safety sector. These new relationships are expected to drive future sales across both capital equipment and routine service contracts. This positive trend is already evident in 2025, with Quarter 1 showing a 41% increase in iHP Corporate Service revenue compared to Quarter 1 2024. The addition of these customers further solidifies iHP’s position as a market leader in advanced decontamination solutions, serving corporate clients across life sciences and adjacent industries.

To enhance our market presence in the western United States, we formed a strategic partnership with EMAQ in the second quarter of 2024. EMAQ has made a significant investment exceeding $1,000,000 in SteraMist iHP equipment and will act as our regional partner to expand iHP services in this area. This collaboration is expected to drive substantial growth in solution sales, leveraging our razor-and-blade business model—where SteraMist delivery systems represent the razor, and our proprietary BIT Solution serves as the razor blade that is designed to generate ongoing revenue. The partnership is progressing well, with both companies effectively combining strengths and resources to build business and expand opportunities.

In 2024, we made the decision to declassify the TOMI Service Network (TSN) to incorporate other industries outside of remediation; however, we remain committed to supporting all our service providers that joined as TSN members.  Our focus extends not only to our current partners but also to onboarding additional providers who can offer their customers the fast, harsh chemical free SteraMist iHP disinfection decontamination technology.  A notable example of this is our collaboration with Triumvirate Environmental, a respected leader in Environmental, Health, and Safety (EHS) services since 1988, specializing in the life science, healthcare, higher education, and advanced manufacturing industries.  We are excited about the opportunity to work with Triumvirate Environmental and anticipate forming a robust partnership in the eastern United States as they become familiar with our innovative technology and many applications.

In November 2024, Bonneville Joint School District No. 93, located in Bonneville County, Idaho integrated SteraMist technology into its cleaning protocols. This adoption underscores the district’s commitment to prioritizing the health and safety of its students and staff through advanced disinfection measures and demonstrates the versatility of our SteraMist technology and products to serve educational institutions.

Many industries within our four key divisions prioritize ease of use and automation, seeking repeatable, validated, and thoroughly tested disinfection and decontamination solutions. TOMI dedicated significant resources to developing a variety of options tailored to meet diverse budgetary requirements in response to this market demand. Among our offerings, the Custom Engineered System (CES) remains a favored choice, bolstered by a strong pipeline. However, for customers with budget constraints, our Hybrid solutions and the newly introduced SteraMist Integrated System (SIS) have become preferred alternatives.

It is important to clarify that the revenue recognition and timing of completion do not directly correlate with the progress of our projects. In 2024, we actively worked on and supported in some fashion seven (7) different custom projects, many of which have been previously reported on. We have secured our first 2025 CES deal. Collectively, these eight (8) deals are valued at approximately $3.7 million. Additionally, we are pleased to announce that we have secured contracts for three (3) more SIS offerings this year, totaling approximately $575,000 in sales.. As these customers complete their internal evaluations and activate these iHP automated systems, we expect a significant boost in our BIT Solution sales, further enhancing our razor-and-blade business model.

With the successful completion of each project, our iHP technology is rapidly gaining popularity as the preferred decontamination solution for pharmaceutical and biotech companies. Further, as we continue to install our technology to these projects, the product line evolves into a comprehensive turnkey solution.

To enhance our turnkey solutions, the end of 2024 and the beginning of 2025 marked a significant shift in our relationships with Original Equipment Manufacturers (OEMs). By officially partnering with PBSC and collaborating with other industry players, TOMI is now equipped to offer a comprehensive range of iHP solutions tailored for customers requiring enclosures for controlled environments. This development not only expands our SIS offerings but also creates an additional revenue stream for TOMI. We are eager to see how these partnerships evolve throughout 2025.

TOMI will soon begin a project with a major conglomerate focused on the decontamination of heart monitoring devices. This initiative exemplifies our strengthened relationships with OEMs and highlights the capabilities of our SIS product offerings. Additionally, this project aligns with our goals to advancing healthcare initiatives.

We would also like to emphasize that we are fully aware of the numerous challenges currently impacting the food market. In response, we have proactively engaged with key industry players to offer our solutions and support.

We are steadily increasing our presence in the food safety marketplace primarily from tradeshows we attended in the past. As stated, we must demonstrate that we are a viable solution for this industry, and we are currently conducting numerous feasibility studies with both small and large companies. In 2024 we entered the coffee industry with Mayorga Coffee and Organea Terra SRL, the desserts and ice cream industry with Lakeview Farms and Crank and Boom, egg white food manufacturing, pet food production and packaging, and a few agribusinesses have joined in adding iHP SteraMist to their sanitization standard operating procedures.

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

St. Jude Hospital, a valued customer since 2021, exemplifies our success in referral and expansion, having added three additional SteraMist Surface Units to their facility in 2024. Another notable example comes from the growing food industry, where an egg manufacturer purchased their first SteraPak in 2024 and has recently ordered three more units, with expectations for additional orders later in the year.

Our handheld devices illustrate the demand in various sectors, and throughout 2024, we remained committed to delivering all applications to our diverse customer base, showcasing the breadth of our offerings and the high level of satisfaction among our clients.

Another significant development in 2024 was the introduction of our SteraMist Pro Certified (SPC) program. It is important to note that this initiative should not be confused with the discontinued TOMI Service Network (TSN); rather, it is a program available to all customers across various divisions, including notable names such as Merck and ServiceMaster.

We anticipate that by the end of 2025, this program will greatly enhance our referral database, promote the utilization of SteraMist products, facilitate expansion with current customers, and educate all clientele on the proactive needs for effective disinfection and decontamination and many uses of SteraMist iHP.

Business Highlights and Recent Events

Revenues:

Total revenue for the year ended December 31, 2024, and 2023, was $7,739,000 and $7,355,000, respectively, representing an increase of $384,000, or 5% compared to the same prior year period. The increase in revenue was attributable to the timing and fulfillment of customer orders. This growth was driven by higher sales of SteraMist products and mobile equipment.

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

On August 22, 2024, we announced the expansion of our partnership with a global leader in laboratory testing and diagnostics services with multiple mobile equipment purchases and a Custom Engineered System (CES) to support the expansion of their Wisconsin facility.

On October 24, 2024, we announced that we secured a contract with the National Institute of Forensic Medicine (IPFN) in Malaysia. The agreement represents strategic progress as we continue to expand our global footprint in critical environments and capitalize on growing global demand.

On November 26, 2024, we announced that Bonneville Joint School District No. 93, located in Bonneville County, Idaho, has integrated SteraMist technology into its cleaning protocols. This adoption underscores the district’s commitment to prioritizing the health and safety of its students and staff through advanced disinfection measures and demonstrates the versatility of our SteraMist technology and products to serve educational institutions.

On December 17, 2024, we announced the expansion of our partnership with Betatek, Inc. ("Betatek"), transitioning the long-term Canadian partner from an independent manufacturing representative to an official SteraMist distributor. This strategic move comes in response to the increasing demand for SteraMist in the Canadian market.

On December 26, 2024, we announced another installation of the Custom Engineered Solution (CES) at a renowned pharmaceutical facility in the United Kingdom.

2025  Highlights:

On January 10, 2025, we announced that we are supporting partners and clients preparing for emerging public health threats as concerns grow over Respiratory Syncytial Virus (RSV), Human Metapneumovirus (HMPV), and the highly pathogenic Avian Influenza (H5N1). TOMI is leveraging its SteraMist technology to provide innovative infection prevention strategies essential to safeguard the health of government agencies, commercial clients, and school districts nationwide.

On January 30, 2025, we announced positive momentum in early revenue trends for the Company with year-over-year growth in its BIT Solution sales and iHP Corporate Service.

On February 4, 2025, we announced the deployment of our SteraMist iHP technology to support recovery efforts in California communities impacted by recent wildfires.

On February 27, 2025, we announced we achieved compliance, recognition and validation by a third vendor management and compliance management platform, Avetta, reflecting the Company’s commitment to health, safety, and environmental (HSE) excellence for its customers.  In April of 2024, we received the Gold Safety Award from Highwire. Affiliations with Avetta, Highwire, and ISNetworld platforms opens new avenues for TOMI to engage with a broader network of industry leaders and stakeholders. The collaboration fosters a culture of continuous improvement, enabling TOMI to enhance its service and integration offerings and stay ahead of evolving industry standards.

On March 6, 2025, we announced that Dr. Halden Shane, Chairman of the Board and Chief Executive Officer of TOMI, will be participating in the Q1 Investor Summit Event, which was held virtually on March 11, 2025.

On March 20, 2025, we announced the deployment of SteraMist iHP technology at the NASA Johnson Space Center, marking the Company’s expansion into the aerospace sector.

On March 24, 2025, we announced a contract to install a SteraMist iHP CES at a leading university in Rhode Island, valued at approximately $450,000.

On March 25, 2025, we announced an OEM partnership with PBSC, a premier manufacturer specializing in high containment, material decontamination, and cleanroom solution.

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

On March 11, 2024, we announced a groundbreaking study demonstrating the effectiveness of iHP against foot-and-mouth disease virus or FMDV.  Foot-and-mouth disease (FMD) represents a critical global threat, being an extremely contagious disease affecting a wide range of cloven-hoofed animals including cows, pigs, sheep, goats, and deer. The rapid spread of FMDV among livestock can lead to significant economic losses and disrupt international trade if not promptly and effectively controlled. TOMI’s recent study has proven SteraMist iHP technology to eliminate infectious FMDV from both porous (concrete) and non-porous (stainless steel) surfaces in the presence of organic soil load. This achievement meets the stringent EPA standards for demonstrating virucidal efficacy. The study, conducted by the Department of Homeland Security (DHS) Science and Technology Directorate’s (S&T’s) Plum Island Animal Disease Center (PIADC), adhered to the strict regulatory guidelines of the U.S. Select Agent Program and utilized methods aligned with EPA-approved testing standards.

SteraMist continues to conduct a variety of tests in the cannabis industry. Enviro-Mist has been testing cannabis flower incubated with Aspergillus flavus, Aspergillus fumigatus, Aspergillus niger, Aspergillus terreus, Escherichia Coli, Shigella Spp, Salmonella, Staphylococcus aureus, yeasts and molds and subsequently treated using ionized Hydrogen Peroxide (iHP) to the dried material. Potency results of the cannabis plant were not affected, and no additional residual solvents were found. The process was successful in complete remediation of all microbial contaminants.

Sterile Grow, a partner we welcomed in November 2023 with a substantial purchase has proven that SteraMist has the ability to reduce microbial counts on cannabis flowers from 400cfu/g to non-detectable without affecting the level of THC.  Sterile Grow is currently collaborating with one of the most globally recognized cannabis companies, which boasts over a decade of experience in the industry. This company is known for creating game-changing genetics and operates more than 70 retail locations across six countries, setting the standard within the cannabis sector. Preliminary testing results indicating the use of SteraMist iHP have been extremely promising.

Additionally, Sterile Grow is seeking to partner with a leading distributor in controlled environment agriculture, whose mission is to provide growers, farmers, and cultivators with products that enhance quality, efficiency, consistency, and speed in the growth of various crops.

In the food industry and beyond, particularly through the relationships established with our service providers and the education platform SteraMist Pro Certified (SPC), TOMI has taken a proactive initiative in the fight against mycotoxins. These harmful substances are produced by molds (fungi) and pose serious health risks, including acute poisoning, long-term effects such as immune deficiency and cancer, as well as damage to the kidneys, liver, and fetal development.

We have in our database a comprehensive paper detailing the efficacy of iHP in neutralizing mycotoxins, and we are committed to conducting further efficacy studies. Addressing this significant issue is crucial, as we believe it is often underrepresented in discussions about public health and safety.

In 2025, we will continue to use research and testing to inform the marketplace of the effectiveness of our products. One goal of TOMI is to make SteraMist a recommended best practice to minimize emergency responder exposures to synthetic opioids, including fentanyl and fentanyl analogs.

 Finally, and although still very early in the fight against ethylene oxide, but our SIS and OEM partnerships developed in 2024 may assist in the replacement of the highly toxic EtO.

As we continue to seek acceptance for the additional 1% hydrogen peroxide label with the EPA for direct food application, we are also actively pursuing a separate label that incorporates the FMDV study, and another study conducted by DHS validating iHP against African Swine Fever. Additionally, we are working on obtaining a distinct EPA label to support growth within the cannabis industry, where SteraMist has already demonstrated remarkable results. While navigating the complexities of regulatory approvals in this industry can be challenging, we are committed to our mission of "innovating for a safer world."

Product Development:

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

We are actively engaged with numerous manufacturers to ensure the seamless integration of our SIS Manufacturer line. This standardized solution will significantly expand our reach within the Life Sciences sector.

The SteraMist Hybrid, an integral component of the SteraMist Environment System, SteraMist Hybrid is designed with capabilities to communicate with a facility. The system is strategically positioned in a centralized location of the facility through a docking station and features our newly designed permanently mounted stainless steel applicators.

TOMI successfully installed the first official SteraMist Hybrid at Xenith Pharmaceutical F/KA Indigo Pharmaceutical, Inc.’s existing research facility, which selected the SteraMist Hybrid because it met the client’s strict delivery timeline while adhering to the facility’s budget constraints.  The second installation of our Hybrid system occurred in 2024 with BeSpoke Pharmaceuticals. Our recent participation in InterPhex 2025 has generated significant interest and discussion surrounding this product, highlighting its potential impact.

The same consultant who introduced Indigo brought BeSpoke Pharmaceuticals, a compounding pharmacy, to our attention. These strategic partnerships underscore the effectiveness of our focused approach to business development. By prioritizing existing relationships and leveraging referrals, we are generating tangible results with the expectation of accelerating revenue growth.  We believe that complementing this strategy with traditional lead generation methods, such as tradeshows, will further enhance our impact to the marketplace.

Now, our objective for 2025 is to replicate this successful approach across our other divisions. By implementing the same strategic partnerships and leveraging existing relationships, we aim to drive growth and enhance our market presence in all areas of our business.

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

Financial Operations Overview

Our financial position as of December 31, 2024 and 2023, respectively, was as follows:

	December 31, 2024	December 31, 2023
Total shareholders’ equity	$4,099,000	$8,359,000
Cash and cash equivalents	$665,000	$2,339,000
Deferred Revenue	$212,000	$-
Accounts receivable – Current, net	$1,881,000	$2,430,000
Inventories, net	$3,578,000	$4,627,000
Prepaid expenses	$333,000	$371,000
Vendor Deposits	$36,000	$29,000
Other Receivables	$-	$164,000
Accounts receivable – Long Term, net	$-	$206,000
Current liabilities – Excluding Deferred Revenue	$2,509,000	$2,058,000
Long-term liabilities – Convertible Notes, net	$2,361,000	$2,298,000
Long-term liabilities – Other	$513,000	$643,000
Working Capital	$3,772,000	$7,903,000

During the year ended December 31, 2024, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $1,440,000.
•	Net cash used in investing activities $262,000.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For The Year Ended December 31,		Change
	2024	2023	$
Revenue, Net	$7,739,000	$7,355,000	$384,000
Gross Profit	3,557,000	4,290,000	(733,000)
Total Operating Expenses	7,662,000	7,639,000	23,000
(Loss) from Operations	(4,105,000)	(3,349,000)	(756,000)
Total Other Income (Expense)	(372,000)	(53,000)	(319,000)
Provision for (benefit from) Income Taxes	-	-	-
Net (Loss)	$(4,477,000)	$(3,402,000)	(1,075,000)
Basic Net (Loss) per share	$(0.22)	$(0.17)	$(0.05)
Diluted Net (Loss) per share	$(0.22)	$(0.17)	$(0.05)

Sales

During the years ended December 31, 2024 and 2023, we had net revenue of approximately $7,739,000 and $7,355,000, respectively, representing an increase in revenue of approximately $384,000 or 5%.  The higher revenue was attributable to increased demand for our mobile units and higher iHP service revenue.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter.

Product and Service Revenue

	For The Years Ended December 31,		Change
	2024	2023	$
SteraMist Product	$6,035,000	$5,781,000	$254,000
Service and Training	1,704,000	1,574,000	130,000
Total	$7,739,000	$7,355,000	$384,000

SteraMist product-based revenues for the years ended December 31, 2024 and 2023, were $6,035,000 and $5,781,000, representing an increase of $254,000 when compared to the same prior year period. The higher revenue was attributable to increased demand for our mobile and SIS units.

Our service-based revenue for the years ended December 31, 2024 and 2023, was $1,704,000 and $1,574,000, respectively, representing a year over year increase of $130,000. The higher revenue was attributable to increased demand for our iHP services.

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2024	2023	$
United States	$6,098,000	$6,125,000	$(27,000)
International	1,641,000	1,230,000	411,000
Total	$7,739,000	$7,355,000	$384,000

Our domestic revenue for the years ended December 31, 2024 and 2023, was $6,098,000 and $6,125,000, respectively, a decrease of $27,000 when compared to the same prior year period

Internationally, our revenue for the years ended December 31, 2024 and 2023, was approximately $1,641,000 and $1,230,000, respectively, representing an increase of $411,000.

Cost of Sales

	For The Year Ended December 31,		Change
	2024	2023	$
Cost of Sales	$4,182,000	$3,065,000	$1,117,000

Cost of sales was $4,182,000 and $3,065,000 for the years ended December 31, 2024 and 2023, respectively, an increase of $1,117,000, compared to the prior year. The increase in cost of sales was primarily due to the adjustment to our inventory reserve of $1,005,000, which was increased to account for additional slow-moving items in our year-end inventory records compared to anticipated demand for certain units. Our gross profit as a percentage of sales for the year ended December 31, 2024 was 46% compared to 58% in the same prior period, respectively.  Before consideration of the additional inventory reserve, our gross margins were consistent with the prior year.

Professional Fees

	For The Year Ended December 31,		Change
	2024	2023	$
Professional Fees	$597,000	$576,000	$21,000

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $597,000 and $576,000 for the years ended December 31, 2024 and 2023, respectively, representing an increase of approximately $21,000 in the current year period. The increase is attributable to higher accounting and legal fees in the current year period.

Depreciation and Amortization

	For The Year Ended December 31,		Change
	2024	2023	$
Depreciation and Amortization	$297,000	$367,000	$(70,000)

Depreciation and amortization was approximately $297,000 and $367,000 for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $70,000, or 19%.  The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year period when compared to the same prior year periods.

Selling Expenses

	For The Year Ended December 31,		Change
	2024	2023	$
Selling Expenses	$1,128,000	$1,351,000	$(223,000)

Selling expenses for the year ended December 31, 2024 were approximately $1,128,000, as compared to $1,351,000 for the year ended December 31, 2023, representing a decrease of approximately $223,000, or 17%.  The decline in selling expenses is due to lower advertising costs and sales commission incurred in the current year period due to less sales generated by third party representatives.

Research and Development

	For The Year Ended December 31,		Change
	2024	2023	$
Research and Development	$291,000	$492,000	$(201,000)

Research and development expenses for the year ended December 31, 2024 were approximately $291,000, as compared to $492,000 for the year ended December 31, 2023, representing a decrease of approximately $201,000, or 41%.  The decline in research and development expenses is due to a planned reduction in the budget and cost-cutting measures.

Consulting Fees

	For The Year Ended December 31,		Change
	2024	2023	$
Consulting Fees	$226,000	$283,000	$(57,000)

Consulting fees were $226,000 and $283,000 for the years ended December 31, 2024 and 2023, respectively, representing a decrease of $57,000, or 20%.  The decrease in consulting fees is due to termination of select external consulting agreements, with remaining consultants agreeing to reduce their consultant fees, as part of our cost-reduction measures implemented June 2024.

General and Administrative Expense

	For The Year Ended December 31,		Change
	2024	2023	$
General and Administrative	$5,123,000	$4,571,000	$552,000

General and administrative expense includes salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs and credit loss expense.

General and administrative expenses were $5,123,000 and $4,571,000 for the years ended December 31, 2024 and 2023, respectively, an increase of $552,000 in the current year period. The increase in general and administrative expenses was attributable to a charge incurred in connection with the increase to our reserve for expected credit losses in the amount of $959,000, offset by a decrease in executive compensation and reduced overhead related to the closing of a satellite office space.

Other Income and Expense

	For The Year Ended December 31,		Change
	2024	2023	$
Interest Income	$17,000	$12,000	$5,000
Interest Expense	(389,000)	(65,000)	(324,000)
Other Income (Expense)	$(372,000)	$(53,000)	$(319,000)

Interest income was approximately $17,000 and $12,000 for the years ended December 31, 2024 and 2023, respectively.

Interest expense was $389,000 and $65,000 for the years ended December 31, 2024 and 2023, respectively.  The increase in interest expense is primarily attributable to the convertible notes which were outstanding for a full year in 2024 compared to the last fiscal quarter for 2023.

Provision for Income Taxes

	For The Years Ended December 31,		Change
	2024	2023	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-

Provision for income tax was $0 for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of approximately $665,000 and working capital of $3,772,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the year ended December 31, 2024 and 2023, we incurred losses from operations of ($4,105,000) and ($3,349,000), respectively. Cash used in operations for the year ended December 31, 2024 and 2023, was ($1,440,000) and ($3,599,000), respectively.

A breakdown of our statement of cash flows for the year ended December 31, 2024 and 2023 is provided below:

	For the Year Ended December 31,
	2024	2023
Net Cash (Used) in Operating Activities	$(1,440,000)	$(3,599,000)
Net Cash (Used) in Investing Activities	$(262,000)	$(217,000)
Net Cash Provided By Financing Activities:	$27,500	$2,288,000

Operating Activities

Cash used in operating activities for the years ended December 31, 2024 and 2023 was $1,440,000 and $3,599,000, respectively.  The decrease was attributable to a higher current year loss offset by non-cash adjustments to credit loss expense and inventory reserve, as well as increases to Accounts Payable and Deferred Revenue. In order to achieve positive cash flow from operations, we continue to closely monitor our cash flow position and implement targeted cost reductions in accordance with our budget.

Investing Activities

Cash used in investing activities for the years ended December 31, 2024 and 2023 was $262,000 and $217,000, respectively.  The increase was primarily attributable to additional patents granted and property and equipment purchased in the current year period.

Financing Activities

Cash provided by financing activities for the years ended December 31, 2024 and 2023 was $27,500 and $2,288,000 respectively. The cash provided by financing activities decreased as a result of the proceeds from the convertible notes issued in October and November of 2023.

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

For the years ended December 31, 2024 and 2023, our net loss was approximately $4,477,000 and $3,403,000, respectively, and the cash used in operations was approximately $1,440,000 and $3,599,000, respectively. As of December 31, 2024, we had approximately $665,000 of cash and cash equivalents and an accumulated deficit of $54.3 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements in this Form 10-K are issued. While we cannot predict our liquidity position beyond the next twelve months, we are expecting our business opportunities and customer base to continue to expand and grow, which may provide us with additional liquidity to fund our operations. We continue to consider and pursue various financing transactions such as equity and debt offerings, and we expect to raise additional capital through the sale of convertible debt securities as described in more detail below. However, there can be no assurance that we will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

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

In March and April of 2025, we entered into securities purchase agreements (the “ 2025 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which the Company sold an aggregate of $385,000 of convertible promissory notes to Investors (the “Note”) in private placement transactions. The 2025 SPA allows us to offer and sell in multiple closings up to an aggregate principal amount of $3,000,000 of Notes. The Notes are due on the fifth anniversary of their issuance and bear interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible at any time into shares of the Company’s common stock, at the option of the holder at a conversion price of $1.25 per share, as adjusted, which shall not exceed $1.55 per share. In addition, the Company can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on the Nasdaq Capital Market for any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness of the Company subject to certain exceptions. The offer and sale of the Notes pursuant to the 2025 SPA is not registered under the Securities Act of 1933, as amended (the “Securities Act”), as it is exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder. We also entered into registration agreements with the Investors pursuant to which we agreed to register the resales of shares of common stock issuable upon conversion of the Notes.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC, Topic 606”), Revenue from Contracts with Customers.. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

We must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above for each distinct performance obligation identified in step (ii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

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

Estimated allowances for sales returns are recorded as sales are recognized.  We use a specific identification method based on subsequent product return activity and historical average calculations to estimate the allowance for sales returns.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

Contract Balances

As of December 31, 2024, and December 31, 2023 we had contract balances and  unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $211,724 and $0, respectively.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. We enter into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations.

Significant Judgments

Our contracts with customers for products and services often dictate the terms and conditions of when the control of the promised products or services is transferred to the customer and the amount of consideration to be received in exchange for the products and services. We also record an estimated allowance for anticipated product returns.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to allowance for credit losses, inventory, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based  evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326. These accounting standards represent a significant departure from previous GAAP. We are now required to estimate and report expected credit losses over the entire life of a financial asset, considering historical data, current conditions, and future forecasts, even if the risk of loss is remote.

We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be at risk.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods. We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable or realized when comparing our current inventory levels to anticipated demand for our product

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2024 and 2023.

Recently issued accounting pronouncements not yet adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). In January 2025, ASU No. 2025-01 was issued to clarify the effective date for all public business entities. The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU was adopted retrospectively on December 31, 2024 and resulted in us including the additional required disclosures. Refer to Note 17, Segment Reporting about the areas for the inclusion of the new required disclosures.

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024. Our management has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as amended from time to time. Based on the assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of December 31, 2024, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

•  There are limited resources within the finance and accounting departments with sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties; and

• Policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions were either not designed and in place or not operating effectively. As a result, a number of adjustments and disclosure corrections were identified and made during our current year audit; and.

These control deficiencies, if not remediated, could result in a misstatement to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above, and such remediation plans include the following:

•

We plan to expand the resources within the finance and accounting departments with personnel who possess sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties;

•

We will design and implement additional policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions to improve the effectiveness of our internal controls and to ensure the timely reporting with the SEC in accordance with GAAP.

•

We will continue to recruit and train personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continued to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter and except as disclosed above regarding the material weaknesses and related remediation plans, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their ages and positions as of March 10, 2025 are presented below.

Name	Age	Position
Halden S. Shane	80	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	45	Chief Operating Officer and Director
Nick Jennings	47	Interim Chief Financial Officer
Walter C. Johnsen	74	Director
Kelly J. Anderson	57	Director
Lim Boh Soon	69	Director

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

Elissa J. Shane: Ms. Shane has been our Chief Operating Officer since January 2018. On July 30, 2021, at the recommendation of the Nominating and Governance Committee, the Board appointed Ms. Elissa J. Shane to serve as a member of the Board. Previously, she served as our Chief Regulatory and Compliance Officer from September 2015 to December 2017 and as our Corporate Secretary in 2016. From January 2014 to September 2015, Ms. Shane received a B.A. in Psychology and Communications with a minor in Economics from the University of Southern California in 2001.   We believe that Ms. Shane’s experience, expertise and knowledge of our day-to-day business operations will contribute significantly to the Board’s oversight functions of the Company.

Nick Jennings: Mr. Jennings served as our Chief Financial Officer from October 2014 through May 2024. In December 2024, Mr. Jennings agreed to become our interim Chief Financial Officer.  From July 2014 until his employment by the Company, Mr. Jennings was self-employed and provided consulting, accounting and tax compliance services to private-owned companies. From November 2006 until June 2014, Mr. Jennings was a senior manager at Richardson Kontogouris Emerson LLP, where he worked with various public and private companies providing services in a variety of business areas including tax compliance, tax consulting, general accounting, and business assurance. He is a graduate of Loyola Marymount College with a degree in accounting and is a member of the American Institute of Certified Public Accountants.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers for the years ended December 31, 2024 and 2023, respectively:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)	All Other Compensation ($)	Total ($)

Halden S. Shane	2024	499,125	-	-	64,136	9,000	572,261
Chairman and CEO (2)	2023	605,000	-	-	75,635	9,000	689,635

Elissa J. Shane (3)	2024	269,528	-	-	32,068	12,000	313,596
COO	2023	326,700	-	-	37,817	12,000	376,517

Nick Jennings (4)	2024	104,552	-	-	-	-	104,552
Interim CFO	2023	211,750	-	-	18,909	-	230,659

Joe Rzepka (5)	2024	84,020	-	-	48,102	-	132,122
CFO	2023	-	-	-	-	-	-

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

(2)

During the year ended December 31, 2024, we issued an option to purchase 100,000 shares of common stock to our Chief Executive Officer at an exercise price of $0.75 per share pursuant to an employment agreement. The option was valued at $64,136 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.64. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation

During the year ended December 31, 2023, we issued an option to purchase 100,000 shares of common stock to our Chief Executive Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $76,635 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Executive Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.76. Please refer to Item 11 Employment Agreements for additional details of Dr. Shane’s annual compensation.

(3)

During the year ended December 31, 2024, we issued an option to purchase 50,000 shares of common stock to our Chief Operating Officer at an exercise price of $0.75 per share pursuant to an employment agreement. The option was valued at $32,068 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Operating Officer with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.64. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

During the year ended December 31, 2023, we issued an option to purchase 50,000 shares of common stock to our Chief Operating Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $37,817 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Operating Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.76. The other compensation in the amount of $12,000 represents an auto allowance pursuant to Ms. Shane’s employment agreement. Please refer to Item 11 Employment Agreements for additional details of Ms. Shane’s annual compensation.

(4)

During the year ended December 31, 2024, Mr. Jennings served as our Chief Financial Officer until May 2024. During the year ended December 31, 2023, we issued an option to purchase 25,000 shares of common stock to our Chief Financial Officer at an exercise price of $0.85 per share pursuant to an employment agreement. The option was valued at $18,909 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our Chief Financial Officer with the following assumptions: volatility, 139%; expected dividend yield, 0%; risk free interest rate, 3.59%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.76. Please refer to Item 11 Employment Agreement for additional details of Mr. Jennings’ annual compensation.

(5)

Mr. Rzpeka served as our Chief Financial Officer from May 2024 through December 2024. During the year ended December 31, 2024, we issued an option to purchase 75,000 shares of common stock to Mr. Rzpeka at an exercise price of $0.75 per share pursuant to an employment agreement. The option was valued at $48,102 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our former Chief Financial Officer with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.64. Please refer to Item 11 Employment Agreements for additional details of Mr. Rzepka’s annual compensation.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth certain information with respect to outstanding options and warrants to purchase common stock previously awarded to our named executive officers as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Warrants / Options Exercisable(1) (#)		Number of Securities Underlying Unexercised Warrants / Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Exercise Price(1) ($)	Expiration Date
Halden S. Shane	156,250	(2)	—	—	$1.20	1/31/2025
	12,500	(3)	—	—	$4.00	4/24/2030
	375,000	(4)	—	—	$6.95	10/01/2030
	172,500	(5)	—	—	$1.12	1/18/2032
	437,500	(6)	—	—	$0.96	12/22/2032
	31,250	(7)	—	—	$0.64	11/19/2033
	125,000	(8)	—	—	$0.80	1/26/2034
	100,000	(9)	—	—	$0.85	1/26/2033
	100,000	(10)	—	—	$0.75	5/15/2034

Elissa J. Shane	12,500	(11)	—	—	$0.96	1/15/2025
	18,750	(12)	—	—	$0.80	1/15/2025
	6,250	(13)	—	—	$4.00	4/24/2030
	31,250	(14)	—	—	$7.06	10/1/2025
	57,500	(15)	—	—	$1.12	1/18/2032
	50,000	(16)	—	—	$0.85	1/26/2033
	50,000	(17)	—	—	$0.75	5/15/2034

Nick Jennings	6,250	(18)	—	—	$4.00	4/24/2030
	40,000	(19)	—	—	$1.12	1/18/2032
	25,000	(20)	—	—	$0.85	1/26/2033

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.
(2)	Warrants vested on January 31, 2020 and have a term of five years.
(3)	Warrants April 24, 2020 and have a term of ten years.
(4)	Warrants vested on October 01, 2020 and have a term of ten years.
(5)	Options vested on January 18, 2022 and have a term of ten years.
(6)	Warrants vested on December 22, 2017 and were modified to expire on December 22, 2032
(7)	Warrants vested on November 19, 2018 and were modified to expire on November 19, 2032.
(8)	Warrants vested on January 26, 2019 and where modified to expire on January 26, 2034.
(9)	Options vested on January 26, 2023 and have a term of ten years.
(10)	Options vested on May 15, 2024 and have a term of ten years.
(11)	Options pursuant to the 2016 Plan vested on January 3, 2020 and have a term of five years.
(12)	Options pursuant to the 2016 Plan vested on January 15, 2020 and have a term of five years.
(13)	Warrants vested on April 24, 2020 and have a term of ten years.
(14)	Options pursuant to the 2016 Plan vested on October 01, 2020 and have a term of five years.
(15)	Options vested on January 18, 2022 and have a term of ten years.
(16)	Options vested on January 26, 2023 and have a term of ten years.
(17)	Options vested on May 15, 2024 and have a term of ten years.
(18)	Warrants vested on April 24, 2020 and have a term of ten years.
(19)	Options vested on January 18, 2022 and have a term of ten years.
(20)	Options vested on January 26, 2023 and have a term of ten years.

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

In June 2024, for the purpose of implementing cost-saving measures to reduce cash requirements and achieve profitability objectives, Dr. Shane’s annual salary was reduced to $423,500 from June 1, 2024 through December 31, 2024.

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

In June 2024, for the purpose of implementing cost-saving measures to reduce cash requirements and achieve profitability objectives, Ms. Shane’s annual salary was reduced to $228,690 from June 1, 2024 through December 31, 2024.

In the event Ms. Shane is terminated as COO as a result of a change in control, Ms. Shane will be entitled to a lump sum payment of one and a half years’ salary at the time of such termination.

Nick Jennings

On September 2, 2015, we entered into a new employment agreement with Mr. Jennings, which superseded his prior agreement, pursuant to which he continues to serve as our Chief Financial Officer. Mr. Jennings’ annual salary is $132,000, which is reviewed annually. On January 26, 2016, we issued Mr. Jennings a five-year warrant to purchase up to 12,500 shares of common stock at an exercise price of $4.40 per share. The agreement also provided for the issuance of an additional five-year warrant to purchase 12,500 shares of common stock in 2016, however, this provision was modified to grant a salary increase in lieu of the options. In October 2020, Mr. Jennings’ annual salary was increased to $175,000 per year. Mr. Jennings is also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provides that we will reimburse Mr. Jennings for certain business and entertainment expenses. In the event of a change in control of the Company that results in his termination, Mr. Jennings will be entitled to a lump sum payment of one year’s salary and all equity awards will be accelerated and fully vested. In the event his employment is terminated other than for cause, Mr. Jennings will receive an amount equal to his annual salary as of such termination date after the second employment anniversary.  Effective as of May 14, 2024, Mr. Nick Jennings due to family matters retired as the Chief Financial Officer of the Company

On December 16, 2024, the Board of Directors of the Company appointed Nick Jennings, former Chief Financial Officer of the Company, as Interim Chief Financial Officer.  The Company has entered into an offer letter with Mr. Jennings, pursuant to which Mr. Jennings will serve as the Interim Chief Financial Officer for a five-month period and will receive a fee of $15,000 per month.

Joe Rzepka

On May 16, 2024, we entered into a new employment agreement with Mr. Rzepka to which he served as our Chief Financial Officer. Mr. Rzepka’ annual salary was $185,000, which was reviewed annually. Mr. Rzepka was also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provided that we will reimburse Mr. Rzepka for certain business and entertainment expenses.

In June 2024, for the purpose of implementing cost-saving measures to reduce cash requirements and achieve profitability objectives, Mr. Rzepka’s annual salary was reduced to $166,500 from June 1, 2024 through December 31, 2024. On December 11, 2024, Mr. Rzepka resigned from the Company.

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Other Compensation ($)

Walter Johnsen (1)	48,000	15,000	—	—	63,000
Kelly Anderson (2)	54,600	15,000	—	—	69,600
Lim Boh Soon (3)	48,000	15,000	—	—	63,000

(1)

Mr. Johnsen was elected to the Board on January 29, 2016. The term of his agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Mr. Johnsen was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Mr. Johnsen provides for an annual fee in the amount of $48,000 paid on a quarterly basis and an annual grant of shares of common stock. In June 2024, we issued Mr. Johnsen 20,000 shares of common stock that were valued at $15,000.

(2)

Ms. Anderson was elected to the Board on January 29, 2016 and serves as the chairperson of our Audit Committee. The term of her agreement as director commenced on February 1, 2016 for up to two years and until a successor is elected, or resignation or removal. Ms. Anderson was re-elected to the board for a 3-year term at our 2019 annual meeting. Our agreement with Ms. Anderson provides for an annual fee in the amount of $54,600 paid on a quarterly basis and an annual grant of shares of common stock. In June 2024, we issued Ms. Anderson 20,000 shares of common stock that were valued at $15,000.

(3)

Mr. Lim was elected to the Board on January 29, 2018. The term of his agreement as director commenced on February 1, 2018 for up to three years unless re-elected or until a successor is elected, or resignation or removal. Mr. Lim was re-elected to the board for a 3-year term at our 2021 annual meeting. Our agreement with Mr. Lim provides for an annual fee in the amount of $48,000 paid on a quarterly basis and an annual grant of shares of common stock. In June 2024, we issued Mr. Lim 20,000 shares of common stock that were valued at $15,000.

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

The following table provides information as of December 31, 2024 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	805,042	(2)	$1.23	752,708	(4)
Equity compensation plans not approved by security holders	1,158,958	(3)	$2.98	—
Total	1,964,000		$2.26	—

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.

(2)	Prior to August 25, 2015, we granted awards under the 2008 Plan.

(3)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 10, 2025 for:

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

Applicable percentage ownership is based on 20,015,205 shares of common stock and 63,750 shares of Series A preferred stock outstanding at March 10, 2025. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 10, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 8430 Spires Way., Suite N, Frederick, MD 21701.

	Shares Beneficially Owned				% of Total
	Common Stock		Series A Preferred Stock		Voting
Name of Beneficial Owner	Shares	% of Class	Shares	% of Class	Power(1)
5% Shareholders:
Lau Sok Huy(2)	2,170,139	10.8%	—	—	10.8%
John F. Nelson(3)	1,259,362	6.3%	—	—	6.3%
Named Executive Officers and Directors:
Halden S. Shane(1)(4)	4,252,664	19.5%	63,750	100.0%	19.7%
Elissa J. Shane(5)	493,914	2.3%	—	—	2.3%
Nick Jennings(6)	97,769	*	—	—	*
Walter Johnsen(7)	111,875	*	—	—	*
Kelly Anderson(8)	111,875	*	—	—	*
Lim Boh Soon(9)	163,774	*	—	—	*
Executive Officers and Directors as a Group (10)	5,231,871	24.0%	—	—	24.2%

*	Denotes ownership of less than 1%.

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class. The holders of Common Stock and Series A Preferred Stock are each entitled to one vote per share.

(2)	Based on Form 3 filed with the SEC by Lau Sok Huy on January 24, 2018.

(3)	Based on a Schedule 13G/A filed with the SEC by John F. Nelson on October 11, 2024. The address of the shareholder is 3610 Deerpath Road, Middleton, WI 53562.

(4)

Consists of: (i) 2,430,164 shares of Common Stock held of record by Dr. Shane; (ii) 187,500 shares of Common Stock held of record by the Shane Family Trust; (iii) 125,000 shares of Common Stock held of record by Belinha Shane; and (iv) 1,510,000 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Dr. Shane that are exercisable or will become exercisable within 60 days of March 10, 2025. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(5)

Consists of: (i) 267,664 shares of Common Stock held of record by Ms. Shane; and (ii) 226,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Ms. Shane that are exercisable or will become exercisable within 60 days of March 10, 2025.

(6)

Consists of: (i) 26,519 shares of Common Stock held of record by Mr. Jennings; and (ii) 71,250 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Mr. Jennings that are exercisable or will become exercisable within 60 days of March 10, 2025.

(7)

Consists of: (i) 108,750 shares of Common Stock held of record by Mr. Johnsen; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 10, 2025.

(8)

Consists of: (i) 108,750 shares of Common Stock held of record by Ms. Anderson; and (ii) 3,125 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 10, 2025.

(9)	Consists of 163,774 shares of Common Stock held of record by Dr. Lim.

(10)

Consists of: (i) 3,418,120 shares of Common Stock; (ii) 1,150,000 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock; and (iii) 663,750 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 10, 2025.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Rosenberg Rich Baker Berman, P.A., during the 2024 and 2023 fiscal years:

	For the Fiscal Years Ended December 31,
	2024	2023
Audit Fees (1)	$162,500	$160,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$162,500	$160,000

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

DATED: April 14, 2025	TOMI ENVIRONMENTAL SOLUTIONS, INC.

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

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2025
Halden S. Shane

/s/ NICK JENNINGS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2025
Nick Jennings

/s/ ELISSA J. SHANE	Director	April 14, 2025
Elissa J. Shane

/s/ WALTER C. JOHNSEN	Director	April 14, 2025
Walter C. Johnsen

/s/ KELLY J. ANDERSON	Director	April 14, 2025
Kelly J. Anderson

/s/ LIM BOH SOON	Director	April 14, 2025
Lim Boh Soon

TOMI ENVIRONMENTAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. (the Company) as of years ended December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Allowance for credit losses

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for credit losses against its accounts receivable balances based on the future estimated credit losses. As of December 31, 2024, the allowance for credit losses was $2.23 million, or 51.4% of total accounts receivable. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, forward looking information and economic trends and conditions. We identified the estimates used to determine the allowance for credit losses as a critical audit matter.

We have identified the evaluation of the Company’s estimation of allowance for credit losses as a critical audit matter. There is an established policy for determining overall allowance for credit losses with specific judgement in place for certain account balances that require additional evaluation and assessment which are used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management's assessment of the completeness and accuracy of the allowance for credit losses, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate.

Our audit procedures related to the allowance for doubtful accounts included:

•	Evaluating the design and implementation of controls over the calculation of the allowance for credit losses.

•	Testing the mathematical accuracy of management’s allowance for credit losses calculation as of December 31, 2024 by recalculating and independently applying the credit loss methodology promulgated by generally accepted accounting principles to each risk pool, as well as recalculating the aging of receivables based on underlying source documentation.

•	Recomputing current and historical collection rates for customer receivable balances and comparing the historical loss rates against the current period estimated loss rates within the respective risk pools and performing a retrospective analysis of the subsequent collections on customer receivables with certain risk characteristics.

•	Taking into consideration future economic factors applicable to the Company’s industry and their effect over the allowance for current expected credit loss.

•	Evaluating the reasonableness of management’s qualitative adjustments against the allowance for credit losses by obtaining corroborating evidence which supports the adjustments and assumptions made by management in determining the allowance.

Inventory – Valuation associated with excess and obsolete (E&O) inventory

As further described in Note 2 to the consolidated financial statements, inventory is stated at the lower of cost or net realizable value. At the balance sheet date, the Company evaluated inventories for excess quantities and obsolescence (E&O) and included an inventory reserve against its inventory balances. As of December 31, 2024, the inventory reserve was $1.1 million, or approximately 24% of total inventory. To estimate the amount of inventory that may be in excess or obsolete, the Company reviews inventory quantities on hand as well as historical and projected sales volumes. The Company’s model assumes that inventory will be distributed on a first-in-first-out basis. Due to the nature of the inventory and the levels of inventory purchased in prior years, as well as recent sales trends, estimating the amount of inventory that is in excess or potentially obsolete involves significant judgments and estimates.

Given the significant judgments associated with evaluating the valuation of E&O inventory, auditing the reasonableness of management’s estimates and assumptions involved especially subjective judgment and an increased extent of effort, therefore we identified the estimates used to determine the valuation of the E&O inventory as a critical audit matter.

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Our audit procedures related to the Company’s valuation of E&O inventory included the following:

•	Evaluating the design and implementation of controls over the E&O inventory valuation.

•	Obtaining the Company’s E&O calculation and testing the mathematical accuracy.

•	Inquiring of the Company’s employees outside of the accounting department and evaluating other areas of the audit to identify business, product, or industry changes that may impact the inputs in the inventory E&O calculation.

•	Evaluating management’s future projections by comparing to current and historical sales trends.

•	Assessing the reasonableness of the assumptions used in the E&O calculation by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculation.

Going Concern

As described in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flows from operations, a retained deficit, and as of December 31, 2024, has approximately $665,000 of cash. The ability of the Company to continue as a going concern is dependent on its ability to generate sufficient cash to fund operations and meet its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We identified the Company’s ability to continue as a going concern as a critical audit matter.  Assessing the Company’s assertion on its ability to continue as a going concern is complex and involves a high degree of subjectivity and judgment as it relates to the reasonableness of the assumptions used and judgements made in the determination.

Our audit procedures related to the substantial doubt about the Company’s ability to continue as a going concern included:

•	Inquiring of executive officers, key members of management, and the Audit Committee of the Board of Directors, regarding factors that would have an impact on the Company’s ability to continue as a going concern.

•	Evaluating management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flows.

•	Assessing the availability of additional capital raises.

•	Evaluating the completeness and accuracy of disclosures in the consolidated financial statements.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2021.

Somerset, New Jersey

April 14, 2025

TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONSOLIDATED BALANCE SHEETS

ASSETS
Current Assets:
	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$664,879	$2,339,059
Accounts Receivable - net	1,881,138	2,429,929
Other Receivables	-	164,150
Inventories, net (Note 3)	3,578,202	4,627,103
Vendor Deposits (Note 4)	35,895	29,335
Prepaid Expenses	332,999	371,298
Total Current Assets	6,493,113	9,960,874

Property and Equipment – net (Note 5)	875,449	1,048,642

Other Assets:
Intangible Assets – net (Note 6)	1,250,574	1,123,246
Operating Lease - Right of Use Asset (Note - 7)	399,254	467,935
Long Term Accounts Receivable - net	-	206,240
Other Assets	675,348	550,677
Total Other Assets	2,325,176	2,348,098
Total Assets	$9,693,738	$13,357,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,924,379	$1,267,029
Accrued Expenses and Other Current Liabilities (Note 13)	455,675	675,491
Deferred Revenue	211,724	-
Current Portion of Long-Term Operating Lease	129,132	115,658
Total Current Liabilities	2,720,910	2,058,178

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	513,395	642,527
Convertible Notes Payable, net of unamortized debt discount of $239,506 and $301,985 at December 31, 2024 and December 31, 2023, respectively (Note 9)	2,360,494	2,298,015
Total Long-Term Liabilities	2,873,889	2,940,542
Total Liabilities	5,594,799	4,998,720

Commitments and Contingencies (Notes 7 and 11)	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock;
par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued
and outstanding at December 31, 2024 and December 31, 2023, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value;
7.5% Cumulative dividend; 4,000 shares authorized; none issued
and outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized;
20,015,205 and 19,923,955 shares issued and outstanding
at December 31, 2024 and December 31, 2023, respectively	200,152	199,240
Additional Paid-In Capital	58,201,140	57,985,245
Accumulated Deficit	(54,302,991)	(49,826,229)
Total Shareholders’ Equity	4,098,939	8,358,894
Total Liabilities and Shareholders’ Equity	$9,693,738	$13,357,614

The accompanying notes are an integral part of the consolidated financial statements.

 TOMI ENVIRONMENTAL SOLUTIONS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2024	2023

Sales, net	$7,738,842	$7,354,564
Cost of Sales	4,181,764	3,065,028
Gross Profit	3,557,078	4,289,536

Operating Expenses:
Professional Fees	597,365	575,728
Depreciation and Amortization	296,536	366,677
Selling Expenses	1,128,402	1,351,465
Research and Development	290,683	491,798
Consulting Fees	225,779	282,548
General and Administrative	5,123,073	4,570,597
Total Operating Expenses	7,661,838	7,638,813
Income (loss) from Operations	(4,104,760)	(3,349,277)

Other Income (Expense):
Interest Income	17,489	11,990
Interest Expense	(389,491)	(65,305)
Total Other Income (Expense)	(372,002)	(53,315)

Income (loss) before income taxes	(4,476,762)	(3,402,592)
Provision for Income Taxes (Note 15)	-	-
Net Income (loss)	$(4,476,762)	$(3,402,592)

Net income (loss) Per Common Share
Basic	$(0.22)	$(0.17)
Diluted	$(0.22)	$(0.17)

Basic Weighted Average Common Shares Outstanding	19,992,592	19,834,476
Diluted Weighted Average Common Shares Outstanding	19,992,592	19,834,476

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance at January 1, 2023	63,750	$638	19,763,955	$197,640	57,673,559	$(46,423,637)	$11,448,200
Equity Compensation					163,286		163,286
Common Stock Issued for Services Provided			160,000	1,600	148,400		150,000
Net (Loss) for the year ended December 31, 2023						(3,402,592)	(3,402,592)
Balance at December 31, 2023	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894
Options Exercised			31,250	312	27,188		27,500
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Equity Compensation					144,307		144,307
Net (Loss) for the year ended December 31, 2024						(4,476,762)	(4,476,762)
Balance at December 31, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,302,991)	$4,098,939

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flow From Operating Activities:
Net (Loss)	$(4,476,762)	$(3,402,592)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) In Operating Activities:
Depreciation and Amortization	296,536	366,677
Amortization of Right of Use Asset	157,315	157,315
Amortization of Deferred Financing Costs	62,480	10,413
Equity Compensation Expense	144,307	163,286
Value of Equity Issued for Services	45,000	150,000
Credit Loss Expense	1,050,543	272,517
Inventory Reserve	1,005,000	-
Sales Returns Allowance	227,000	128,390
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(470,512)	69,894
Inventory	60,363	(131,104)
Prepaid Expenses	38,299	17,061
Vendor Deposits	(6,560)	417,718
Long Term Accounts Receivable	-	(206,240)
Other Assets	(5,321)	(75,574)
Increase (Decrease) in:
Accounts Payable	657,349	(494,721)
Accrued Expenses	(219,816)	(181,602)
Deferred Revenue	159,724	(699,732)
Lease Liability	(165,098)	(160,291)
Net Cash (Used) in Operating Activities	(1,440,153)	(3,598,585)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(153,636)	(118,630)
Purchase of Property and Equipment	(107,891)	(98,060)
Net Cash (Used) in Investing Activities	(261,527)	(216,690)

 The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Years Ended December 31,
	2024	2023
Cash Flow From Financing Activities:
Proceeds from Issuance of Convertible Notes	$-	$2,287,601
Proceeds from Exercise of Options	27,500	-
Net Cash Provided By Financing Activities:	27,500	2,287,601
(Decrease) In Cash and Cash Equivalents	(1,674,180)	(1,527,674)
Cash and Cash Equivalents - Beginning	2,339,059	3,866,733
Cash and Cash Equivalents – Ending	$664,879	$2,339,059

Supplemental Cash Flow Information:
Cash Paid for Interest	$312,000	$-
Cash Paid (Refunded) for Income Taxes	$-	$-

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to, allowance for credit losses, inventory, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At December 31, 2024 and December 31, 2023, there were no cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based  evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326. These accounting standards represent a significant departure from previous GAAP. We are now required to estimate and report expected credit losses over the entire life of a financial asset, considering historical data, current conditions, and future forecasts, even if the risk of loss is remote.

We have a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be at risk. Our allowance for credit losses was as follows for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Allowance for credit losses	$1,494,347	$1,678,000
Credit Loss Expense	1,050,543	272,517
Adjustment to allowance	(314,913)	(456,170)
Allowance for credit losses	$2,229,977	$1,494,347

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

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product.  Our reserve for obsolete inventory was $1,100,000 and $95,000 as of December 31, 2024 and December 31, 2023, respectively.

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

Accounts Payable

As of December 31, 2024, one vendor accounted for approximately 60% of accounts payable. As of December 31, 2023, two vendors accounted for approximately 59% of accounts payable.

For the year ended December 31, 2024, two vendors accounted for 67% of cost of sales. For the year ended December 31, 2023, two vendors accounted for 70% of cost of sales.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2024, and December 31, 2023, our warranty reserve was $30,000 and $30,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax benefits have been fully reserved at December 31, 2024 and December 31, 2023. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Net Income (Loss) Per Share

Basic net income or (loss) per share is computed by dividing our net income or (loss) by the weighted average number of shares of common stock outstanding during the period presented. Diluted income or (loss) per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the year ended December 31, 2024 and 2023, the impact of including these in our computation of diluted EPS was anti-dilutive.

Potentially dilutive securities as of December 31, 2024 consisted of 2,080,000 shares of common stock from convertible debentures, 2,765,846 shares of common stock issuable upon exercise of outstanding warrants, 805,042 shares of common stock issuable upon outstanding options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

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

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.7 million and 5.5 million shares of common stock were outstanding at December 31, 2024 and 2023, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2024 and 2023 due to the anti-dilutive effect on net loss per share.

	For the Year Ended December 31,
	2024	2023
Net Loss	$(4,476,762)	$(3,402,592)
Net loss attributable to common shareholders	$(4,476,762)	$(3,402,592)
Weighted average number of shares of common stock outstanding:
Basic	19,992,592	19,834,476
Diluted	19,992,592	19,834,476
Net loss attributable to common shareholders per share:
Basic	$(0.22)	$(0.17)
Diluted	$(0.22)	$(0.17)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Years Ended December 31,
	2024	2023
Numerator:
Net Loss	$(4,476,762)	$(3,402,592)
Denominator:
Basic weighted-average shares	19,992,592	19,834,476
Effect of dilutive securities
Warrants	-	-
Convertible Debt	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	19,992,592	19,834,476
Net Loss Per Common Share:
Basic	$(0.22)	$(0.17)
Diluted	$(0.22)	$(0.17)

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606). We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

We must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above for each distinct performance obligation identified in step (ii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (rounded to nearest thousandth).

Product and Service Revenue

	For The Years Ended December 31,		Change
	2024	2023	$
SteraMist Product	$6,035,000	$5,781,000	$254,000
Service and Training	1,704,000	1,574,000	130,000
Total	$7,739,000	$7,355,000	$384,000

Revenue by Geographic Region

	For The Years Ended December 31,		Change
	2024	2023	$
United States	$6,098,000	$6,125,000	$(27,000)
International	1,641,000	1,230,000	411,000
Total	$7,739,000	$7,355,000	$384,000

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

Estimated allowances for sales returns are recorded as sales are recognized. We use a specific identification method based on subsequent product return activity and historical average calculations to estimate the allowance for sales returns. For the years ended December 31, 2024 and 2023, we recorded an allowance of $227,000 and $128,390, respectively.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

Contract Balances

As of December 31, 2024, and December 31, 2023 we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $211,724 and $0, respectively.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. We enter into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations.

Significant Judgments

Our contracts with customers for products and services often dictate the terms and conditions of when the control of the promised products or services is transferred to the customer and the amount of consideration to be received in exchange for the products and services. We also record an estimated allowance for anticipated product returns.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the year ended December 31, 2024 and 2023, we issued 60,000 and 60,000 shares of common stock, respectively, out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2024 and 2023.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2024 and 2023 were approximately $221,000 and $498,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2024 and 2023, research and development expenses were approximately $291,000 and $492,000, respectively.

Business Segments

We currently have one reportable business segment due to the fact that we derive our revenue primarily from one product in which 1) The  business activities are homogenous in nature, 2) The entire operation faces similar market conditions and risks, 3) There is a high degree of integration in its operations, 4) Internal evaluations of financial results are conducted on a consolidated basis. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above. See Note 17, Segment Reporting for more details. We are required to apply the guidance in ASC 280 and identify significant segment expenses and other segment items for our single reportable segment.

Going Concern

For the years ended December 31, 2024 and 2023, our net loss was approximately $4,477,000 and $3,403,000, respectively, and the cash used in operations was approximately $1,440,000 and $3,599,000, respectively. As of December 31, 2024, we had approximately $665,000 of cash and cash equivalents and an accumulated deficit of $54.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company intends to fund ongoing activities by utilizing its current cash on hand, the cash generated from operations, and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to us, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

On March 28, 2025, we received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market ("Nasdaq") notifying us that, for the preceding 30 consecutive business days, the closing bid price for the Company's common stock, par value $0.01 per share (the "Common Stock") was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement"). The notification received has no immediate effect on the Company's Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 24, 2025 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. There is no guarantee that we will be able to regain compliance with the Bid Price Requirement by the Compliance Date, and failure to do so may subject us to delisting proceedings of NASDAQ.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). In January 2025, ASU No. 2025-01 was issued to clarify the effective date for all public business entities. The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU was adopted retrospectively on December 31, 2024 and resulted in us including the additional required disclosures. .Refer to Note 17, Segment Reporting about the areas for the inclusion of the new required disclosures.

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	December 31, 2024	December 31, 2023
Finished goods	$3,800,000	$3,980,000
Raw Materials	878,000	742,000
Inventory Reserve	(1,100,000)	(95,000)
Inventory, net	$3,578,000	$4,627,000

Our inventory reserve was adjusted upwards by $1,005,000 during the fiscal year ended December 31, 2024, to account for additional slow-moving items in our year-end inventory records compared to anticipated demand for certain units.

NOTE 4. VENDOR DEPOSITS

On December 31, 2024 and December 31, 2023, we maintained vendor deposits of $35,895 and $29,335, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2024	December 31, 2023
Furniture and fixtures	$458,652	$364,819
Equipment	2,301,803	2,269,185
Vehicles	66,170	66,170
Computer and software	316,334	306,556
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000

Total Property and Equipment	3,941,340	3,805,111
Less: Accumulated depreciation	3,065,891	2,756,469
Property and Equipment, net	$875,449	$1,048,642

For the years ended December 31, 2024 and 2023, depreciation was $270,228 and $345,556, respectively. For the years ended December 31, 2024 and 2023, amortization of tenant improvement allowance was $39,194 and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $26,308 and $21,121 for the years ended December 31, 2024 and 2023, respectively.

Definite life intangible assets consist of the following:

	December 31, 2024	December 31, 2023
Intellectual Property and Patents	$3,350,031	$3,196,396
Less: Accumulated Amortization	2,930,321	2,904,013
Patents, net	$419,710	$292,383

Indefinite life intangible assets consist of the following:

Trademarks	830,864	830,863

Total Intangible Assets, net	$1,250,574	$1,123,246

Approximate future amortization is as follows (rounded to nearest thousandth):

Year Ended:	Amount

December 31, 2025	$20,000
December 31, 2026	20,000
December 31, 2027	20,000
December 31, 2028	20,000
December 31, 2029	20,000
Thereafter	320,000
Total	$420,000

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

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

Operating leases:	December 31, 2024	December 31, 2023

Assets:
Operating lease right-of-use asset	$399,254	$467,935
Liabilities:
Current Portion of Long-Term Operating Lease	$129,132	$115,658
Long-Term Operating Lease, Net of Current Portion	513,395	642,527
Total	$642,527	$758,185

The components of lease expense are as follows within our consolidated statement of operations:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Operating lease expense	$157,315	$157,315

Other information related to leases where we are the lessee is as follows:

	December 31, 2024	December 31, 2023

Weighted-average remaining lease term:
Operating leases	4.00 years	5.00 years

Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:	$165,098	$160,290

As of December 31, 2024, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
December 31, 2025	$170,051
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,819
December 31, 2029	33,752
Thereafter	-
Total minimum lease payments	745,183
Less: Interest	102,656
Present value of lease obligations	642,527
Less: Current portion	129,132
Long-term portion of lease obligations	$513,395

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of December 31, 2024. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the years ended December 31, 2024 and 2023 were $15,063 and $15,063, respectively.

NOTE 9. CONVERTIBLE DEBT

On October and November 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “Notes”). As of December 31, 2024, we issued and sold an aggregate of $2,600,000 of Notes to certain Investors pursuant to the SPA.

In October and November 2023, we sold and issued pursuant to the SPA convertible promissory notes (the “Notes”) to purchase an aggregate of 2,080,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $2,600,000. The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to the Notes for the years ended December 31, 2024 and 2023 was $312,000 and $54,892, respectively.

Amortization of deferred financing costs were $62,480 and $10,413 for the years ended December 31, 2024 and 2023, respectively, which has been included with interest expense on the statement of operations.

Convertible notes consist of the following at:

	December 31,	December 31,
	2024	2023

Convertible notes	$2,600,000	$2,600,000
Less: Debt issuance costs	(312,398)	(312,398)
Accumulated amortization	72,892	10,413
Convertible notes, net	$2,360,494	$2,298,015

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2024 and 2023, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At December 31, 2024 and 2023, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

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

The total stock based compensation for the years ended December 31, 2024 and 2023, was $144,307 and $163,286, respectively which has been in included within General and Administration expense in our statement of operations.

The following table summarizes stock options outstanding as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	617,542	$1.38	413,000	$1.65
Granted	225,000	0.75	217,042	0.82
Exercised	(31,250)	0.88	-	-
Expired	(6,250)	0.80	(12,500)	-
Outstanding, end of period	805,042	$1.23	617,542	$1.38

Options outstanding and exercisable by price range as of December 31, 2024 were as follows:

		Average
Outstanding Options		Weighted	Exercisable Options
		Remaining		Weighted
		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	3.05	7,042	$0.71
$0.75	225,000	9.38	225,000	$0.75
$0.80	21,250	3.07	21,250	$0.80
$0.85	210,000	8.08	210,000	$0.85
$0.96	12,500	0.04	12,500	$0.96
$1.12	270,000	7.05	270,000	$1.12
$1.93	10,500	1.95	10,500	$1.93
$2.16	5,000	0.04	5,000	$2.16
$4.40	12,500	1.09	12,500	$4.40
$7.06	31,250	0.75	31,250	$7.06
	805,042	7.23	805,042	$1.23

Stock Warrants

The following table summarizes the outstanding common stock warrants as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,772,096	$2.25	2,792,335	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(6,250)	(1.12)	(20,239)	(1.11)
Outstanding, end of period	2,765,846	$2.26	2,772,096	$2.25

Warrants outstanding and exercisable by price range as of December 31, 2024 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	8.89	31,250	$0.64
$0.80	125,000	9.08	125,000	$0.80
$0.96	442,708	7.89	442,708	$0.96
$1.20	156,250	0.09	156,250	$1.20
$1.68	1,434,721	1.74	1,434,721	$1.68
$2.18	172,167	1.74	172,167	$2.18
$4.00	28,750	5.32	28,750	$4.00
$6.95	375,000	5.75	375,000	$6.95

	2,765,846	3.63	2,765,846	$2.26

There were no unvested warrants outstanding as of December 31, 2024.

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

Product Liability

As of December 31, 2024 and 2023, there were no claims against us for product liability.

NOTE 12. CONTRACTS AND AGREEMENTS

Consulting Agreement

On December 16, 2024, the Board of Directors of the Company appointed Nick Jennings, former Chief Financial Officer of the Company, as Interim Chief Financial Officer.  The Company has entered into an offer letter with Mr. Jennings, pursuant to which Mr. Jennings will serve as the Interim Chief Financial Officer for a five-month period and will receive a fee of $15,000 per month.

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

For the year ended December 31, 2024, we issued an aggregate of 60,000 shares of Common Stock that were valued at approximately $45,000 to members of our Board.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2024	December 31, 2023
Commissions	$187,151	$200,837
Payroll and related costs	125,773	201,009
Director fees	37,650	37,650
Sales Tax Payable	3,864	5,707
Accrued warranty (Note 14)	30,000	30,000
Other accrued expenses and current liabilities	71,237	200,288
Total	$455,675	$675,491

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

The following table presents warranty reserve activities at:

	December 31, 2024	December 31, 2023
Beginning accrued warranty costs	$30,000	$68,000
Provision for warranty expense	9,707	26,911
Settlement of warranty claims	(9,707)	(64,911)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. INCOME TAXES

The Company’s income tax expense (benefit) consisted of:

For the Year Ended
	December 31,	December 31,
	2024	2023
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total	$-	$-

The Company’s net income (loss) before income tax consisted of:

	For the Year Ended
	December 31,	December 31,
	2024	2023

United States	$(4,476,762)	$(3,402,592)
Foreign	-	-
Total	$(4,476,762)	$(3,402,592)

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

The reconciliation of taxes at the federal and state statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 was as follows:

	For the Year Ended
	December 31,	December 31,
	2024	2023

Income (Loss) before income tax	$(4,476,762)	$(3,402,592)
US statutory corporate income tax rate	28%	28%
Income tax expense computed at US statutory corporate income tax rate	(1,253,493)	(952,726)
Reconciling items:
Change in valuation allowance on deferred tax assets	1,152,938	2,121,778
Provision to prior year tax return	68,437	(1,188,884)
Meals and Entertainment	2,330	3,347
Other	29,788	16,485
Income tax expense (benefit)	$-	$-

Components of our deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:

Reserve for Credit Loss	$624,000	$418,000
Inventory Reserve	308,000	27,000
Accrued Vacation	78,000	53,000
Warranty Reserve	8,000	8,000
Intangible Assets	98,000	181,000
Allowance for Sales Returns	64,000	-
Capitalized R&D	175,000	148,000
Stock-Based Compensation	1,278,000	1,246,000
Operating lease right-of-use liabilities	180,000	212,000
Net operating losses	6,100,000	5,568,000
Valuation Allowance	(8,678,000)	(7,539,000)
Deferred Tax Assets	235,000	322,000

Deferred tax liabilities:
Operating lease right-of-use assets	(158,000)	(189,000)
Property and Equipment	(77,000)	(133,000)
	(235,000)	(322,000)

Net Deferred Tax Assets and Liabilities	$-	$-

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC-740 guidance for income taxes. As of December 31, 2024, we recorded a valuation allowance of $8,678,000 for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $1,139,000 during the year ended December 31, 2024, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

For income tax purposes in the United States, we had available federal net operating loss carryforwards (“NOL”) as of December 31, 2024 and 2023 of approximately $22,434,000 and $20,234,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2024 and 2023 of approximately $20,045,000 and $17,433,000 respectively to reduce future state taxable income. If any of the NOL’s generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2024, and 2023, the management of the Company determined there were no reportable uncertain tax positions.

NOTE 16. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, or whose sales for the fiscal year represented 10% or more of the Company’s revenue.

As of December 31, 2024, two customers accounted for 25% of our gross accounts receivable.

As of December 31, 2023, two customers accounted for 27% of our gross accounts receivable.

For the year ended December 31, 2024, we had one customer who represented 15% of revenue. For the year ended December 31, 2023, we had two customers who represented 20% of revenue.

NOTE 17. SEGMENT REPORTING

Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among one operating and reportable segment due to the fact that we derive our revenue primarily from one product (equipment and service revenue based on our patented BIT technology). A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above. We evaluated the aggregation criteria in ASC 280-10-50-11 which states that aggregation can be considered if segments are similar in certain areas, including the nature of products and services, production processes, type of class of customer, and future economic performance.

Our CODM is regularly provided with more detailed expense information than what is included on our consolidated income statement. The CODM considers monthly budgets and cash flow projections, gross margins for each project, and our consolidated net income as reported on the income statement when allocating resources and assessing our performance. We are required to apply the guidance in ASC 280 and identify significant segment expenses and other segment items for our single reportable segment.

NOTE 18. SUBSEQUENT EVENTS

In March 2025, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $3,000,000 (the “Notes”). In March and April 2025, we sold and issued pursuant to an SPA convertible promissory note (the “Notes”) to purchase an aggregate of 308,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $385,000. The Notes mature and are due on the fifth anniversary of the issuance date in March of 2030. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions.

On March 28, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.01 per share (the “Common Stock”) was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 24, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. There is no guarantee that we will be able to regain compliance with the Bid Price Requirement by the Compliance Date, and failure to do so may subject us to delisting proceedings of NASDAQ.

