Form 10-K/A
period 2024-12-31
TOMI Environmental Solutions, Inc.
filed 2025-05-01
CIK 314227

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

As of April 30, 2025, the registrant had 20,015,205 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025 (the “Form 10-K”). The purpose of this Amendment is to revise and update Part IV to correct certain file references and file certain exhibits that were inadvertently omitted on the Form 10-K.

Except as expressly noted above, this Amendment does not modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

2

Item		Page
PART IV
15.	Exhibits, Financial Statement Schedules	4

	Signatures	5

3

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/09	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	07/11/11	3.1
3.3	Articles of Amendment of Articles of Incorporation of the Registrant, effective September 10, 2020	8-K	000-09908	9/14/20	3.1
3.4	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/16	3.2
3.5	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/16	3.2
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-3	333-249850	11/4/20	4.1
4.2	Description of Registrants Securities	10-K	001-39574	03/29/2022	4.2
4.3	Form of Warrant to Purchase Common Stock	10-Q	000-09908	05/17/21	4.1
4.4	Form of Non-Qualified Stock Option Agreement	10-Q	000-09908	05/17/21	4.2
4.5	Form of Common Stock Purchase Warrant	8-K	000-09908	09/28/21	4.1
4.6	Form of Placement Agent Warrant	8-K	000-09908	09/28/21	4.2
4.7	Form of TOMI Environmental Solutions, Inc. 12% Convertible Note	8-K	001-39574	11/07/2023	10.2
10.1+	Amended and Restated 2016 Equity Incentive Plan, as adopted by the Registrant’s stockholders on December 30, 2020	DEF 14A	001-39574	12/2/20	Appendix A
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/16	10.1
10.3+	Offer Letter, dated December 15, 2024, by and between the Registrant and Nick Jennings					X
10.4+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/16	10.5
10.5	Restated Manufacturing and Development Agreement, dated November 10, 2016, by and between the Registrant and RG Group	10-Q	000-09908	11/14/16	10.1
10.6+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/8/18	10.1
10.7	Form of Securities Purchase Agreement dated as of September 26, 2021, between the Registrant and the purchasers named therein	8-K	000-09908	09/28/21	10.1
10.8	Form of Securities Purchase Agreement, dated as of November 7, 2023, between TOMI Environmental Solutions, Inc. and the purchasers named therein	8-K	001-39574	11/07/2023	10.1
10.9	Form of Registration Rights Agreement, dated as of November 7, 2023, between TOMI Environmental Solutions, Inc. and the purchasers named therein	8-K	001-39574	11/07/2023	10.3
14.1	Code of Ethics	10-K	000-09908	03/31/2009	14
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant	10-K	000-09908	4/14/25	21.1
24.1	Power of Attorney (included in signature page)	10-K	000-09908	4/14/25	24.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-09908	4/14/25	31.1
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-09908	4/14/25	31.2
32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-09908	4/14/25	32.1
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

						X
97.1	Compensation Recoupment Policy					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File					X

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 1, 2025	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

5