Form 10-Q
period 2025-03-31
TOMI Environmental Solutions, Inc.
filed 2025-05-08
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

 or

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

As of May 6, 2025, the registrant had 20,015,205 shares of common stock issued and outstanding

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

Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent annual report on Form 10-K previously filed with the Securities and Exchange Commission on April 14, 2025, as amended. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets:	March 31, 2025 (Unaudited)	December 31, 2024
Cash and Cash Equivalents	$674,181	$664,879
Accounts Receivable - net	1,930,196	1,881,138
Other Receivables (Note 18)	455,010	-
Inventories, net (Note 3)	3,405,710	3,578,202
Vendor Deposits (Note 4)	32,915	35,895
Prepaid Expenses	281,480	332,999
Total Current Assets	6,779,492	6,493,113

Property and Equipment – net (Note 5)	818,304	875,449

Other Assets:
Intangible Assets – net (Note 6)	1,243,776	1,250,574
Operating Lease - Right of Use Asset (Note - 7)	380,791	399,254
Other Assets	735,414	675,348
Total Other Assets	2,359,981	2,325,176
Total Assets	$9,957,777	$9,693,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,767,896	$1,924,379
Accrued Expenses and Other Current Liabilities (Note 13)	878,084	455,675
Deferred Revenue	233,727	211,724
Current Portion of Long-Term Operating Lease (Note 7)	132,660	129,132
Total Current Liabilities	3,012,367	2,720,910

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	479,357	513,395
Convertible Notes Payable, net of unamortized debt discount of $262,293 and $239,506 at March 31, 2025 and December 31, 2024, respectively (Note 9)	2,622,707	2,360,494
Total Long-Term Liabilities	3,102,064	2,873,889
Total Liabilities	6,114,431	5,594,799

Commitments and Contingencies (Notes 7 and 11)	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 20,015,205 and 20,015,205 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	200,152	200,152
Additional Paid-In Capital	58,201,140	58,201,140
Accumulated Deficit	(54,558,584)	(54,302,991)
Total Shareholders’ Equity	3,843,346	4,098,939
Total Liabilities and Shareholders’ Equity	$9,957,777	$9,693,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2025	2024

Sales, net	$1,576,558	$1,114,087
Cost of Sales	624,813	443,419
Gross Profit	951,745	670,668

Operating Expenses:
Professional Fees	219,316	197,999
Depreciation and Amortization	68,542	77,921
Selling Expenses	246,406	289,069
Research and Development	44,580	67,971
Consulting Fees	102,766	113,635
General and Administrative	1,024,600	1,150,549
Total Operating Expenses	1,706,210	1,897,144
Income (loss) from Operations	(754,465)	(1,226,476)

Other Income (Expense):
Other Income (Note 18)	534,912	-
Interest Income	82,890	9,906
Interest Expense	(118,930)	(93,620)
Total Other Income (Expense)	498,872	(83,714)

Income (loss) before income taxes	(255,593)	(1,310,190)
Provision for Income Taxes (Note 15)	-	-
Net Income (loss)	$(255,593)	$(1,310,190)

Net income (loss) Per Common Share
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

Basic Weighted Average Common Shares Outstanding	20,015,205	19,954,511
Diluted Weighted Average Common Shares Outstanding	20,015,205	19,954,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)

For the Three Months Ended March 31, 2025
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2025	63,750	$638	20,015,205	$200,152	58,201,140	$(54,302,991)	$4,098,939
Net (Loss) for the three months ended March 31, 2025						(255,593)	(255,593)
Balance at March 31, 2025	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,558,584)	$3,843,346

For the Three Months Ended March 31, 2024
	Series A Preferred		Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2024	63,750	$638	19,923,955	$199,240	57,985,245	$(49,826,229)	$8,358,894
Options Exercised			31,250	313	27,187		27,500
Net (Loss) for the three months ended March 31, 2024						(1,310,190)	(1,310,190)
Balance at March 31, 2024	63,750	$638	19,955,205	$199,553	$58,012,432	$(51,136,419)	$7,076,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flow From Operating Activities:
Net (Loss)	$(255,593)	$(1,310,190)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) In Operating Activities:
Depreciation and Amortization	68,542	77,921
Amortization of Right of Use Asset	39,329	39,329
Amortization of Deferred Financing Costs	16,271	15,620
Credit Loss Expense	63,608	(96,620)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	(112,666)	410,858
Other Receivables	(455,010)	-
Inventory	158,095	(18,782)
Prepaid Expenses	51,519	(12,705)
Vendor Deposits	2,980	(95,093)
Other Assets	(60,066)	(43,253)
Increase (Decrease) in:
Accounts Payable	(178,441)	84,090
Accrued Expenses	405,309	(202,966)
Deferred Revenue	22,003	13,659
Lease Liability	(41,578)	(40,367)
Net Cash (Used) in Operating Activities	(275,698)	(1,178,499)

Cash Flow From Investing Activities:
Purchase of Property and Equipment	-	(94,840)
Net Cash (Used) in Investing Activities	-	(94,840)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flow From Financing Activities:
Proceeds from Issuance of Convertible Notes	$285,000	$-
Proceeds from Exercise of Options	-	27,500
Net Cash Provided By Financing Activities:	285,000	27,500
Increase (Decrease) In Cash and Cash Equivalents	9,302	(1,245,839)
Cash and Cash Equivalents - Beginning	664,879	2,339,059
Cash and Cash Equivalents – Ending	$674,181	$1,093,220

Supplemental Cash Flow Information:
Cash Paid for Interest	$107,163	$49,000
Cash Paid (Refunded) for Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Service equipment reclassified from inventory to fixed assets	$14,397	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only biproduct from our decontamination process is oxygen and water in the form of humidity. Our solution is organically listed in the United States and Canada as a sustainably green product with no or very little carbon footprint. Our business is organized into four divisions: Life Sciences, Hospital Healthcare, Food Safety and Commercial.

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024 and notes thereto which are included in the annual report on Form 10-K previously filed with the SEC on April 14, 2025, as amended (the “Annual Report”). We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At March 31, 2025, and December 31, 2024, there were no cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based  evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326. We are required to estimate and report expected credit losses over the entire life of a financial asset, considering historical data, current conditions, and future forecasts, even if the risk of loss is remote.

We have implemented a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be at risk. Our allowance for credit losses was as follows:

	March 31, 2025 (Unaudited)	December 31, 2024
Allowance for credit losses	$2,229,977	$1,494,347
Credit Loss Expense	-	1,050,543
Adjustment to allowance	-	(314,913)
Allowance for credit losses	$2,229,977	$2,229,977

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product.  Our reserve for obsolete inventory was $1,100,000 and $1,100,000 as of March 31, 2025 and December 31, 2024, respectively.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation for equipment, furniture and fixtures and vehicles commences once placed in service for its intended use. Leasehold improvements are amortized using the straight-line method over the remaining lease term at the time the asset was placed into service or the service lives of the improvements, whichever is shorter.

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

Accounts Payable

As of March 31, 2025, one vendor accounted for approximately 49% of accounts payable. As of December 31, 2024, one vendor accounted for approximately 60% of accounts payable.

For the three months ended March 31, 2025 and 2024, two vendors accounted for 50% and 49% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.  As of March 31, 2025, and December 31, 2024, our warranty reserve was $30,000 and $30,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes.  Net deferred tax assets have been fully reserved at March 31, 2025 and December 31, 2024.

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

Potentially dilutive securities for the three months ended March 31, 2025 consisted of 2,308,000 shares of common stock from convertible debentures, 2,604,388 shares of common stock issuable upon exercise of outstanding warrants, 768,792 shares of common stock issuable upon outstanding stock options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities for the three months ended March 31, 2024 consisted of 2,080,000 shares of common stock from convertible debentures, 2,772,096 shares of common stock issuable upon exercise of outstanding warrants, 508,042 shares of common stock issuable upon vesting of stock options and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.7 million and 5.5 million shares of common stock were outstanding on March 31, 2025 and  2024, respectively but were excluded from the computation of diluted net loss per share at March 31, 2025 and 2024 due to the anti-dilutive effect on net loss per share.

	For the Three Months Ended March 31, (unaudited)
	2025	2024
Net Loss	$(255,593)	$(1,310,190)
Net loss attributable to common shareholders	$(255,593)	$(1,310,190)
Weighted average number of shares of common stock outstanding:
Basic	20,015,205	19,954,511
Diluted	20,015,205	19,954,511
Net loss attributable to common shareholders per share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Three Months Ended March 31,
	(Unaudited)
	2025	2024

Numerator:
Net Loss	$(255,593)	$(1,310,190)

Denominator:
Basic weighted-average shares	20,015,205	19,954,511
Effect of dilutive securities:
Warrants	-	-
Convertible Debt	-	-
Options	-	-
Preferred Stock	-	-
Diluted Weighted Average Shares	20,015,205	19,954,511

Net loss attributable to common shareholders per share:

Basic and Diluted	$(0.01)	$(0.07)

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

Title and risk of loss generally pass to our customers upon shipment. Our customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to resale of our products by dealers and distributors. Shipping and handling costs charged to customers are included in Product Revenues. The associated expenses are treated as fulfillment costs and are included in Cost of Revenues. Revenues are reported net of sales taxes collected from Customers.

Disaggregation of Revenue

The following table presents our approximate revenues disaggregated by revenue source.

Product and Service Revenue

	For the three months ended March 31, (Unaudited)
	2025	2024
SteraMist Product	$1,000,000	$743,000
Service and Training	577,000	371,000
Total	$1,577,000	$1,114,000

Revenue by Geographic Region

	For the three months ended March 31, (Unaudited)
	2025	2024
United States	$1,192,000	$662,000
International	385,000	452,000
Total	$1,577,000	$1,114,000

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

Estimated allowances for sales returns are recorded as sales are recognized. We use a specific identification method based on subsequent product return activity and historical average calculations to estimate the allowance for sales returns.  Our allowance for sales returns as of March 31, 2025 and December 31, 2024, was $227,000.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

Contract Balances

As of March 31, 2025, and December 31, 2024, we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $233,727 and $211,724, respectively.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. For the three months ended March 31, 2025 and 2024, there were no shares issued out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2025 and 2024.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed in the period they are incurred. For the three months ended March 31, 2025 and 2024, advertising and promotional expenses included in selling expenses were approximately $31,000 and $92,000, respectively.

Research and Development Expenses

Research and development expenses are expensed in the period they are incurred. For the three months March 31, 2025 and 2024, these expenses were approximately $45,000 and $68,000, respectively.

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

Going Concern

For the three months ended March 31, 2025 and 2024, our net loss was approximately $256,000 and $1,310,000, respectively, and the cash used in operations was approximately $276,000 and $1,178,000, respectively. As of March 31, 2025, we had approximately $674,000 of cash and cash equivalents and an accumulated deficit of $54.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

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

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	March 31, 2025 (Unaudited)	December 31, 2024
Finished Goods	$3,614,000	$3,800,000
Raw Materials	892,000	878,000
Inventory Reserve	(1,100,000)	(1,100,000)
Total	$3,406,000	$3,578,000

NOTE 4. VENDOR DEPOSITS

At March 31, 2025 and December 31, 2024, we maintained vendor deposits of $32,915 and $35,895, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2025 (Unaudited)	December 31, 2024
Furniture and fixtures	$458,652	$458,652
Equipment	2,316,200	2,301,803
Vehicles	66,170	66,170
Computer and software	316,334	316,334
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of property and equipment	3,955,737	3,941,340
Less: Accumulated depreciation	3,137,433	3,065,891
Property and Equipment, net	$818,304	$875,449

For the three months ended March 31, 2025 and 2024, depreciation was $61,744 and $73,043, respectively.

For the three months ended March 31, 2025 and 2024, amortization of tenant improvement allowance was $9,798 and $9,798, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. Trademarks have an indefinite life. Amortization expenses were $6,798 and $4,878 for the three months ended March 31, 2025 and 2024, respectively.

Definite life intangible assets consist of the following:

	March 31, 2025 (Unaudited)	December 31, 2024
Intellectual Property and Patents	$3,350,031	$3,350,031
Less: Accumulated Amortization	2,937,119	2,930,321
Patents, net	$412,912	$419,710

Indefinite life intangible assets consist of the following:

Trademarks	830,864	830,864

Total Intangible Assets, net	$1,243,776	$1,250,574

Approximate future amortization is as follows (rounded to nearest thousandth):

Year Ended:	Amount
April 1 - December 31, 2025	$21,000
December 31, 2026	28,000
December 31, 2027	28,000
December 31, 2028	28,000
December 31, 2029	28,000
Thereafter	280,000
Total	$413,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

Operating leases:	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Operating lease right-of-use asset	$380,791	$399,254
Liabilities:
Current Portion of Long-Term Operating Lease	$132,660	$129,132
Long-Term Operating Lease, Net of Current Portion	479,357	513,395
Total Right of Use Liability	$612,017	$642,527

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations:

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Three Months Ended March 31, 2024 (Unaudited)

Operating lease expense	$39,329	$39,329

Other information related to leases where we are the lessee is as follows:

	March 31, 2025 (Unaudited)	December 31, 2024
Weighted-average remaining lease term:
Operating leases	3.75 years	4.00 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the Three Months Ended March 31, 2025 (Unaudited)	For the Three Months Ended March 31, 2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:	$41,578	$40,367

As of March 31, 2025, the maturities of our operating lease liability are as follows:

Year Ended:	Operating Lease
April 1 – December 31, 2025	$128,474
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,819
December 31, 2029	33,751
Total minimum lease payments	703,605
Less: Interest	91,588
Imputed value of lease obligations	612,017
Less: Current portion	132,660
Long-term portion of lease obligations	$479,357

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of March 31, 2025 and December 31, 2024. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three months ended March 31, 2025 and 2024 were $3,766 and $3,766, respectively.

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

The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at an initial conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to these Notes for the three months ended March 31, 2025 and 2024 were $78,000 and $78,000, respectively.

In March 2025, we entered into Securities Purchase Agreements (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $3,000,000 (the “Notes”). Pursuant to the SPA and as of March 31, 2025, we sold and issued convertible promissory notes (the “Notes”) to purchase an aggregate of 228,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $285,000.

The Notes mature and are due on the fifth anniversary of the issuance date in 2030. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to these Notes for the three months ended March 31, 2025 was $2,850.

Amortization of deferred financing costs were $16,271 and $15,620 for the three months ended March 31, 2025 and 2024, respectively which has been included with interest expense on the statement of operations. Additions to deferred financing costs totaled $39,058 during the quarter ended March 31, 2025 and are being amortized on a straight-line basis over the life of the notes.

Convertible notes consist of the following at:

	March 31, 2025	December 31, 2024
	(Unaudited)

Convertible notes	$2,885,000	$2,600,000
Less: Debt issuance costs	(351,456)	(312,398)
Accumulated amortization	89,163	72,892
Convertible notes, net	$2,622,707	$2,360,494

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At March 31, 2025 and December 31, 2024, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At March 31, 2025 and December 31, 2024, there were no shares issued and outstanding. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

Common Stock

There were no common shares issued for the three months ended March 31, 2025 and 2024.

Stock Options

The following table summarizes stock options outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	(Unaudited)		December 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	805,042	$1.23	617,542	$1.38
Granted	-	-	225,000	0.75
Exercised	-	-	(31,250)	0.88
Expired	(36,250)	(1.04)	(6,250)	0.80
Outstanding, end of period	768,792	$1.24	805,042	$1.23

Options outstanding and exercisable by price range as of March 31, 2025 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
		Remaining Contractual		Weighted Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	2.81	7,042	$0.71
$0.75	225,000	9.13	225,000	$0.75
$0.80	2,500	2.82	2,500	$0.80
$0.85	210,000	7.83	210,000	$0.85
$1.12	270,000	6.81	270,000	$1.12
$1.93	10,500	1.71	10,500	$1.93
$4.40	12,500	0.84	12,500	$4.40
$7.06	31,250	0.50	31,250	$7.06
	768,792	7.32	768,792	$1.24

Stock Warrants

The following table summarizes the outstanding common stock warrants as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,765,846	$2.26	2,772,096	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(161,458)	(1.19)	(6,250)	(1.12)
Outstanding, end of period	2,604,388	$2.32	2,765,846	$2.26

Warrants outstanding and exercisable by price range as of March 31, 2025 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	8.64	31,250	$0.64
$0.80	125,000	8.83	125,000	$0.80
$0.96	437,500	7.73	437,500	$0.96
$1.68	1,434,721	1.50	1,434,721	$1.68
$2.18	172,167	1.50	172,167	$2.18
$4.00	28,750	5.07	28,750	$4.00
$6.95	375,000	5.51	375,000	$6.95
	2,604,388	3.60	2,604,388	$2.32

There were no unvested warrants outstanding as of March 31, 2025.

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

Product Liability

As of March 31, 2025 and December 31, 2024, there were no claims against us for product liability.

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

Director Compensation

The annual fee to non-employee members of our Board is $48,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee is $54,600, also to be paid in cash on a quarterly basis. Non-employee Director compensation also includes the annual issuance of our Common Stock.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2025 (Unaudited)	December 31, 2024
Commissions	$240,116	$187,151
Payroll and related costs	350,973	125,773
Director fees	75,300	37,650
Sales Tax Payable	5,099	3,864
Accrued warranty (Note 14)	30,000	30,000
Other accrued expenses and current liabilities	176,596	71,237
Total	$878,084	$455,675

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

The following table presents warranty reserve activities at:

	March 31, 2025 (Unaudited)	December 31, 2024
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	1,653	9,707
Settlement of warranty claims	(1,653)	(9,707)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. INCOME TAXES

For the three months ended March 31, 2025 and 2024, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of March 31, 2025 and December 31, 2024, we recorded a valuation allowance of $8,749,000 and $8,678,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a full of 100% valuation allowance is required against U.S. deferred tax assets.

NOTE 16. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, or whose sales for the fiscal quarter represented 10% or more of the Company’s revenue.

One customer accounted for 10% of net revenue for the three months ended March 31, 2025. Two customers accounted for 37% of net revenue for the three months ended March 31, 2024.

As of March 31, 2025, two customers accounted for 25% of our gross accounts receivable.  As of December 31, 2024, two customers accounted for 25% of our gross accounts receivable.

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

NOTE 18. EMPLOYEE RETENTION CREDITS

During the three months ended March 31, 2025, the Company recorded refunds as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

For the three months ended March 31, 2025, we recorded $534,912 in employee retention credits and $81,887 related interest within other income and interest income, respectively, in our consolidated statement of operations. This consists of refund claims filed on amended Forms 941-X for the second, third and fourth quarters of 2020, and the first two quarters of 2021. As of March 31, 2025, we accrued for $394,581 and $60,429 in employee retention credits and related interest, respectively, which were received in April 2025. The total of $455,010 was recorded as Other Receivables on our condensed consolidated balance sheet (See Note 19).

NOTE 19. SUBSEQUENT EVENTS

In April 2025, pursuant to the SPA, we sold and issued convertible promissory notes to purchase an aggregate of 80,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $100,000. (See Note 9 related to our convertible debt).

During April 2025, we received an additional $394,581 in employee retention credits (See Note 18), representing an aggregate of $534,912 year-to-date.

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements are not guaranteeing future performance and the TOMI Environmental Solutions, Inc. (the “Company,” “TOMI,” “we,” and “our”) actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2025, as amended (the “Annual Report”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Quarterly Highlights

Business Update

The first quarter 2025 delivered improved financial results as we grew quarter-over-quarter revenue by 42% and continue to see positive trends in the market with demand for our product lines and recurring solution sales.  The increase in revenue, consistent gross profit and lower operating expenses all contributed to improved financial results for the first quarter of 2025, when compared to the same prior year period.

Revenue for the three months ended March 31, 2025 and 2024 was $1,577,000 and $1,114,000 respectively, an increase of $463,000 or 42% when compared to the first quarter of the prior year.   The higher revenue was attributable to increased demand for our SteraMist BIT solution, mobile, handheld point and spray product lines, the SteraMist Integrated System (SIS) product offering, scope adjustments to align with client needs and project dynamics on currently installed Custom Engineered Systems (CES’s) among deliverables to new projects, and diversified iHP service sales.

Our first quarter 2025 product-based revenue grew by 35% when compared to the same period primarily due to improved recurring SteraMist BIT solution sales as well as increased demand for our mobile and CES equipment.

Service-based revenue for the three months ended March 31, 2025 and 2024, was $577,000 and $371,000 respectively, representing an increase of $206,000 or 56%.   The increase in service revenue was due to increased demand for iHP services as well as expanded services offered by the company.

Domestic revenue for the first quarter of 2025 was $1,192,000, which represents 80% growth when compared to the same prior year period.  The increase in domestic revenue increased due to higher demand for our solution, mobile equipment, CES and iHP service sales.

Our gross profit as a percentage of sales for the three months ended March 31, 2025 and 2024, was 60.4% and 60.2%, respectively.  The improved gross profit margins were attributable to our product mix in sales and the increased demand for our BIT solution and mobile equipment.

During the first quarter of 2025, our operating expenses declined by $191,000, or 10%, compared to the first quarter of 2024.  The decline was primarily due to lower selling and general and administrative expenses, which declined 15% and 11%, respectively, when compared to the same prior year period.

Our total recognized revenue and backlog for the three months ended March 31, 2025 amounted to $2,802,000, consisting of approximately $1,577,000 in recognized revenue and a sales backlog of approximately $1,225,000 at the end of March 2025.

Many industries within our four key divisions prioritize ease of use and automation, seeking repeatable, validated, and thoroughly tested disinfection and decontamination solutions. TOMI dedicated significant resources to developing a variety of options tailored to meet diverse budgetary requirements in response to this market demand. Among our offerings, the Custom Engineered System (CES) remains a favored choice, bolstered by a strong pipeline. For customers with budget friendly alternatives, our Hybrid solutions and the newly introduced SteraMist Integrated System (SIS) have become preferred alternatives.

It is important to clarify that the revenue recognition and timing of completion do not directly correlate with the progress of our projects. In 2024, we actively worked on and supported (7) different custom projects, many of which have been previously reported on. We are currently designing and manufacturing two (2) additional CES projects for approximately $910,000 in sales. Additionally, we are pleased to announce that we have secured contracts for three (3) more SIS offerings this year, totaling approximately $575,000 in sales. As these customers complete their internal evaluations and activate these iHP automated systems, we expect a boost in our BIT Solution sales, further enhancing our strategic initiatives and business strategies..

With the successful completion of each project, our iHP technology is rapidly gaining popularity as the preferred decontamination solution for pharmaceutical and biotech companies. Further, as we continue to install our technology to these projects, the product line evolves into a comprehensive turnkey solution.

In March 2025, we announced a significant contract to install a SteraMist iHP Custom Engineered System (CES) at a leading university in Rhode Island, valued at approximately $450,000. This new client was secured through our distributor, ARES Distribution, and underscores TOMI’s competitive advantage, having successfully outperformed key hydrogen peroxide competitors.

We also announced in March the deployment of its SteraMist iHP technology at the NASA Johnson Space Center, marking the Company’s expansion into the aerospace sector. The deployment marked a significant advancement for SteraMist iHP technology, showcasing its potential for broader applications within the aerospace sector and beyond. This strategic partnership aligns with the Company’s ongoing SteraMistX campaign, which focuses on aerospace, military, and exploration fields utilizing iHP decontamination to elevate biosecurity biosafety standards.

In March 2025, we announced an OEM partnership with Pharma Biotech System Components LLC/Pharma Biotech System Components Ltd (PBSC), a premier manufacturer specializing in high containment, material decontamination, and cleanroom solutions. This collaboration enhances TOMI's SteraMist Integrated System (SIS) product launched in the second half of last year. Through this OEM agreement, TOMI will now offer pass-through hatches and chambers integrated with iHP, specifically designed for optimized decontamination cycles.

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

Overview

We are a global leader in bacteria decontamination and infectious disease control, offering environmentally friendly solutions for indoor air and surface disinfection and decontamination. Our flagship product, SteraMist, uses our patented and registered Binary Ionization Technology (“BIT”) to deliver a low-percentage (7.8%) hydrogen peroxide-based fog or mist to affect all indoor environments and surface areas.

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

To do this more widely, we launched the SteraMist Pro Certified (SPC) program, which signifies a significant step towards industry excellence. Our aim is to establish a standard that reflects a commitment to continuous improvement, adherence to evolving disinfection and biohazard response norms, and dedication to setting benchmarks in the field.

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

Business Highlights and Recent Events

Revenues

Total revenue for the three months ended March 31, 2025, and 2024, was $1,577,000 and $1,114,000, respectively, representing an increase of $463,000, or 42% compared to the same prior year period. The increase in revenue was attributable to the timing and fulfillment of customer orders.  This growth was driven by higher solution, mobile equipment, CES and iHP service sales.

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

2025 Events:

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

On March 21, 2025, we announced the expansion into Aquaculture with new partner, Algafeed.

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

Financial Operations Overview

Our financial position as of March 31, 2025 and December 31, 2024, respectively, was as follows:

	March 31, 2025 (Unaudited)	December 31, 2024
Total shareholders’ equity	$3,843,000	$4,099,000
Cash and cash equivalents	$674,000	$665,000
Deferred Revenue	$234,000	$212,000
Accounts Receivable, net	$1,930,000	$1,881,000
Other Receivables	$455,000	$-
Inventories, net	$3,406,000	$3,578,000
Prepaid Expenses	$281,000	$333,000
Vendor Deposits	$33,000	$36,000
Current liabilities – Excluding Deferred Revenue	$2,734,000	$2,509,000
Long-term liabilities – Convertible Notes, net	$2,623,000	$2,361,000
Long-term liabilities – Other	$479,000	$513,000
Working Capital	$3,767,000	$3,772,000

During the three months ended March 31, 2025, our debt and liquidity positions were affected by the following:

•	Net cash used in operations of approximately $276,000.
•	Net cash provided from financing activities $285,000

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024:

	For The Three Months Ended March 31,		Change
	2025	2024	$
Revenue, Net	$1,577,000	$1,114,000	$463,000
Gross Profit	952,000	671,000	281,000
Total Operating Expenses	1,706,000	1,897,000	(191,000)
(Loss) from Operations	(754,000)	(1,226,000)	472,000
Total Other Income (Expense)	499,000	(84,000)	583,000
Provision for (benefit from) Income Taxes	-	-	-
Net (Loss)	$(255,000)	$(1,310,000)	1,055,000
Basic Net (Loss) per share	$(0.01)	$(0.07)	$0.06
Diluted Net (Loss) per share	$(0.01)	$(0.07)	$0.06

Revenue

Total revenue for the three months ended March 31, 2025 and 2024, was $1,577,000 and $1,114,000, respectively, representing an increase of $463,000 or 42% compared to the same prior year period.  The increase in sales was due to higher demand for our solution, mobile equipment, CES and iHP service sales.

As customers mature through the product and adoption cycle and our sales pipeline converts to revenue, we expect to generate more predictable sales quarter over quarter.

Product and Service Revenue

	For The Three Months Ended March 31,		Change
	2025	2024	$
SteraMist Product	$1,000,000	$743,000	$257,000
Service and Training	577,000	371,000	206,000
Total	$1,577,000	$1,114,000	$463,000

SteraMist Product-based revenues for the three months ended March 31, 2025 and 2024, were $1,000,000 and $743,000, representing an increase of $257,000 or 35% when compared to the same prior year period. The higher revenue was attributable to increased demand for our SteraMist BIT solution, mobile units and CES.

Our service-based revenue for the three months ended March 31, 2025 and 2024, was $577,000 and $371,000, respectively, representing an increase of $206,000 or 56%. The increase in service revenue was due to increased demand for iHP services as well as expanded services offered by the company.

Revenue by Geographic Region

	For The Three Months Ended March 31,		Change
	2025	2024	$
United States	$1,192,000	$662,000	$530,000
International	385,000	452,000	(67,000)
Total	$1,577,000	$1,114,000	$463,000

Our domestic revenue for the three months ended March 31, 2025 and 2024 was $1,192,000 and $662,000, respectively, an increase of $530,000 or 80%, when compared to the same prior year period.   Our domestic revenue increased due to higher demand for our solution, mobile equipment, CES and iHP service sales.

Internationally, our revenue for the three months ended March 31, 2025 and 2024, was approximately $385,000 and $452,000, respectively, representing a decrease of $67,000 or 15% when compared to the same prior year period.  The decline in revenue was due to the timing of orders placed by international customers.

Cost of Sales

	For The Three Months Ended March 31,		Change
	2025	2024	$
Cost of Sales	$625,000	$443,000	$182,000

Cost of sales was $625,000 and $443,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $182,000 or 41%, compared to the prior year. The increase in cost of sales was primarily due to higher sales. Our gross profit as a percentage of sales for the three months ended March 31, 2025 was 60.4% compared to 60.2% in the same prior period, respectively. The higher gross profit is attributable to the product mix in sales and growth in our SteraMist BIT Solution revenues in the current period.

Professional Fees

	For The Three Months Ended March 31,		Change
	2025	2024	$
Professional Fees	$219,000	$198,000	$21,000

Professional fees are comprised mainly of legal, accounting, and financial consulting fees.

Professional fees were $219,000 and $198,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of approximately $21,000 or 11%, in the current year period. The increase in professional fees was primarily due to accrued filing fees associated with our employee retention tax refunds incurred in the current year period.

Depreciation and Amortization

	For The Three Months Ended March 31,		Change
	2025	2024	$
Depreciation and Amortization	$69,000	$78,000	$(9,000)

Depreciation and amortization were approximately $69,000 and $78,000 for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $9,000 or 12%.

The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year period when compared to the same prior year periods.

Selling Expenses

	For The Three Months Ended March 31,		Change
	2025	2024	$
Selling Expenses	$246,000	$289,000	$(43,000)

Selling expenses for the three months ended March 31, 2025 were approximately $246,000, as compared to $289,000 for the quarter ended March 31, 2024, representing a decrease of approximately $43,000 or 15%. The decline in selling expenses is due to lower advertising costs incurred in the current year period.

Research and Development

	For The Three Months Ended March 31,		Change
	2025	2024	$
Research and Development	$45,000	$68,000	$(23,000)

Research and development expenses for the three months ended March 31, 2025 were approximately $45,000, as compared to $68,000 for the quarter ended March 31, 2024, representing a decrease of approximately $23,000 or 34%. The decline in research and development expenses is due to the timing projects that occurred in the prior period which did not recur in the same current year period.

Consulting Fees

	For The Three Months Ended March 31,		Change
	2025	2024	$
Consulting Fees	$103,000	$114,000	$(11,000)

Consulting fees were $103,000 and $114,000 for the three months ended March 31, 2025 and 2024, respectively.  The decrease in consulting fees is due to termination of select external consulting agreements, with remaining consultants agreeing to reduce their consultant fees, as part of our cost-reduction measures implemented June 2024.

General and Administrative Expense

	For The Three Months Ended March 31,		Change
	2025	2024	$
General and Administrative	$1,025,000	$1,151,000	$(126,000)

General and administrative expenses include salaries and payroll taxes, rent, insurance expense, utilities, office expense, product registration costs, equity compensation and credit loss expense.

General and administrative expenses were $1,025,000 and $1,151,000 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $126,000 or 11% in the current period.  The decrease is attributable to the reduction in executive salaries and reduced overhead related to the closing of a satellite office space.

Other Income and Expense

	For The Three Months Ended March 31,		Change
	2025	2024	$
Other Income	$535,000	$-	$535,000
Interest Income	83,000	10,000	73,000
Interest Expense	(119,000)	(94,000)	(25,000)
Other Income (Expense)	$499,000	$(84,000)	$583,000

Other income was approximately $535,000 and $0 for the three months ended March 31, 2025 and 2024.  Other income consisted of employee retention tax credits received and accrued for in the current year period.

Interest income was approximately $83,000 and $10,000 for the three months ended March 31, 2025 and 2024.  The increase was due to interest income in connection with the employee retention tax credits received and accrued for in the current year period.

Interest expense was $119,000 and $94,000 for the three months ended March 31, 2025 and 2024, respectively. The increase in interest expense was due to issuance of additional convertible notes in the current year period.

Provision for Income Taxes

	For The Three Months Ended March 31,		Change
	2025	2024	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-

Provision for income tax was $0 for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of approximately $674,000 and working capital of $3,767,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financings. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the three months ended March 31, 2025 and 2024, we incurred losses from operations of ($754,000) and ($1,226,000), respectively. Cash used in operations for the three months ended March 31, 2025 and 2024 was ($276,000) and ($1,178,000), respectively.

A breakdown of our statement of cash flows for the three months ended March 31, 2025 and 2024 is provided below:

	For The Three Months Ended March 31,
	2025	2024
Net Cash (Used) in Operating Activities	(276,000)	(1,178,000)
Net Cash (Used) in Investing Activities	-	(95,000)
Cash Flow Provided By Financing Activities:	285,000	28,000

Operating Activities

Cash used in operations for the three months ended March 31, 2025 and 2024 was $276,000 and $1,178,000, respectively. The decrease was attributable to a lower current year loss.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0 and $95,000, respectively. The decrease was attributable due to the timing of property and equipment purchased in the prior year period.

Financing Activities

Cash provided by financing activities for three months ended March 31, 2025 and 2024 was $285,000 and $28,000, respectively. The increase is attributable to the proceeds from the issuance of convertible notes in the current year period.

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

During 2024 through 2025, we experienced increased demand for our CES where we collect deposits upon the execution of the contract. The deposits we receive fund the production for the CES and improve our overall liquidity through the duration of the project. We believe our sales for our CES will continue to grow and improve our financial results from a liquidity perspective as well as improve our operating margins due to the higher recurring solution sales we see for our CES system.

For the three months ended March 31, 2025 and 2024, our net loss was approximately $256,000 and $1,310,000, respectively, and the cash used in operations was approximately $276,000 and $1,178,000, respectively. As of March 31, 2025, we had approximately $674,000 of cash and cash equivalents and an accumulated deficit of $54.6 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements in this Form 10-Q are issued. While we cannot predict our liquidity position beyond the next twelve months, we are expecting our business opportunities and customer base to continue to expand and grow, which may provide us with additional liquidity to fund our operations. We continue to consider and pursue various financing transactions such as equity and debt offerings, and we expect to raise additional capital through the sale of convertible debt securities as described in more detail below. However, there can be no assurance that we will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

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

In March and April of 2025, we entered into securities purchase agreements (the “ 2025 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which the Company sold an aggregate of $385,000 of convertible promissory notes to Investors (the “Note”) in private placement transactions. The 2025 SPA allows us to offer and sell in multiple closings up to an aggregate principal amount of $3,000,000 of Notes. The Notes are due on the fifth anniversary of their issuance and bear interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible at any time into shares of the Company’s common stock, at the option of the holder at a conversion price of $1.25 per share, as adjusted, which shall not exceed $1.55 per share. In addition, the Company can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on the Nasdaq Capital Market for any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness of the Company subject to certain exceptions. The offer and sale of the Notes pursuant to the 2025 SPA is not registered under the Securities Act of 1933, as amended (the “Securities Act”), as it is exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder. We also entered into registration rights agreements with the Investors pursuant to which we agreed to register the resales of shares of common stock issuable upon conversion of the Notes.

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

Title and risk of loss generally pass to our customers upon shipment. Our customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to resale of our products by dealers and distributors. Shipping and handling costs charged to customers are included in Product Revenues. The associated expenses are treated as fulfillment costs and are included in Cost of Revenues. Revenues are reported net of sales taxes collected from customers.

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

Contract Balances

As of March 31, 2025, and December 31, 2024 we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $233,727 and $211,724, respectively.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based  evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326. We are required to estimate and report expected credit losses over the entire life of a financial asset, considering historical data, current conditions, and future forecasts, even if the risk of loss is remote.

We have implemented a policy of reserving for credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be at risk.

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

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2025 and 2024.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below, and such material weakness has not been remediated as of March 31, 2025.  Our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of March 31, 2025, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

•

There are limited resources within the finance and accounting departments with sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties; and

•	Policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions were either not designed and in place or not operating effectively; and

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

Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above, and such remediation plans include the following:

•	We plan to expand the resources within the finance and accounting departments with personnel who possess sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties;

•	We will design and implement additional policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions to improve the effectiveness of our internal controls and to ensure the timely reporting with the SEC in accordance with GAAP.

•	We will continue to recruit and train personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continues to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During  the three months ended March 31, 2025 and except as disclosed above regarding the material weaknesses and related remediation plans, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2024, as filed with the SEC on April 14, 2025, as amended.   There have been no material changes to the risk factors we previously disclosed in our filings with the SEC, including the Annual Report. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 8, 2025	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ NICK JENNINGS
Nick Jennings
Interim Chief Financial Officer
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

