Form 10-Q
period 2025-06-30
TOMI Environmental Solutions, Inc.
filed 2025-08-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 12, 2025, the registrant had 20,075,205 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2025	December 31,
Current Assets:	(Unaudited)	2024
Cash and Cash Equivalents	$569,450	$664,879
Accounts Receivable - net	1,054,071	1,881,138
Inventories - net (Note 3)	3,267,460	3,578,202
Vendor Deposits (Note 4)	257,509	35,895
Prepaid Expenses	254,261	332,999
Total Current Assets	5,402,751	6,493,113

Property and Equipment – net (Note 5)	749,148	875,449

Other Assets:
Intangible Assets – net (Note 6)	1,301,021	1,250,574
Operating Lease - Right of Use Asset (Note – 7)	361,790	399,254
Other Assets	661,240	675,348
Total Other Assets	2,324,051	2,325,176
Total Assets	$8,475,950	$9,693,738
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,001,121	$1,924,379
Accrued Expenses and Other Current Liabilities (Notes 13 and 14)	736,480	455,675
Deferred Revenue	719,235	211,724
Current Portion of Long-Term Operating Lease (Note 7)	136,227	129,132
Total Current Liabilities	2,593,063	2,720,910

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	444,327	513,395
Convertible Notes Payable, net discount of $253,270 and $239,506 at June 30, 2025 and December 31, 2024, respectively (Note 9)	2,781,730	2,360,494
Total Long-Term Liabilities	3,226,057	2,873,889
Total Liabilities	5,819,120	5,594,799

Commitments and Contingencies (Notes 7, 9 and 11)

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at June 30, 2025, and December 31, 2024, respectively	-	-
Common stock: par value $0.01 per share, 250,000,000 shares authorized; 20,075,205 and 20,015,205 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	200,752	200,152
Additional Paid-In Capital	58,251,540	58,201,140
Accumulated Deficit	(55,796,100)	(54,302,991)
Total Shareholders’ Equity	2,656,830	4,098,939
Total Liabilities and Shareholders’ Equity	$8,475,950	$9,693,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Sales, net	$1,031,115	$3,013,392	$2,607,673	$4,127,479
Cost of Sales	353,991	1,158,876	978,804	1,602,295
Gross Profit	677,124	1,854,516	1,628,869	2,525,184

Operating Expenses:
Professional Fees	183,874	84,327	403,190	282,326
Depreciation and Amortization	69,238	76,554	137,780	154,475
Selling Expenses	240,462	366,265	486,868	655,334
Research and Development	84,106	61,614	128,686	129,585
Consulting Fees	63,098	23,095	165,864	136,730
General and Administrative	1,169,035	1,120,849	2,193,635	2,271,398
Total Operating Expenses	1,809,813	1,732,704	3,516,023	3,629,848
Income (loss) from Operations	$(1,132,689)	$121,812	$(1,887,154)	$(1,104,664)

Other Income (Expense):
Other Income (Note 18)	-	-	534,912	-
Interest Income	1,421	1,845	84,311	11,751
Interest Expense	(106,248)	(93,459)	(225,178)	(187,079)
Total Other Income (Expense)	(104,827)	(91,614)	394,045	(175,328)

Income (loss) before income taxes	(1,237,516)	30,198	(1,493,109)	(1,279,992)
Provision for Income Taxes (Note 15)	-	-	-	-
Net Income (loss)	$(1,237,516)	$30,198	$(1,493,109)	$(1,279,992)

Net income (loss) Per Common Share
Basic	$(0.06)	$0.00	$(0.07)	$(0.06)
Diluted	$(0.06)	$0.00	$(0.07)	$(0.06)

Basic Weighted Average Common Shares Outstanding	20,047,512	19,984,875	20,031,447	19,968,495
Diluted Weighted Average Common Shares Outstanding	20,047,512	22,133,562	20,031,447	19,968,495

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the six months ended June 30, 2025
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2025	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,302,991)	$4,098,939
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the six months ended June 30, 2025						(1,493,109)	(1,493,109)
Balance at June 30, 2025	63,750	$638	20,075,205	$200,752	$58,251,540	$(55,796,100)	$2,656,830

For the six months ended June 30, 2024
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2024	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894
Warrants and Options Exercised			31,250	313	27,187		27,500
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Equity Compensation					144,307		144,307
Net (Loss) for the six months ended June 30, 2024						(1,279,992)	(1,279,992)
Balance at June 30, 2024	63,750	$638	20,015,205	$200,153	$58,201,139	$(51,106,221)	$7,295,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the three months ended June 30, 2025
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at April 1, 2025	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,558,584)	$3,843,346
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the three months ended June 30, 2025						(1,237,516)	(1,237,516)
Balance at June 30, 2025	63,750	$638	20,075,205	$200,752	$58,251,540	$(55,796,100)	$2,656,830

For the three months ended June 30, 2024
					Additional		Total
	Series A Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at April 1, 2024	63,750	$638	19,955,205	$199,553	$58,012,432	$(51,136,419)	$7,076,204
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Equity Compensation					144,307		144,307
Net Income for the three months ended June 30, 2024						30,198	30,198
Balance at June 30, 2024	63,750	$638	20,015,205	$200,153	$58,201,139	$(51,106,221)	$7,295,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2025	2024
Cash Flow From Operating Activities:
Net (Loss)	$(1,493,109)	$(1,279,992)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) In Operating Activities:
Depreciation and Amortization	137,780	154,475
Amortization of Right of Use Asset	78,657	78,657
Amortization of Deferred Financing Costs	34,294	31,240
Equity Compensation Expense	-	144,307
Value of Equity Issued for Services	51,000	45,000
Credit Loss Expense	111,923	(223,371)
Inventory Reserve	(111,892)	-
Sales Returns Allowance	24,556	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	787,863	(1,010,563)
Inventory	408,237	345,489
Prepaid Expenses	156,131	81,103
Vendor Deposits	(221,614)	(96,850)
Other Assets	14,108	(87,715)
Increase (Decrease) in:
Accounts Payable	(884,675)	406,145
Accrued Expenses	254,705	(121,347)
Deferred Revenue	272,303	57,192
Lease Liability	(83,569)	(81,943)
Net Cash (Used) in Operating Activities	(463,302)	(1,558,173)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(64,462)	-
Purchase of Property and Equipment	(2,665)	(99,276)
Net Cash (Used) in Investing Activities	(67,127)	(99,276)
Cash Flow From Financing Activities:
Proceeds from Issuance of Convertible Notes	435,000	-
Proceeds from Exercise of Options	-	27,500
Net Cash Provided By Financing Activities:	435,000	27,500
Increase (Decrease) In Cash and Cash Equivalents	(95,429)	(1,629,949)
Cash and Cash Equivalents - Beginning	664,879	2,339,059
Cash and Cash Equivalents – Ending	$569,450	$709,110

Supplemental Cash Flow Information:
Cash Paid for Interest	$201,295	$148,500

Non-Cash Investing and Financing Activities:
Service equipment reclassified from inventory to fixed assets	$14,397	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At June 30, 2025, and December 31, 2024, there were no cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as industry sector, historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326. We are required to estimate and report expected credit losses over the entire life of a financial asset, considering historical data, current conditions, and future forecasts, even if the risk of loss is remote.

We have implemented a policy of reserving credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be at risk. Our allowance for credit losses was as follows:

	June 30, 2025 (Unaudited)	December 31, 2024
Allowance for credit losses	$2,229,977	$1,494,347
Credit loss expense	175,531	1,050,543
Adjustment for uncollectible accounts	(1,036,807)	(314,913)
Allowance for credit losses	$1,368,701	$2,229,977

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials. We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product. Our reserve for obsolete inventory was $988,108 and $1,100,000 as of June 30, 2025, and December 31, 2024, respectively.

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

Accounts Payable

As of June 30, 2025, one vendor accounted for approximately 49% of accounts payable. As of December 31, 2024, one vendor accounted for approximately 60% of accounts payable.

For the three and six months ended June 30, 2025, two vendors accounted for 50% and 49% of cost of sales, respectively. For the three and six months ended June 30, 2024, two vendors accounted for 82% and 73% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of June 30, 2025, and December 31, 2024, our warranty reserve was $30,000 and $30,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes. Net deferred tax assets have been fully reserved at June 30, 2025 and December 31, 2024.

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

Potentially dilutive securities as of June 30, 2025 consisted of 2,428,000 shares of common stock from convertible debentures, 2,604,388 shares of common stock issuable upon exercise of outstanding warrants, 768,792 shares of common stock issuable upon outstanding stock options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred stock.

Potentially dilutive securities as of June 30, 2024 consisted of 2,080,000 shares of common stock from convertible debentures, 2,765,846 shares of common stock issuable upon exercise of outstanding warrants, 805,042 shares of common stock issuable upon vesting of stock options and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.9 million and 5.7 million shares of common stock were outstanding on June 30, 2025 and 2024, respectively but were excluded from the computation of diluted net loss per share at June 30, 2025 and 2024 due to the anti-dilutive effect on net loss per share.

	For the three months ended
	June 30,
	(Unaudited)
	2025	2024
Net Income (Loss)	$(1,237,516)	$30,198
Adjustments for convertible debt - as converted:
Interest on convertible debt net of effective tax rate (28%)	-	67,290
Net income (loss) attributable to common shareholders	$(1,237,516)	$97,488
Weighted average number of shares of common stock outstanding:
Basic	20,047,512	19,984,875
Diluted	20,047,512	22,133,562
Net income (loss) attributable to common shareholders per share:
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the three months ended
	June 30,
	(Unaudited)
	2025	2024
Numerator:
Net Income (Loss)	$(1,237,516)	$30,198

Denominator:
Basic weighted-average shares	20,047,512	19,984,875
Effect of dilutive securities
Warrants	-	4,566
Convertible Debt	-	2,080,000
Options	-	371
Preferred Stock	-	63,750
Diluted Weighted Average Shares	20,047,512	22,133,562

Net income (loss) attributable to common shareholders per share:
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	For the three months ended
	June 30,
	(Unaudited)
	2025	2024
Options	-	798,000
Warrants	-	2,734,596
	-	3,532,596

Note: Warrants, options, convertible and preferred stock for the six months ended June 30, 2025 and 2024, are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenue disaggregated by revenue source.

Product and Service Revenue

	For the three months ended June 30, (Unaudited)
	2025	2024
SteraMist Product	$653,000	$2,728,000
Service and Training	378,000	285,000
Total	$1,031,000	$3,013,000

Revenue by Geographic Region

	For the three months ended June 30, (Unaudited)
	2025	2024
United States	$822,000	$2,621,000
International	209,000	392,000
Total	$1,031,000	$3,013,000

Product and Service Revenue

	For the six months ended June 30, (Unaudited)
	2025	2024
SteraMist Product	$1,653,000	$3,471,000
Service and Training	955,000	656,000
Total	$2,608,000	$4,127,000

Revenue by Geographic Region

	For the six months ended June 30, (Unaudited)
	2025	2024
United States	$2,014,000	$3,283,000
International	594,000	844,000
Total	$2,608,000	$4,127,000

Product revenue includes sales from our standard and customized equipment, solutions and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products.

Service and training revenue include sales from our high-level decontamination and service engagements, validation of our equipment and technology and customer training. Service revenue is recognized as the agreed upon services are rendered to our customers in an amount that reflects the consideration we expect to receive in exchange for those services.

Estimated allowances for sales returns are recorded as sales are recognized. We use a specific identification method based on subsequent product return activity and historical average calculations to estimate the allowance for sales returns. Our allowance for sales returns as of June 30, 2025 and December 31, 2024, was $176,924 and $227,000, respectively.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

Contract Balances

As of June 30, 2025, and December 31, 2024, we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $719,235 and $211,724, respectively.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the amended “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. During the six months ended June 30, 2025 and 2024, we issued 60,000 and 60,000 shares of Common Stock, respectively, to members of our Board out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2025 and 2024.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed in the period they are incurred. For the three and six months ended June 30, 2025, advertising and promotional expenses included in selling expenses were approximately $33,000 and $64,000, respectively. For the same periods in 2024, these expenses were approximately $65,000 and $157,000, respectively.

Research and Development Expenses

Research and development expenses are expensed in the period they are incurred. For the three and six months ended June 30, 2025, these expenses were approximately $84,000 and $129,000, respectively. For the same periods in 2024, research and development expenses were approximately $62,000 and $130,000, respectively.

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

Going Concern

For the six months ended June 30, 2025 and 2024, our net loss was approximately $1,493,000 and $1,280,000, respectively, and the cash used in operations was approximately $463,000 and $1,558,000, respectively. As of June 30, 2025, we had approximately $569,450 cash and cash equivalents and an accumulated deficit of $55.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	June 30, 2025 (Unaudited)	December 31, 2024
Finished Goods	$4,026,000	$3,800,000
Raw Materials	229,000	878,000
Inventory Reserve	(988,000)	(1,100,000)
Total	$3,267,000	$3,578,000

NOTE 4. VENDOR DEPOSITS

At June 30, 2025 and December 31, 2024, we maintained vendor deposits of $257,509 and $35,895, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2025 (Unaudited)	December 31, 2024
Furniture and fixtures	$458,652	$458,652
Equipment	2,316,200	2,301,803
Vehicles	66,170	66,170
Computer and software	318,999	316,334
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of Property and Equipment	3,958,402	3,941,340
Less: Accumulated Depreciation	3,209,254	3,065,891
Property and Equipment, net	$749,148	$875,449

For the three and six months ended June 30, 2025, depreciation was $62,022 and $123,766, respectively. For the three and six months ended June 30, 2024, depreciation was $71,677 and $144,720, respectively.

For the three and six months ended June 30, 2025 and 2024, amortization of tenant improvement allowance was $9,798 and $19,597, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. Trademarks have an indefinite life. Amortization expenses were $7,216 and $14,014 for the three and six months ended June 30, 2025, respectively. Amortization expenses were $4,878 and $9,755 for the three and six months ended June 30, 2024, respectively.

Definite life intangible assets consist of the following:

	June 30, 2025	December 31,
	(Unaudited)	2024
Intellectual Property and Patents	$3,383,532	$3,350,031
Less: Accumulated Amortization	2,944,336	2,930,321
Patents, net	$439,196	$419,710

Indefinite life intangible assets consist of the following:

Trademarks	861,825	830,864

Total Intangible Assets, net	$1,301,021	$1,250,574

Approximate future amortization is as follows (rounded to nearest thousand):

Year Ended:
July 1 - December 31, 2025	$14,000
December 31, 2026	28,000
December 31, 2027	28,000
December 31, 2028	28,000
December 31, 2029	28,000
Thereafter	313,000
Total	$439,000

NOTE 7. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commenced in December 2018 when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018, and the lease was amended in June 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. A 7% discount rate was determined using our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

	June 30, 2025	December 31,
Operating leases:	(Unaudited)	2024
Assets:
Operating lease right-of-use asset	$361,790	$399,254

Liabilities:
Current Portion of Long-Term Operating Lease	$136,227	$129,132
Long-Term Operating Lease, net of current portion	444,327	513,395
Total Right of Use Liability	$580,554	$642,527

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations.

	For the three months ended		For the six months ended
	June 30, (Unaudited)		June 30, (Unaudited)
	2025	2024	2025	2024
Operating Lease Expense	$39,329	$39,329	$78,657	$78,657

Other information related to leases where we are the lessee is as follows:

	June 30, 2025	December 31,
	(Unaudited)	2024
Weighted-average remaining lease term:
Operating leases	3.50 years	4.00 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the three months ended		For the six months ended
	June 30, (Unaudited)		June 30, (Unaudited)
	2025	2024	2025	2024
Cash Paid for amounts included in
the measurement of lease liabilities	$41,993	$41,577	$83,571	$81,944

As of June 30, 2025, the maturities of our operating lease liability are as follows:

Operating
Year Ended:	Lease
July 1 - December 31, 2025	$85,649
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,820
December 31, 2029	34,841
Total Minimum Lease Payments	661,871
Less: Interest	81,317
Imputed value of lease obligations	580,554
Less: Current portion	136,227
Long-term portion of lease obligations	$444,327

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor. The contract provides for annual payments in the amount of $30,409 and has a term of 5 years. The annual contract payments are capitalized as a prepaid expense and amortized over a twelve-month period.

We have incurred implementation costs of $66,857 in connection with the cloud computing service contract which have been capitalized in prepaid expenses and other assets as of June 30, 2025 and December 31, 2024. In accordance with ASU No. 2018-15, such implementation costs are being amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and six months ended June 30, 2025 were $3,671 and $7,436, respectively. Amortization expense for the three and six months ended June 30, 2024 were $3,766 and $7,531, respectively.

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

The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at an initial conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to these Notes is recorded on a straight-line basis for the three and six months ended June 30, 2025 and 2024 which totaled $78,000 and $156,000, respectively.

During the six months ended June 30, 2025, we entered into Securities Purchase Agreements (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $3,000,000 (the “Notes”). Pursuant to the SPA and as of June 30, 2025, we sold and issued convertible promissory notes (the “Notes”) to purchase an aggregate of 348,000 shares of common stock at the conversion price of $1.25 per share in exchange for aggregate gross proceeds of $435,000.

The Notes mature and are due on the fifth anniversary of the issuance date in 2030. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to these Notes for the three and six months ended June 30, 2025 was $10,225 and $13,075, respectively.

Amortization of deferred financing costs were $18,023 and $34,294 for the three and six months ended June 30, 2025, respectively which has been included with interest expense on the statement of operations. Amortization of deferred financing costs were $15,620 and $31,240 for the three and six months ended June 30, 2024, respectively which has been included with interest expense on the statement of operations. Additions to deferred financing costs totaled $48,058 during the six months ended June 30, 2025 and are being amortized on a straight-line basis over the life of the notes.

Convertible notes consist of the following at:

	June 30, 2025	December 31,
	(Unaudited)	2024

Convertible Notes	$3,035,000	$2,600,000
Less: Debt issuance costs	(360,456)	(312,398)
Accumulated amortization	107,186	72,892
Convertible Notes, net	$2,781,730	$2,360,494

NOTE 10. SHAREHOLDERS’ EQUITY

Our Board of Directors (the “Board”) may, without further action by our shareholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of such preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding up by us before any payment is made to the holders of our Common Stock. Furthermore, the Board could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our Common Stock.

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At June 30, 2025 and December 31, 2024, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At June 30, 2025 and December 31, 2024, there were no shares issued and outstanding. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

Common Stock

In May 2024, we issued 60,000 shares of Common Stock valued at approximately $45,000 to members of our Board pursuant to our equity plan (see Note 12).

In May 2025, we issued 60,000 shares of Common Stock valued at approximately $51,000 to members of our Board pursuant to our equity plan (see Note 12).

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

The following table summarizes stock options outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	805,042	$1.23	617,542	$1.38
Granted	-	-	225,000	0.75
Exercised	-	-	(31,250)	0.88
Expired	(36,250)	(1.04)	(6,250)	0.80
Outstanding, end of period	768,792	$1.24	805,042	$1.23

Options outstanding and exercisable by price range as of June 30, 2025 were as follows:

Outstanding Options		Average Weighted	Exercisable Options
		Remaining		Weighted
		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	2.56	7,042	$0.71
$0.75	225,000	8.88	225,000	$0.75
$0.80	2,500	2.57	2,500	$0.80
$0.85	210,000	7.58	210,000	$0.85
$1.12	270,000	6.56	270,000	$1.12
$1.93	10,500	1.46	10,500	$1.93
$4.40	12,500	0.59	12,500	$4.40
$7.06	31,250	0.25	31,250	$7.06
	768,792	7.06	768,792	$1.24

Stock Warrants

The following table summarizes the outstanding common stock warrants as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,765,846	$2.26	2,772,096	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(161,458)	(1.19)	(6,250)	(1.12)
Outstanding, end of period	2,604,388	$2.32	2,765,846	$2.26

Warrants outstanding and exercisable by price range as of June 30, 2025 were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	8.39	31,250	$0.64
$0.80	125,000	8.58	125,000	$0.80
$0.96	437,500	7.48	437,500	$0.96
$1.68	1,434,721	1.25	1,434,721	$1.68
$2.18	172,167	1.25	172,167	$2.18
$4.00	28,750	4.82	28,750	$4.00
$6.95	375,000	5.26	375,000	$6.95
	2,604,388	3.35	2,604,388	$2.32

There were no unvested warrants outstanding as of June 30, 2025.

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

Product Liability

As of June 30, 2025 and December 31, 2024, there were no claims against us for product liability.

NOTE 12. CONTRACTS AND AGREEMENTS

Employment Agreement

On May 30, 2025, the Board of Directors of the Company appointed Mr. David Vanston as the Company’s Chief Financial Officer, effective immediately. The appointment was made following the expiration of Mr. Nick Jennings’s offer letter to serve as the Interim Chief Financial Officer of the Company, as previously disclosed by the Company.

In connection with his appointment, the Company entered into an offer letter with Mr. Vanston providing for an annual base salary of $230,000 and eligibility to receive an annual discretionary bonus of up to 40% of his base salary. Mr. Vanston is also entitled to receive an initial grant of 100,000 restricted stock units and an additional grant of 100,000 restricted stock units following one year of employment, each subject to a three-year vesting schedule.

Director Compensation

The annual fee to non-employee members of our Board is $48,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee is $54,600, also to be paid in cash on a quarterly basis. Non-employee Director compensation also includes the annual issuance of our Common Stock.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2025 (Unaudited)	December 31, 2024
Commissions	$194,629	$187,151
Payroll and related costs	404,556	125,773
Director fees	37,650	37,650
Sales Tax Payable	2,530	3,864
Accrued warranty (Note 14)	30,000	30,000
Other accrued expenses and current liabilities	67,115	71,237
Total	$736,480	$455,675

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

The following table presents warranty reserve activities at:

	June 30, 2025 (Unaudited)	December 31, 2024
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	13,660	9,707
Settlement of warranty claims	(13,660)	(9,707)
Ending accrued warranty costs	$30,000	$30,000

NOTE 15. INCOME TAXES

For the three and six months ended June 30, 2025 and 2024, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of June 30, 2025 and December 31, 2024, we recorded a valuation allowance of $9,097,000 and $8,678,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a 100% valuation allowance is required against U.S. deferred tax assets.

NOTE 16. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, or whose sales for the three and six months represented 10% or more of the Company’s revenue.

One customer accounted for 10% of net revenue for the three months ended June 30, 2025. Two customers accounted for 54% of net revenue for the three months ended June 30, 2024.

There were no customers who accounted for 10% or more of net revenue for the six months ended June 30, 2025. Two customers accounted for 41% of net revenue for the six months ended June 30, 2024.

As of June 30, 2025, one customer accounted for 21% of our gross accounts receivable. As of December 31, 2024, two customers accounted for 25% of our gross accounts receivable.

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

NOTE 18. EMPLOYEE RETENTION CREDITS

During the six months ended June 30, 2025, the Company recorded refunds as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

For the six months ended June 30, 2025, we recorded $534,912 in employee retention credits and $81,887 related interest within other income and interest income, respectively, in our consolidated statement of operations. This consists of refund claims filed on amended Forms 941-X for the second, third and fourth quarters of 2020, and the first two quarters of 2021. As of March 31, 2025, we accrued for $394,581 and $60,429 in employee retention credits and related interest, respectively, which were received in April 2025.

NOTE 19. SUBSEQUENT EVENTS

On July 1, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) confirming that we regained compliance with NASDAQ’s minimum bid price continuing listing requirement as set forth in Listing Rule 5550(a)(2) and that the matter was now closed.

In July 2025, pursuant to the SPA, we sold and issued a convertible promissory note to purchase 80,000 shares of common stock at an exercise price of $1.25 per share in exchange for gross proceeds of $100,000 (See Note 9 related to our convertible debt).

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

Quarterly Highlights

Business and Financial Update

Our total recognized and deferred revenue for the three months ended June 30, 2025 amounted to $1,750,350, consisting of approximately $1,031,000 in recognized revenue in the quarter and deferred revenue of approximately $719,235 at the end of June 2025.

Recognized revenue for the three months ended June 30, 2025, was $1,031,000, down 66% from $3,013,000 in the three months ended June 30, 2024. This was primarily driven by customers deferring capital expenditure projects due to the uncertain economic environment with the impact of announced and implemented tariffs on their supply chain and long term planning. This was not a factor in the second quarter of 2024, which had higher sales in mobile equipment of approximately $1.0 million and our Custom Engineered Systems or CES of approximately $0.5 million.

Service-based revenue for the three months ended June 30, 2025 and 2024, was $378,000 and $285,000 respectively, representing an increase of $93,000 or 33%. Service-based revenue for the six months ended June 30, 2025 and 2024, was $955,000 and $656,000 respectively, representing an increase of $299,000 or 46%. The increase in service revenue was due to increased demand from current and new life sciences customers, expansion of services in additional industries being served by our products, and more stringent regulated procedures, resulting in quotes up 35% year over year, leading to expectations of continuing higher growth in the second half of the year.

As of June 30, 2025, our sales order backlog totaled approximately $1.4 million. As of August 7, 2025, the combined total of recognized revenue, deferred revenue, and sales order backlog was approximately $4.6 million, with active projects on schedule for delivery in 2025. In addition, we are negotiating approximately $2 million in new custom and integrated contracts, with bids expected to close prior to year-end.

Our iHP Corporate Service division, primarily utilized by our Life Science pharma customers, is a seasonal business dependent on customer shutdowns. This year, we are experiencing higher levels of demand for our Service Revenue. Our pipeline and the number of quotes for Service have increased approximately 35% year on year in both the Life Science division and now additionally in the Food Safety divisions have kicked in with increased demands, which will continue to underpin our future revenue growth.

Our gross profit as a percentage of sales for the three months ended June 30, 2025 and 2024, was 66% and 62%, respectively.  The improved gross profit margins were attributable to our product mix in sales including higher sales of solution and service offerings in the three months ended June 30, 2025 compared to the same period last year.

During the second quarter of 2025, our operating expenses increased by $77,000, or 4%, compared to the second quarter of 2024. The increase was primarily due to higher professional fees offset by reduced selling expenses when compared to the same prior year period.

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

We also announced in March the deployment of our SteraMist iHP technology at the NASA Johnson Space Center, marking the Company’s expansion into the aerospace sector. The deployment marked a significant advancement for SteraMist iHP technology, showcasing its potential for broader applications within the aerospace sector and beyond. This strategic partnership aligns with the Company’s ongoing SteraMistX campaign, which focuses on aerospace, military, and exploration fields utilizing iHP decontamination to elevate biosecurity biosafety standards. We are currently collaborating with the space center on a potential publication for a case study.

In March 2025, we announced an OEM partnership with Pharma Biotech System Components LLC/Pharma Biotech System Components Ltd (PBSC), a premier manufacturer specializing in high containment, material decontamination, and cleanroom solutions. This collaboration enhances TOMI’s SteraMist Integrated System (SIS) product launched in the second half of last year. Through this OEM agreement, TOMI will now offer pass-through hatches and chambers integrated with iHP, specifically designed for optimized decontamination cycles. Our first chamber collaboration is set to be delivered in the fourth quarter of 2025.

We are also witnessing an increase in opportunities from our distributors. Ares Distribution on the East Coast of the United States, Avantor Sciences in the U.S., and agriculture sectors are acquiring new clients that could significantly impact the industry. Additionally, our long-term, well-established international partners in Germany, the Netherlands, and Italy have strong pipelines in place pending our final EU and UK registration approvals.

In evaluating sales related performance, management analyzes our revenue recognized for GAAP purposes which is presented in our quarterly and annual statement of operations as well as our sales orders we receive from customers during those same accounting periods. We define a “sales order” as a document we generate for our internal use in processing a customer order. Our sales orders essentially translate the format of the customer purchase orders we receive from our customers into the format used by us. We also evaluate our “customer sales backlog” which is defined as pending sales orders where revenue has not yet been recognized. Management believes analyzing the sales order and backlog metrics are useful in measuring our overall sales and business development performance as it gauges the overall volume of sales and business development activities. We also disclosed expected amount of potential sales under contract in current negotiation with customers, and such amount may be subject to risks and uncertainties as negotiation may not result in any order or enforceable contract.

Business Highlights and Recent Events

We believe that we possess the best technologies in the world in the disinfection and decontamination space. The COVID-19 pandemic along with the needs of the pharmaceutical and vivarium space has provided us with the opportunity and experience to implement a clear strategy to develop and manufacture additional products to add to our portfolio. In addition, we continue to move our BIT technology as a standard in disinfection and decontamination globally. This should lead to increased market share, profitability, and capability strength, as is now evidenced by increasing demand for our services from the Food industries

Our products are an environmentally friendly solution, and our processes address the concern of sustainability. Customers are requesting and discussing the positive results of our product and the environmentally friendly results compared to the caustic and environmentally  damaging results of many other disinfectants.

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

Many industries within our four key divisions (Life Sciences. Hospital Healthcare, Food Safety and Commercial), prioritize ease of use and automation, seeking repeatable, validated, and thoroughly tested disinfection and decontamination solutions. TOMI dedicated significant resources to developing a variety of options tailored to meet diverse budgetary requirements in response to this market demand. Among our offerings, the Custom Engineered System (CES) remains a favored choice, bolstered by a strong pipeline. For customers with budget-friendly alternatives, our Hybrid solutions and the newly introduced SteraMist Integrated System (SIS) have become preferred alternatives.  As of the date of this report, our open opportunities for these three product offerings total approximately $15 million, of which $7 million are designated as high-priority. High-priority opportunities are those with which we are actively engaged through ongoing discussions on specifications, submitted formal proposals, or pursuits via established contractor relationships.

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

On March 25, 2025, we announced an OEM partnership with PBSC, a premier manufacturer specializing in high containment, material decontamination, and cleanroom solutions.

On June 12, 2025, we announced that SteraMist was honored with the prestigious 2025 “Disinfection and Decontamination Products Company of the Year” award.

On June 16, 2025, we announced the advancement of our new product line, the SteraMist Integration System with the Standalone or SIS-SA making its debut as the first system installed with a leading CDMO.

On June 23, 2025, we announced the demonstration of SteraMist efficacy in combating honeybee colony collapse.

Intellectual Property

Our portfolio includes more than 25 Utility or Design Patents worldwide which expire at various dates through the year 2038 for both method and system claims on SteraMist® BIT™, as well as design of devices. We continue to pursue further claims to additional capabilities in on-going United States and worldwide patent applications. We have obtained five related United States utility patents, giving us protection of our technology until the year 2038. We have most recently obtained patent protection for our backpack decontamination units and mobile carts in the United States. We recently filed for further patent protection in the United States for our applicator technology. We have also recently obtained protection for our decontamination technology methods in Singapore, and we will be extending our scope of protection from Singapore into Cambodia and Laos in the near future. We have also recently obtained further protections for our technology using an ionized hydrogen peroxide mist in Korea. We have obtained utility patents for our technologies in diverse countries such as Brazil, Japan, Korea, Israel, Australia, Taiwan, Canada, Mexico, Singapore, New Zealand, Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Portugal, Slovenia, Sweden and in the UK, and continue to pursue protections all over the world, including China and Europe.

We have submitted utility patent applications in multiple jurisdictions and countries, including Europe, China, Brazil, Korea and Australia for further additional applications of SteraMist BIT, and a related application has already been determined novel and inventive in Taiwan, Korea, Japan, Israel, New Zealand, Australia, Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Portugal, Slovenia, Sweden and in the UK and Singapore. We have recently filed new patent pending applications on novel uses and enhancements of our technology in the United States, including enhanced mechanisms for our applications, as well as new forms of deployment for our technology. We have been awarded a design patent on our surface-mounted applicator device in the United States, China, Japan, Taiwan, and Korea. We have filed and have been granted or have pending acceptance on 32 separate design patents for our: Decontamination Chamber(s), Decontamination Applicator, Decontamination Cart, Applicator, and Surface Mounted Applicator 90-Degree Device. These patents are published around the world, including but not limited to the United States, China, Hong Kong, Europe, United Kingdom, Singapore, Taiwan, Vietnam, Canada, South Korea, and Japan. We are also pursuing IP protection for further applications of our SteraMist BIT in diverse fields in multiple jurisdictions, such as food decontamination in the US and, in installed systems for the application of iHP for the protection of buildings post outbreak or after a biological attack in the US, China, Europe and Japan. With worldwide attention on the etiology of SARs CoV2 coming from a lab leak, attention on the prevention and control of a leak or mishap should be on the mind of all the biological labs managers around the world. The fact that iHP and our BIT platform can be incorporated in new or existing buildings to create an “immune building” should assist in further lab applications of SteraMist in the biosecurity industry in the future. Our current patents with claims to systems already serve to provide protection for our technology in this area and our on-going pending applications will further enhance the scope of our intellectual property. Initial positive search reports for our filed improvement applicator designs in cell biology may be followed by national stage applications in many countries, such as Australia, Korea, Europe and China.

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

Financial Operations Overview

Our financial position as of June 30, 2025 and December 31, 2024, respectively, was as follows:

	June 30, 2025	December 31,
	(Unaudited)	2024
Total shareholders’ equity	$2,657,000	$4,099,000
Cash and Cash Equivalents	$569,000	$665,000
Deferred Revenue	$719,000	$212,000
Accounts Receivable, net	$1,054,000	$1,881,000
Inventories, net	$3,267,000	$3,578,000
Prepaid Expenses	$254,000	$333,000
Vendor Deposits	$258,000	$36,000
Current Liabilities - Excluding Deferred Revenue	$1,874,000	$2,509,000
Long-term Liabilities - Convertible Notes, net	$2,782,000	$2,361,000
Long-term Liabilities - Other	$444,000	$513,000
Working Capital	$2,810,000	$3,772,000

During the six months ended June 30, 2025, our debt and liquidity positions were affected by the following:

-	Net cash used in operations of approximately $463,000.
-	Net cash used in investing activities of approximately $67,000.
-	Net cash provided from financing activities of approximately $435,000.

Results of Operations for the Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024:

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Revenue, Net	$1,031,000	$3,013,000	$(1,982,000)	$2,608,000	$4,127,000	$(1,519,000)
Gross Profit	677,000	1,855,000	(1,178,000)	1,629,000	2,525,000	(896,000)
Total Operating Expenses	1,810,000	1,733,000	77,000	3,516,000	3,630,000	(114,000)
Income (Loss) from Operations	(1,133,000)	122,000	(1,255,000)	(1,887,000)	(1,105,000)	(782,000)
Total Other Income (Expense)	(105,000)	(92,000)	(13,000)	394,000	(175,000)	569,000
Provision for (benefit from) Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$(1,238,000)	$30,000	(1,268,000)	$(1,493,000)	$(1,280,000)	$(213,000)
Basic Net Income (Loss) per share	$(0.06)	$0.00	$(0.06)	$(0.07)	$(0.06)	$(0.01)
Diluted Net Income (Loss) per share	$(0.06)	$0.00	$(0.06)	$(0.07)	$(0.06)	$(0.01)

Revenue

Total revenue for the three months ended June 30, 2025 and 2024, was $1,031,000 and $3,013,000, respectively, representing a decrease of $1,982,000 or 66% compared to the same prior year period. Revenues for the six months ended June 30, 2025 and 2024, were $2,608,000 and $4,127,000, representing a decrease of $1,519,000 or 37% when compared to the same prior year period.  The decrease in sales was attributable to delayed capital investment by customers due to economic uncertainty caused by announced and impending tariffs impacting their supply chain.

Product and Service Revenue

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
SteraMist Product	$653,000	$2,728,000	$(2,075,000)	$1,653,000	$3,471,000	$(1,818,000)
Service and Training	378,000	285,000	93,000	955,000	656,000	299,000
Total	$1,031,000	$3,013,000	$(1,982,000)	$2,608,000	$4,127,000	$(1,519,000)

SteraMist Product-based revenues for the three months ended June 30, 2025 and 2024, were $653,000 and $2,728,000, representing a decrease of $2,075,000 or 76% when compared to the same prior year period. For the six months ended June 30, 2025 and 2024, our product-based revenue was $1,653,000 and $3,471,000, respectively, representing a decrease of $1,818,000, or 52% compared to the same prior year period. The lower product revenue was attributable to delayed capital investment by customers, as a result of impending tariffs causing economic uncertainty in their supply chain.

Our service-based revenue for the three months ended June 30, 2025 and 2024, was $378,000 and $285,000, respectively, representing an increase of $93,000 or 33%. For the six months ended June 30, 2025 and 2024, our service-based revenue was $955,000 and $656,000, representing an increase of $299,000 or 46% when compared to the same prior period in 2024. The increase in service revenue was due to increased demand from customers.

Revenue by Geographic Region

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
United States	$822,000	$2,621,000	$(1,799,000)	$2,014,000	$3,283,000	$(1,269,000)
International	209,000	392,000	(183,000)	594,000	844,000	(250,000)
Total	$1,031,000	$3,013,000	$(1,982,000)	$2,608,000	$4,127,000	$(1,519,000)

Our domestic revenue for the three months ended June 30, 2025 and 2024 was $822,000 and $2,621,000, respectively, a decrease of $1,799,000 or 69%, when compared to the same prior year period.  For the six months ended June 30, 2025 and 2024, our domestic revenue was $2,014,000 and $3,283,000, representing a decrease of $1,269,000 or 39% when compared to the same prior period in 2024. The lower product revenue was attributable to delayed capital investment by customers, as a result of impending tariffs causing economic uncertainty.

Internationally, our revenue for the three months ended June 30, 2025 and 2024, was $209,000 and $392,000, respectively, representing a decrease of $183,000 or 47% when compared to the same prior year period. For the six months ended June 30, 2025 and 2024, our international revenue was $594,000 and $844,000, representing a decrease of $250,000 or 30% when compared to the same prior period in 2024. The lower product revenue was attributable to delayed capital investment by customers, as a result of  impending tariffs causing economic uncertainty.

Cost of Sales & Gross Profit

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Cost of Sales	$354,000	$1,159,000	$(805,000)	$979,000	$1,602,000	$(623,000)

Cost of sales was $354,000 and $1,159,000 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $805,000 or 69%, compared to the prior year. Our gross profit as a percentage of sales was 66% compared to 62% in the same prior period, respectively.

Cost of sales was $979,000 and $1,602,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $623,000, or 39%, compared to the prior year. Our gross profit as a percentage of sales was 62% compared to 61% in the same prior period, respectively.

The higher gross profit is attributable to the product mix in sales and growth in our SteraMist BIT Solution revenues in the current period.

Professional Fees

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Professional Fees	$184,000	$84,000	$100,000	$403,000	$282,000	$121,000

Professional fees were $184,000 and $84,000 for the three months ended June 30, 2025 and 2024, respectively, an increase of approximately $100,000 in the current year period. Professional fees were $403,000 and $282,000 for the six months ended June 30, 2025 and 2024, respectively, an increase of approximately $121,000 in the current year period. The increase is due to higher filing fees associated with our employee retention tax refunds, additional audit fees with regard to our annual 10K filing, and legal/recruitment fees incurred for the hiring of our new CFO.

Depreciation and Amortization

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Depreciation and Amortization	$69,000	$77,000	$(8,000)	$138,000	$154,000	$(16,000)

Depreciation and amortization were $69,000 and $77,000 for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of $8,000 or 10%.  Depreciation and amortization were $138,000 and $154,000 for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $16,000, or 10%. The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year period when compared to the same prior year periods.

Selling Expenses

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Selling Expenses	$240,000	$366,000	$(126,000)	$487,000	$655,000	$(168,000)

Selling expenses for the three months ended June 30, 2025 were $240,000, as compared to $366,000 for the quarter ended June 30, 2024, representing a decrease of approximately $126,000 or 34%. Selling expenses for the six months ended June 30, 2025 were $487,000, as compared to $655,000 for the six months ended June 30, 2024, representing a decrease of approximately $168,000 or 26%. The decline in selling expenses is due to a reduced marketing spend in the current year period.

Research and Development

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Research and Development	$84,000	$62,000	$22,000	$129,000	$130,000	$(1,000)

Research and development expenses for the three months ended June 30, 2025 were $84,000, as compared to $62,000 for the three months ended June 30, 2024, representing an increase of approximately $22,000 or 35%. The increase in research and development expenses is due to additional costs incurred to maintain the Company’s patent and trademark portfolio in the current year period.

Research and development expenses for the six months ended June 30, 2025 were $129,000, as compared to $130,000 for the six months ended June 30, 2024, representing a decrease of approximately $1,000 or 1%.

Consulting Fees

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Consulting Fees	$63,000	$23,000	$40,000	$166,000	$137,000	$29,000

Consulting fees were $63,000 and $23,000 for the three months ended June 30, 2025 and 2024, respectively, representing an increase of $40,000, in the current period. Consulting fees were $166,000 and $137,000 for the six months ended June 30, 2025 and 2024, respectively, representing an increase of $29,000, or 21%, in the current period. The increase in consulting fees is due to the hiring of additional consultants in the current year period.

General and Administrative Expense

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
General and Administrative	$1,169,000	$1,121,000	$48,000	$2,194,000	$2,271,000	$(77,000)

General and administrative expenses were $1,169,000 and $1,121,000 for the three months ended June 30, 2025 and 2024, respectively, an increase of $48,000 or 4% in the current period.  The increase was primarily attributable to an increase in credit loss expense offset by a decrease in various G&A accounts and equity compensation due to cost-cutting initiatives which were implemented during the current year.

General and administrative expenses were $2,194,000 and $2,271,000 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $77,000, or 3% in the current period. The decrease was primarily attributable to a decrease in salaries, various G&A accounts, and equity compensation offset by an increase in credit loss expense.

Other Income and Expense

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Other Income	$-	$-	$-	$535,000	$-	$535,000
Interest Income	1,000	2,000	(1,000)	84,000	12,000	72,000
Interest Expense	(106,000)	(93,000)	(13,000)	(225,000)	(187,000)	(38,000)
Other Income (Expense)	$(105,000)	$(91,000)	$(14,000)	$394,000	$(175,000)	$569,000

Other income was approximately $535,000 and $0 for the six months ended June 30, 2025, and 2024. Other income consisted of employee retention tax credits received in the current year period.

Interest income was approximately $1,000 and $2,000 for the three months ended June 30, 2025, and 2024, respectively. Interest income was approximately $84,000 and $12,000 for the six months ended June 30, 2025, and 2024. The increase for the six months was due to interest income in connection with the employee retention tax credits received in the current year period.

Interest expense was $106,000 and $93,000 for the three months ended June 30, 2025, and 2024, respectively. Interest expense was $225,000 and $187,000 for the six months ended June 30, 2025, and 2024, respectively. The increase in interest expense was due to the issuance of additional convertible notes in the current year periods.

Provision for Income Taxes

	For the three months			For the six months
	ended			ended
	June 30,		Change	June 30,		Change
	2025	2024		$2025	2024	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-	$-	$-	$-

Provision for income tax was $0 for the three and six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of approximately $569,000 and working capital of $2,810,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financing. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the six months ended June 30, 2025 and 2024, we incurred losses from operations of ($1,887,000) and ($1,105,000), respectively. Cash used in operations for the six months ended June 30, 2025 and 2024 was ($463,000) and ($1,558,000), respectively.

A breakdown of our statement of cash flows for the six months ended June 30, 2025 and 2024 is provided below:

	For the six months ended June 30,
	2025	2024
Net Cash (Used) in Operating Activities	$(463,000)	$(1,558,000)
Net Cash (Used) in Investing Activities	$(67,000)	$(99,000)
Cash Flow Provided By Financing Activities:	$435,000	$28,000

Operating Activities

Cash used in operations for the six months ended June 30, 2025 and 2024 was $463,000 and $1,558,000, respectively. The decrease was primarily attributable to management action on working capital with a focus on accounts receivable and inventory.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 and 2024 was $67,000 and $99,000, respectively. The decrease was attributable to patent and trademark costs incurred in the current year period compared to property and equipment purchased in the prior year period.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $435,000 and $28,000, respectively. The increase is attributable to the proceeds from the issuance of convertible notes in the current year period.

Liquidity

Our revenues can fluctuate due to the following factors, among others:

•	ramp up and expansion of our internal sales force and manufacturer’s representatives;
•	length of our sales cycle;
•	global and regional response to the outbreak of infectious diseases;
•	expansion into new territories and markets; and
•	timing of orders from distributors.

We continue to implement measures to improve financial results and cash flows, including optimizing our product mix, expanding recurring solution sales, and managing overhead. Management expects these actions to support our liquidity needs through 2025.

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

For the six months ended June 30, 2025 and 2024, our net loss was approximately $1,493,000 and $1,280,000, respectively, and the cash used in operations was approximately $463,000 and $1,558,000, respectively. As of June 30, 2025, we had approximately $569,000 of cash and cash equivalents and an accumulated deficit of $55.8 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements in this Form 10-Q are issued. While we cannot predict our liquidity position beyond the next twelve months, we are expecting our business opportunities and customer base to continue to expand and grow, which may provide us with additional liquidity to fund our operations. We continue to consider and pursue various financing transactions such as equity and debt offerings, and we expect to raise additional capital through the sale of convertible debt securities as described in more detail below. However, there can be no assurance that we will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

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

During the six months ended June 30, 2025, we entered into securities purchase agreements (the “2025 SPA”) (the “2025 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we sold an aggregate of $435,000 of convertible promissory notes to Investors (the “Note”) in private placement transactions. The 2025 SPA allows us to offer and sell in multiple closings up to an aggregate principal amount of $3,000,000 of Notes. The Notes are due on the fifth anniversary of their issuance and bear interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible at any time into shares of the Company’s common stock, at the option of the holder at a conversion price of $1.25 per share, as adjusted, which shall not exceed $1.55 per share. In addition, the Company can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on the Nasdaq Capital Market for any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness of the Company subject to certain exceptions. The offer and sale of the Notes pursuant to the 2025 SPA is not registered under the Securities Act of 1933, as amended (the “Securities Act”), as it is exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder. We also entered into registration rights agreements with the Investors pursuant to which we agreed to register the resales of shares of common stock issuable upon conversion of the Notes.

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

Product revenue includes sales from our standard and customized equipment, solutions and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products.

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

Contract Balances

As of June 30, 2025, and December 31, 2024 we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $719,235 and $211,724, respectively.

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

Accounts Receivable

Accounts receivables are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326. We are required to estimate and report expected credit losses over the entire life of a financial asset, considering historical data, current conditions, and future forecasts, even if the risk of loss is remote.

We have implemented a policy of reserving credit losses based on our best estimate of the amount of potential credit losses in existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be at risk.

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

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2025 and 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). In January 2025, ASU No. 2025-01 was issued to clarify the effective date for all public business entities. The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below, and such material weakness has not been remediated as of June 30, 2025. Our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of June 30, 2025, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

•	There are limited resources within the finance and accounting departments with sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties; and,

•	Policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions were either not designed and in place or not operating effectively; and,

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

Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above, and such remediation plans include the following:

o	We plan to expand the resources within the finance and accounting departments with personnel who possess sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties. In this regard, in May 2025, the Board appointed a new Chief Financial Officer with substantial experience and skills in financial accounting matters;

o	We will design and implement additional policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions to improve the effectiveness of our internal controls and to ensure the timely reporting with the SEC in accordance with GAAP.

o	We will continue to recruit and train personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continues to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025 and except as disclosed above regarding the material weaknesses and related remediation plans, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In June and July 2025, we entered into Securities Purchase Agreements (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $3,000,000 of convertible promissory notes, referred to here as the Notes. Pursuant to the SPA and as of June 30, 2025, we sold and issued the Notes to purchase an aggregate of 348,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $435,000. The securities were issued in private placements in reliance on Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, and since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2025	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ DAVID VANSTON
David Vanston
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

