Form 10-Q
period 2025-09-30
TOMI Environmental Solutions, Inc.
filed 2025-11-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

 or

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

As of November 12, 2025, the registrant had 20,225,205 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend that such “forward looking statements” be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed “forward-looking statements”. You can generally identify “forward-looking statements” as statements containing the words “will,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “assume,” “can,” “could,” “plan,” “predict,” “should” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are “forward-looking statements”.

 “Forward-looking statements” involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any” forward-looking statement”. The “forward-looking statements” included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any “forward-looking statements” as a result of various factors, some of which are listed under the section “Risk Factors” in our most recent annual report on Form 10-K previously filed with the Securities and Exchange Commission on April 14, 2025, as amended. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to revise the “forward-looking statements” contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,
	2025	December 31,
Current Assets:	(Unaudited)	2024
Cash and Cash Equivalents	$490,022	$664,879
Accounts Receivable - net	619,965	1,881,138
Inventories - net (Note 3)	3,364,260	3,578,202
Vendor Deposits (Note 4)	222,065	35,895
Prepaid Expenses	333,997	332,999
Total Current Assets	5,030,309	6,493,113

Property and Equipment – net (Note 5)	678,528	875,449

Other Assets:
Intangible Assets – net (Note 6)	1,359,205	1,250,574
Operating Lease - Right of Use Asset (Note - 7)	342,229	399,254
Other Assets	634,920	675,348
Total Other Assets	2,336,354	2,325,176
Total Assets	$8,045,191	$9,693,738
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$1,258,483	$1,924,379
Accrued Expenses and Other Current Liabilities (Notes 13 and 14)	828,723	455,675
Deferred Revenue	309,752	211,724
Current Portion of Long-Term Operating Lease (Note 7)	139,917	129,132
Total Current Liabilities	2,536,875	2,720,910

Long-Term Liabilities:
Long-Term Operating Lease, Net of Current Portion (Note 7)	407,781	513,395
Convertible Notes Payable, net of discount of $240,947 and $239,506 at September 30, 2025 and December 31, 2024, respectively (Note 9)	2,894,053	2,360,494
Total Long-Term Liabilities	3,301,834	2,873,889
Total Liabilities	5,838,709	5,594,799

Commitments and Contingencies (Notes 7, 9 and 11)	-	-

Shareholders’ Equity:
Cumulative Convertible Series A Preferred Stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	638	638
Cumulative Convertible Series B Preferred Stock; $1,000 stated value; 7.5% Cumulative dividend; 4,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 20,075,205 and 20,015,205 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	200,752	200,152
Additional Paid-In Capital	58,251,540	58,201,140
Accumulated Deficit	(56,246,448)	(54,302,991)
Total Shareholders’ Equity	2,206,482	4,098,939
Total Liabilities and Shareholders’ Equity	$8,045,191	$9,693,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Sales, net	$2,011,556	$2,542,251	$4,619,229	$6,669,730
Cost of Sales	779,585	981,124	1,758,389	2,583,419
Gross Profit	1,231,971	1,561,127	2,860,840	4,086,311

Operating Expenses:
Professional Fees	185,476	104,941	588,666	387,267
Depreciation and Amortization	68,588	69,909	206,368	224,384
Selling Expenses	143,599	226,593	630,467	881,927
Research and Development	10,694	56,338	139,380	185,923
Consulting Fees	72,623	44,338	238,487	181,068
General and Administrative	1,072,406	909,906	3,266,041	3,181,304
Total Operating Expenses	1,553,386	1,412,025	5,069,409	5,041,873
Income (loss) from Operations	$(321,415)	$149,102	$(2,208,569)	$(955,562)

Other Income (Expense):
Other Income (Note 18)	-	-	534,912	-
Interest Income	1,406	3,480	85,717	15,231
Interest Expense	(130,339)	(93,620)	(355,517)	(280,699)
Total Other Income (Expense)	(128,933)	(90,140)	265,112	(265,468)

Income (loss) before income taxes	(450,348)	58,962	(1,943,457)	(1,221,030)
Provision for Income Taxes (Note 15)	-	-	-	-
Net income (loss)	$(450,348)	$58,962	$(1,943,457)	$(1,221,030)

Net income (loss) Per Common Share
Basic	$(0.02)	$0.00	$(0.10)	$(0.06)
Diluted	$(0.02)	$0.00	$(0.10)	$(0.06)

Basic Weighted Average Common Shares Outstanding	20,075,205	20,015,205	20,046,195	19,984,179
Diluted Weighted Average Common Shares Outstanding	20,075,205	20,096,751	20,046,195	19,984,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the nine months ended September 30, 2025
	Series A				Additional		Total
	Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2025	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,302,991)	$4,098,939
Common Stock Issued for Services Provided			60,000	600	50,400		51,000
Net (Loss) for the nine months ended September 30, 2025						(1,943,457)	(1,943,457)
Balance at September 30, 2025	63,750	$638	20,075,205	$200,752	$58,251,540	$(56,246,448)	$2,206,482

			For the nine months ended September 30, 2024
	Series A				Additional		Total
	Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2024	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894
Options Exercised			31,250	312	27,188		27,500
Common Stock Issued for Services Provided			60,000	600	44,400		45,000
Equity Compensation					144,307		144,307
Net (Loss) for the nine months ended September 30, 2024						(1,221,030)	(1,221,030)
Balance at September 30, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,047,259)	$7,354,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			For the three months ended September 30, 2025
	Series A				Additional		Total
	Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at July 1, 2025	63,750	$638	20,075,205	$200,752	58,251,540	$(55,796,100)	$2,656,830
Net (Loss) for the three months ended September 30, 2025						(450,348)	(450,348)
Balance at September 30, 2025	63,750	$638	20,075,205	$200,752	$58,251,540	$(56,246,448)	$2,206,482

			For the three months ended September 30, 2024
	Series A				Additional		Total
	Preferred		Common Stock		Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at July 1, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,106,221)	$7,295,709
Net Income for the three months ended September 30, 2024						58,962	58,962
Balance at September 30, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(51,047,259)	$7,354,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2025	2024
Cash Flow From Operating Activities:
Net (Loss)	$(1,943,457)	$(1,221,030)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) In Operating Activities:
Depreciation and Amortization	206,368	224,384
Amortization of Right of Use Asset	117,986	117,986
Amortization of Deferred Financing Costs	52,617	46,860
Equity Compensation Expense	-	144,307
Value of Equity Issued for Services	51,000	45,000
Credit Loss Expense	197,639	-
Inventory Reserve	(232,275)	-
Sales Returns Allowance	(61,828)	-
Changes in Operating Assets and Liabilities:
Decrease (Increase) in:
Accounts Receivable	1,003,569	(716,462)
Inventory	431,820	46,988
Prepaid Expenses	6,578	25,455
Vendor Deposits	(186,170)	(68,153)
Other Assets	40,428	(121,888)
Increase (Decrease) in:
Accounts Payable	(510,970)	285,194
Accrued Expenses	319,934	(137,982)
Deferred Revenue	56,376	-
Lease Liability	(126,395)	(123,521)
Net Cash (Used) in Operating Activities	(576,780)	(1,452,862)

Cash Flow From Investing Activities:
Capitalized Patent and Trademark Costs	(130,412)	-
Purchase of Property and Equipment	(2,665)	(104,660)
Net Cash (Used) in Investing Activities	(133,077)	(104,660)

Cash Flow From Financing Activities:
Proceeds from Issuance of Convertible Notes	535,000	-
Proceeds from Exercise of Options	-	27,500
Net Cash Provided By Financing Activities	535,000	27,500
(Decrease) In Cash and Cash Equivalents	(174,857)	(1,530,022)
Cash and Cash Equivalents - Beginning	664,879	2,339,059
Cash and Cash Equivalents – Ending	$490,022	$809,037

Supplemental Cash Flow Information:
Cash Paid for Interest	$309,314	$222,000

Non-Cash Investing and Financing Activities:
Service equipment reclassified from inventory to fixed assets	$14,397	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

TOMI Environmental Solutions, Inc., a Florida corporation (“TOMI”, the “Company”, “we”, “our” and “us”) is a global provider of disinfection and decontamination essentials through our premier Binary Ionization Technology® (BIT™) platform, under which we manufacture, license, service and sell our SteraMist® brand of products, including SteraMist® BIT™, a hydrogen peroxide-based mist and fog. Our solution and process are environmentally friendly as the only product from our decontamination process is oxygen and water in the form of humidity. Our solution is organically listed in the United States and Canada as a sustainably green product with no or very little carbon footprint. Our business is organized into four divisions: Life Sciences, Hospital Healthcare, Food Safety and Commercial.

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

Our products are designed to service a broad spectrum of commercial structures, including, but not limited to, hospitals and medical facilities, bio-safety labs, pharmaceutical facilities, meat and produce processing facilities, food security including storage and transportation, universities and research facilities, vivarium labs, other service industries including cruise ships, office buildings, hotel and motel rooms, schools, restaurants, military barracks, police and fire departments, prisons, and athletic facilities. Our products are also used in single-family homes and multi-unit residences. Additionally, our products have been listed on EPA’s List N as products that help combat COVID-19 and are actively being used for this purpose.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein, presented in accordance with generally accepted accounting principles in the United States of America (GAAP), and stated in U.S. dollars, have been prepared by us, without an audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024, and notes thereto which are included in the annual report on Form 10-K previously filed with the SEC on April 14, 2025, as amended (the “Annual Report”). We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be more than insured limits. At September 30, 2025, and December 31, 2024, there were no cash equivalents.

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

	September 30, 2025 (Unaudited)	December 31, 2024
Allowance for credit losses	$2,229,977	$1,494,347
Credit loss expense	197,639	1,050,543
Adjustment for uncollectible accounts	(1,236,069)	(314,913)
Allowance for credit losses	$1,191,547	$2,229,977

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials. We expense certification costs to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product.  Our reserve for obsolete inventory was $868,000 and $1,100,000 as of September 30, 2025, and December 31, 2024, respectively.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation commences for equipment, furniture and fixtures and vehicles, once placed in service for its intended use. Leasehold improvements are amortized using the straight-line method over the remaining lease term at the time the asset was placed into service or the service lives of the improvements, whichever is shorter.

Leases

We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months, in accordance with ASC 842. We utilize the short-term lease recognition exemption for all asset classes as part of our on-going accounting under ASC 842. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. Recognition, measurement and presentation of expenses depend upon classification as a finance or operating lease.

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

We have also elected the practical expedient not to separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of our lease components for balance sheet purposes. Furthermore, all variable payments included in lease agreements will be disclosed as variable lease expense when incurred. Generally, variable lease payments are based on usage and common area maintenance. These payments will be included as variable lease expense in the period in which they are incurred.

Accounts Payable

As of September 30, 2025, one vendor accounted for approximately 46% of accounts payable. As of December 31, 2024, one vendor accounted for approximately 60% of accounts payable.

For the three and nine months ended September 30, 2025, two vendors accounted for 59% and 50% of cost of sales, respectively. For the three and nine months ended September 30, 2024, two vendors accounted for 53% and 65% of cost of sales, respectively.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results.  As of September 30, 2025, and December 31, 2024, our warranty reserve was $22,648 and $30,000, respectively. (See Note 14).

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes guidance for income taxes.  Net deferred tax assets have been fully reserved as of September 30, 2025, and December 31, 2024.

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

Potentially dilutive securities as of September 30, 2025, consisted of 2,508,000 shares of common stock from convertible debentures, 2,604,388 shares of common stock issuable upon exercise of outstanding warrants, 768,792 shares of common stock issuable upon outstanding stock options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred stock.

Potentially dilutive securities as of September 30, 2024, consisted of 2,080,000 shares of common stock from convertible debentures, 2,765,846 shares of common stock issuable upon exercise of outstanding warrants, 805,042 shares of common stock issuable upon vesting of stock options and exercise and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, preferred stock and shares associated with the conversion of debt to purchase approximately 5.9 million and 5.7 million shares of common stock were outstanding on September 30, 2025, and 2024, respectively but were excluded from the computation of diluted net loss per share at September 30, 2025 and 2024 due to anti-dilutive effect on net loss per share.

	For the three months ended
	September 30,
	(Unaudited)
	2025	2024
Net Income (Loss)	$(450,348)	$58,962
Adjustments for convertible debt - as converted:	-	-
Interest on convertible debt net of effective tax rate (28%)	-	-
Net income (loss) attributable to common shareholders	$(450,348)	$58,962
Weighted average number of shares of common stock outstanding:
Basic	20,075,205	20,015,205
Diluted	20,075,205	20,096,751
Net income (loss) attributable to common shareholders per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the three months ended
	September 30,
	(Unaudited)
	2025	2024
Numerator:
Net Income (Loss)	$(450,348)	$58,962

Denominator:
Basic weighted-average shares	20,075,205	20,015,205

Effect of dilutive securities
Warrants	-	5,908
Convertible Debt	-	-
Options	-	11,888
Preferred Stock	-	63,750
Diluted Weighted Average Shares	20,075,205	20,096,751

Net income (loss) attributable to common shareholders per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income (loss) per share because their effect was anti-dilutive:

	For the three months ended
	September 30,
	(Unaudited)
	2025	2024
Options	768,792	573,000
Warrants	2,604,388	2,734,596
Convertible Debt	2,508,000	2,080,000
Total anti-dilutive shares	5,881,180	5,387,596

Note: Warrants, options, convertible debt and preferred stock for the nine months ending September 30, 2025 and 2024, are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents our approximate revenue disaggregated by revenue source.

Product and Service Revenue

	For the three months ended September 30, (Unaudited)
	2025	2024
SteraMist Product	$1,603,000	$1,766,000
Service and Training	409,000	776,000
Total	$2,012,000	$2,542,000

Revenue by Geographic Region

	For the three months ended September 30, (Unaudited)
	2025	2024
United States	$1,280,000	$1,886,000
International	732,000	656,000
Total	$2,012,000	$2,542,000

Product and Service Revenue

	For the nine months ended September 30, (Unaudited)
	2025	2024
SteraMist Product	$3,255,000	$5,247,000
Service and Training	1,364,000	1,423,000
Total	$4,619,000	$6,670,000

Revenue by Geographic Region

	For the nine months ended September 30, (Unaudited)
	2025	2024
United States	$3,294,000	$5,169,000
International	1,325,000	1,501,000
Total	$4,619,000	$6,670,000

Product revenue includes sales from our standard and customized equipment, solutions and accessories sold with our equipment. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products.

Service and training revenue include sales from our high-level decontamination and service engagements, validation of our equipment and technology and customer training. Service revenue is recognized when the services agreed upon are rendered to our customers at an amount that reflects the consideration we expect to receive in exchange for those services.

Estimated allowances for sales returns are recorded as sales are recognized. We use a specific identification method based on subsequent product return activity and historical average calculations to estimate the allowance for sales returns. Our allowance for sales returns as of September 30, 2025, was $90,540 and $227,000 at December 31, 2024, respectively.

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

Contract Balances

As of September 30, 2025, and December 31, 2024, we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $309,752 and $211,724, respectively.

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the amended “2016 Plan”). The 2016 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Up to 2,000,000 shares of Common Stock are authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permit the reuse or reissuance by the 2016 Plan of shares of Common Stock for numerous reasons, including, but not limited to, shares of Common Stock underlying canceled, expired, or forfeited awards of stock-based compensation and stock appreciation rights paid out in the form of cash. Equity compensation expense will typically be awarded in consideration for the future performance of services to us. All recipients of awards under the 2016 Plan are required to enter into award agreements with us at the time of the award, and awards under the 2016 Plan are expressly conditioned upon such agreements. During the nine months ended September 30, 2025, and 2024, we issued 60,000 and 60,000 shares of Common Stock, respectively, to members of our Board out of the 2016 Plan.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2025, and 2024.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed in the period they are incurred. For the three and nine months ended September 30, 2025, advertising and promotional expenses included in selling expenses were approximately $24,000 and $88,000, respectively. For the same periods in 2024, these expenses were approximately $35,000 and $192,000, respectively.

Research and Development Expenses

Research and development expenses are expensed in the period they are incurred. For the three and nine months ended September 30, 2025, these expenses were approximately $11,000 and $139,000, respectively. For the same periods in 2024, research and development expenses were approximately $56,000 and $186,000, respectively.

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

Going Concern

For the nine months ended September 30, 2025, and 2024, our net loss was approximately $1,943,000 and $1,221,000, respectively, and the cash used in operations was approximately $577,000 and $1,453,000, respectively. As of September 30, 2025, we had approximately $490,000 cash and cash equivalents and an accumulated deficit of $56.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

In November 2024, FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). In January 2025, ASU No. 2025-01 was issued to clarify the effective date for all public business entities. The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In July 2025, FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following at (rounded to the nearest thousandth):

	September 30, 2025 (Unaudited)	December 31, 2024
Finished Goods	$3,332,000	$3,800,000
Raw Materials	900,000	878,000
Inventory Reserve	(868,000)	(1,100,000)
Total	$3,364,000	$3,578,000

Our inventory reserve decreased by $232,000 during the nine months ended September 30, 2025 due to higher than anticipated equipment sales during the current fiscal year.

NOTE 4. VENDOR DEPOSITS

At September 30, 2025, and December 31, 2024, we maintained vendor deposits of $222,065 and $35,895, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2025 (Unaudited)	December 31, 2024
Furniture and fixtures	$458,652	$458,652
Equipment	2,316,200	2,301,803
Vehicles	66,170	66,170
Computer and software	318,999	316,334
Leasehold improvements	393,381	393,381
Tenant Improvement Allowance	405,000	405,000
Total cost of Property and Equipment	3,958,402	3,941,340
Less: Accumulated Depreciation	3,279,874	3,065,891
Property and Equipment, net	$678,528	$875,449

For the three and nine months ended September 30, 2025, depreciation was $60,822 and $184,587, respectively. For the three and nine months ended September 30, 2024, depreciation was $65,031 and $209,751, respectively.

For the three and nine months ended September 30, 2025, and 2024, amortization of tenant improvement allowance was $9,798 and $29,395, respectively and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. Trademarks have an indefinite life. Amortization expenses were $7,766 and $21,781 for the three and nine months ended September 30, 2025, respectively. Amortization expenses were $4,878 and $14,633 for the three and nine months ended September 30, 2024, respectively.

Definite life intangible assets consist of the following:

	September 30, 2025	December 31,
	(Unaudited)	2024
Intellectual Property and Patents	$3,449,482	$3,350,031
Less: Accumulated Amortization	2,952,102	2,930,321
Patents, net	$497,380	$419,710

Indefinite life intangible assets consist of the following:

Trademarks	$861,825	$830,864

Total Intangible Assets, net	$1,359,205	$1,250,574

Approximate future amortization is as follows (rounded to nearest thousand):

Year Ended:
October 1 - December 31, 2025	$7,000
December 31, 2026	28,000
December 31, 2027	28,000
December 31, 2028	28,000
December 31, 2029	28,000
Thereafter	378,000
Total	$497,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

	September 30, 2025	December 31,
Operating leases:	(Unaudited)	2024
Assets:
Operating lease right-of-use asset	$342,229	$399,254

Liabilities:
Current Portion of Long-Term Operating Lease	$139,917	$129,132
Long-Term Operating Lease, net of current portion	407,781	513,395
Total Right of Use Liability	$547,698	$642,527

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations.

	For the three months ended		For the nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2025	2024	2025	2024
Operating Lease Expense	$39,329	$39,329	$117,986	$117,986

Other information related to leases where we are the lessee is as follows:

	September 30, 2025	December 31,
	(Unaudited)	2024
Weighted-average remaining lease term:
Operating leases	3.25 years	4.00 years
Discount rate:
Operating leases	7.00%	7.00%

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the three months ended		For the nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2025	2024	2025	2024
Cash Paid for amounts included in
the measurement of lease liabilities	$42,825	$41,577	$126,395	$123,521

As of September 30, 2025, the maturities of our operating lease liability are as follows:

Operating
Year Ended:	Lease
October 1 - December 31, 2025	$42,825
December 31, 2026	175,153
December 31, 2027	180,408
December 31, 2028	185,820
December 31, 2029	34,840
Total Minimum Lease Payments	619,046
Less: Interest	71,348
Imputed value of lease obligations	547,698
Less: Current portion	139,917
Long-term portion of lease obligations	$407,781

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020, we entered into a cloud computing service contract with a vendor which provided for annual payments in the amount of $30,409 and expired in May 2025. The annual contract payments were capitalized as a prepaid expense and amortized over a twelve-month period.

We incurred implementation costs of $66,857 in connection with the cloud computing service contract which were capitalized in prepaid expenses and other assets as of December 31, 2024. In accordance with ASU No. 2018-15, such implementation costs were amortized over the remaining contract terms beginning January 1, 2021, which was when the cloud-based service contract was placed in service. Amortization expense for the three and nine months ended September 30, 2025, were $0 and $7,436, respectively. Amortization expense for the three and nine months ended September 30, 2024, were $3,766 and $11,297, respectively.

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

The Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at an initial conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. During the three and nine months ended September 30, 2025, interest expense related to these Notes was recorded on a straight-line basis which totaled $78,000 and $234,000, respectively. During the three and nine months ended September 30, 2024, interest expense related to these Notes was recorded on a straight-line basis which totaled $78,000 and $234,000, respectively.

During the nine months ended September 30, 2025, we entered into Securities Purchase Agreements (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $3,000,000 (the “Notes”). Pursuant to the SPA and as of September 30, 2025, we sold and issued convertible promissory notes (the “Notes”) to purchase an aggregate of 428,000 shares of common stock at the conversion price of $1.25 per share in exchange for aggregate gross proceeds of $535,000.

The Notes mature and are due on the fifth anniversary of the issuance date in 2030. The Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the Securities Purchase Agreement). The Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to these Notes for the three and nine months ended September 30, 2025, was $15,550 and $28,625, respectively.

Amortization of deferred financing costs were $18,323 and $52,617 for the three and nine months ended September 30, 2025, respectively which has been included with interest expense on the statement of operations. Amortization of deferred financing costs were $15,620 and $46,860 for the three and nine months ended September 30, 2024, respectively which has been included with interest expense on the statement of operations. Additions to deferred financing costs totaled $54,058 during the nine months ended September 30, 2025, and are being amortized on a straight-line basis over the life of the notes.

Convertible notes consist of the following at:

	September 30,
	2025	December 31,
	(Unaudited)	2024
Convertible Notes	$3,135,000	$2,600,000
Less: Debt issuance costs	(366,456)	(312,398)
Accumulated amortization	125,509	72,892
Convertible Notes, net	$2,894,053	$2,360,494

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At September 30, 2025, and December 31, 2024, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. At September 30, 2025, and December 31, 2024, there were no shares issued and outstanding. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our Common Stock.

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

The following table summarizes stock options outstanding as of September 30, 2025, and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	805,042	$1.23	617,542	$1.38
Granted	-	-	225,000	0.75
Exercised	-	-	(31,250)	0.88
Expired	(36,250)	(1.04)	(6,250)	0.80
Outstanding, end of period	768,792	$1.24	805,042	$1.23

Options outstanding and exercisable by price range as of September 30, 2025, were as follows:

Outstanding Options		Average Weighted	Exercisable Options
		Remaining Contractual		Weighted Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	2.31	7,042	$0.71
$0.75	225,000	8.63	225,000	$0.75
$0.80	2,500	2.32	2,500	$0.80
$0.85	210,000	7.33	210,000	$0.85
$1.12	270,000	6.30	270,000	$1.12
$1.93	10,500	1.21	10,500	$1.93
$4.40	12,500	0.34	12,500	$4.40
$7.06	31,250	0.01	31,250	$7.06
	768,792	6.81	768,792	$1.24

Stock Warrants

The following table summarizes the outstanding common stock warrants as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of period	2,765,846	$2.26	2,772,096	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(161,458)	(1.19)	(6,250)	(1.12)
Outstanding, end of period	2,604,388	$2.32	2,765,846	$2.26

Warrants outstanding and exercisable by price range as of September 30, 2025, were as follows:

Outstanding Warrants		Average Weighted	Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	8.14	31,250	$0.64
$0.80	125,000	8.33	125,000	$0.80
$0.96	437,500	7.23	437,500	$0.96
$1.68	1,434,721	0.99	1,434,721	$1.68
$2.18	172,167	0.99	172,167	$2.18
$4.00	28,750	4.57	28,750	$4.00
$6.95	375,000	5.01	375,000	$6.95
	2,604,388	3.10	2,604,388	$2.32

There were no unvested warrants outstanding as of September 30, 2025.

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

Product Liability

As of September 30, 2025, and December 31, 2024, there were no claims against us for product liability.

NOTE 12. CONTRACTS AND AGREEMENTS

Employment Agreement – Chief Financial Officer

On May 30, 2025, the Board of Directors of the Company appointed Mr. David Vanston as the Company’s Chief Financial Officer, effective immediately. The appointment was made following the expiration of Mr. Nick Jennings’s offer letter to serve as the Interim Chief Financial Officer, as previously disclosed by the Company.

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

Director Compensation

The annual fee to the non-employees of our Board was $48,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee was $54,600, also to be paid in cash on a quarterly basis. Non-employee Director compensation also includes the annual issuance of our Common Stock.

During October 2025, the Company revised its director compensation (Refer to Note 19 – Subsequent events).

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2025 (Unaudited)	December 31, 2024
Commissions	$178,932	$187,151
Payroll and related costs	488,968	125,773
Director fees	37,650	37,650
Sales Tax Payable	2,575	3,864
Accrued warranty (Note 14)	22,648	30,000
Other accrued expenses and current liabilities	97,950	71,237
Total	$828,723	$455,675

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

The following table presents warranty reserve activities at:

	September 30, 2025 (Unaudited)	December 31, 2024
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	15,637	9,707
Settlement of warranty claims	(22,989)	(9,707)
Ending accrued warranty costs	$22,648	$30,000

NOTE 15. INCOME TAXES

For the three and nine months ended September 30, 2025, and 2024, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of September 30, 2025, and December 31, 2024, we recorded a valuation allowance of $9,223,000 and $8,678,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a 100% valuation allowance is required against U.S. deferred tax assets.

NOTE 16. CUSTOMER CONCENTRATION

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s accounts receivable, and whose sales for the three and nine months represented 10% or more of the Company’s revenue.

One customer accounted for 23% of net revenue for the three months ended September 30, 2025. Two customers accounted for 12% of net revenue for the three months ended September 30, 2024.

One customer accounted for 12% of net revenue for the nine months ended September 30, 2025. One customer accounted for 18% of net revenue for the nine months ended September 30, 2024.

As of September 30, 2025, two customers accounted for 40% of our gross accounts receivable. As of December 31, 2024, two customers accounted for 25% of our gross accounts receivable.

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

Our CODM is regularly provided with more detailed expense information than what is included in our consolidated income statement. The CODM considers monthly budgets and cash flow projections, gross margins for each project, and our consolidated net income (loss) as reported on the income statement when allocating resources and assessing our performance. We are required to apply the guidance in ASC 280 and identify significant segment expenses and other segment items for our single reportable segment.

NOTE 18. EMPLOYEE RETENTION CREDITS

During the nine months ended September 30, 2025, the Company recorded refunds as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

For the nine months ended September 30, 2025, we recorded $534,912 in employee retention credits and $81,887 related interest within other income and interest income, respectively, in our consolidated statement of operations. This consists of refund claims filed on amended Forms 941-X for the second, third and fourth quarters of 2020, and the first two quarters of 2021.

NOTE 19. SUBSEQUENT EVENTS

During October 2025, the Compensation Committee approved a change to our director compensation whereby each non-employee director of the Board will be granted 40,000 RSUs effective as of the date of the 2025 Annual Meeting of Stockholders (the “RSU grant”); the non-employee directors are entitled to receive one share of Common Stock for each RSU upon vesting; and the RSU grant will vest in full upon the earlier of (i) the first anniversary of the date of grant and (ii) immediately prior to the annual meeting of shareholders that occurs following the date of grant, subject to the non-employee director’s continued service to the Company through such vesting date. In addition, director fees are now reduced to $5,000 per quarter, commencing in the fourth quarter of fiscal year 2025.

During October 2025, the Committee also approved the grant to our CFO of an award of 100,000 RSUs under the Plan, with such RSUs to vest over the next 3 years, subject to his continued service with the Company through each applicable vesting date.

On November 5, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hudson Global Ventures, LLC (“Hudson”), pursuant to which and upon the terms and subject to the conditions set forth therein, the Company has the right, but not the obligation, to sell to Hudson up to $20,000,000 of shares of its common stock, par value $0.01 per share (the “Common Stock”), from time to time over a 24-month period (the “Commitment Period”). Concurrently with entering into the Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Hudson, pursuant to which the Company agreed to register the issuances and sales of shares of Common Stock under the Purchase Agreement, the Registrable Securities (as defined in the Registration Rights Agreement), pursuant to a registration statement to be filed under the Securities Act of 1933, as amended.

At any time and from time to time during the Commitment Period, on any business day selected by the Company, the Company may direct Hudson to purchase shares of its Common Stock by delivering a written notice (a “Put Notice”). The purchase price per share for each purchase of shares subject to a Put Notice will be equal to the lesser of (i) 92% of the average of the three lowest trading prices of the Common Stock on the Nasdaq Capital Market during the ten trading days immediately preceding the Put Date and (ii) 92% of the lowest closing price of the Common Stock during the Valuation Period as defined in the Purchase Agreement.

Under applicable Nasdaq rules, the Company may not issue or sell to Hudson under the Purchase Agreement shares of Common Stock in excess of 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”) without first obtaining stockholder approval as required by Nasdaq Rule 5635(d). The Company is not obligated to sell any shares to Hudson under the Purchase Agreement, and Hudson is not obligated to purchase any shares that would exceed the Exchange Cap. Pursuant to the Purchase Agreement, the Company agrees to issue 52,000 shares of Common Stock to Hudson as Commitment Shares in consideration for Hudson’s commitment to enter into the transaction.

The Purchase Agreement contains customary representations, warranties, covenants, and closing conditions. The Company may terminate the Purchase Agreement at any time by written notice to Hudson, subject to certain limitations.

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

Quarterly Highlights

Business and Financial Update

The third quarter of 2025 delivered improved financial results as we achieved 95% growth in revenue over the second quarter of 2025, and we continue to see positive trends in the market with demand for our product lines and recurring sales. The growth in the third quarter revenue was primarily attributable to increased purchases of mobile equipment by our commercial service provider customers and our enhanced integration capabilities, while maintaining our custom engineered solutions. We believe that maintaining and expanding the use of our technology for our service providers, coupled with continued growth quarter over quarter in submissions of bids for integration and custom installations, and the building of our sales and technical teams, will drive increased adoption of our SteraMist iHP technology across all our registered industries and geographies.

As of September 30, 2025, our sales order backlog totaled approximately $0.9 million, which further increased to $1.3 million as of October 31, 2025. We are actively negotiating an additional $2 - $3 million in potential new contracts expected to close prior to year-end, reinforcing the strength of our business pipeline.

Revenue for the three months ended September 30, 2025, was $2,012,000, down 21% from $2,542,000 in the three months ended September 30, 2024. This was primarily driven by a timing reduction in iHP service sales from FY 2024 as a key customer restructured one of their sites during the prior year. This impact is temporary, and the customers’ operations and related service activity are expected to resume on a normal schedule. Importantly, year-to-date service demand remains robust, with quote activity and pipeline volume up approximately 35% year-over-year, particularly in Life Sciences and Food Safety. This trend supports our expectation for continued growth in the fourth quarter and beyond.

Gross profit margins remained strong at 61 % as a percentage of sales for the three months ended September 30, 2025, and for the same period last year. The consistency of the gross profit margins underscores the resilience of our product mix and disciplined cost management.

During the third quarter of 2025, our operating expenses increased by $141,000, or 10%, compared to the third quarter of 2024. The increase was primarily due to higher professional fees being offset by reduced selling expenses when compared to the same prior period.

Our iHP technology continues to gain market recognition as the preferred decontamination solution for pharmaceutical, biotech and now aerospace applications. We successfully completed multiple high-profile installations this year; including but not limited to NASA’s Johnson Space Center, Virigina Commonwealth University (VCU), and University of Miami. These projects demonstrate the adaptability of our technology in high-containment environments. Underscoring TOMI’s competitive advantage, having successfully outperformed key hydrogen peroxide and harsh chemical gaseous competitors.

Automated, repeatable, and validated decontamination rooms and chambers continue to be in high demand as the pharmaceutical industry evolves. We believe our iHP technology is emerging as a benchmark for sterile environments, as evidenced by its adoption this year at companies such as AbbVie, Bausch & Lomb and others. As of the third quarter, the onshoring of pharmaceutical production positions us favorably in Virginia for the next few years, particularly with major commitments from Merck, Eli Lilly, and AstraZeneca who are establishing new production sites. Additionally, there is a strong industry push toward continuous bioprocessing, flexible and modular facilities, and AI-enabled manufacturing, all of which require decontamination systems that integrate seamlessly with automation and minimize downtime—such as our SteraMist Integrated Systems (SIS), Hybrid, and Custom Engineered System (CES).

Our OEM partnership with Pharma Biotech System Components LLC/Pharma Biotech System Components Ltd (PBSC), further strengthens our product mix and route to market, enabling us to integrate our SteraMist Integrated System (SIS) product into advanced high containment, material decontamination, and cleanroom solutions. We expect to commence our first collaboration installation in the fourth quarter of 2025.

We are continuing to see revenue growth amongst our distributors, and international partners, particularly in Europe, positioning us for continued growth and expansion, as we work towards finalizing our pending regulatory approvals in the EU and UK.

In evaluating sales related performance, management analyzes our revenue recognized for GAAP purposes which is presented in our quarterly and annual statement of operations as well as our sales orders we receive from customers during those same accounting periods. We define a “sales order” as a document we generate for our internal use in processing a customer order. Our sales orders essentially translate the format of the customer purchase orders we receive from our customers into the format used by us. We also evaluate our “customer sales backlog” which is defined as pending sales orders where revenue has not yet been recognized. Management believes analyzing the sales order and backlog metrics are useful in measuring our overall sales and business development performance as it gauges the overall volume of sales and business development activities. We also disclosed the expected amount of potential sales under contract or in current negotiation with customers, and such amount may be subject to risks and uncertainties as negotiation may not result in any order or enforceable contract.

Business Highlights and Recent Events

Positive Impact of New FDA Rule on our Food Safety Market

The FDA’s final rule broadening the permitted use of hydrogen peroxide (H₂O₂) as a direct food additive, including its recent expansion as a secondary direct food additive, is expected to positively impact our positioning in the food safety market. This regulatory change opens the door for using our iHP technology directly on food contact surfaces and the food products themselves, particularly in the ready-to-eat (RTE) segment, which represents a key focus area for SteraMist. We have observed significant momentum in the food industry, with customers expressing interest in applying our technology across various aspects of processing. Additionally, we have received interest from several universities in conducting studies on the direct treatment of food to reduce microbial loads or allergen residues. We believe this interest may continue to grow in the future, driven by industry trends toward 'natural' food additives and colorings.

Hudson Global Ventures Equity Purchase Agreement

On November 5, 2025, we entered into the Purchase Agreement with Hudson pursuant to which and upon the terms and subject to the conditions set forth therein, the Company has the right, but not the obligation, to sell to Hudson up to $20,000,000 of shares of its Common Stock, over the Commitment Period. Concurrently with entering into the Purchase Agreement, the Company also entered into a Registration Rights Agreement with Hudson, pursuant to which the Company agreed to register the issuances and sales of shares of Common Stock under the Purchase Agreement, the Registrable Securities (as defined in the Registration Rights Agreement), pursuant to a registration statement to be filed under the Securities Act of 1933, as amended.

At any time and from time to time during the Commitment Period, on any business day selected by the Company, the Company may direct Hudson to purchase shares of its Common Stock by delivering a Put Notice. The purchase price per share for each purchase of shares subject to a Put Notice will be equal to the lesser of (i) 92% of the average of the three lowest trading prices of the Common Stock on the Nasdaq Capital Market during the ten trading days immediately preceding the Put Date and (ii) 92% of the lowest closing price of the Common Stock during the Valuation Period as defined in the Purchase Agreement.

Under applicable Nasdaq rules, the Company may not issue or sell to Hudson under the Purchase Agreement shares of Common Stock in excess of 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”) without first obtaining stockholder approval as required by Nasdaq Rule 5635(d). The Company is not obligated to sell any shares to Hudson under the Purchase Agreement, and Hudson is not obligated to purchase any shares that would exceed the Exchange Cap. Pursuant to the Purchase Agreement, the Company agrees to issue 52,000 shares of Common Stock to Hudson as Commitment Shares in consideration for Hudson’s commitment to enter into the transaction.

The Purchase Agreement contains customary representations, warranties, covenants, and closing conditions. The Company may terminate the Purchase Agreement at any time by written notice to Hudson, subject to certain limitations.

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

On June 23, 2025, we announced the demonstration of SteraMist efficacy in combating Honeybee Colony collapse. Honeybees are essential pollinators, contributing $20–30 billion annually to the U.S. agricultural economy and $387 billion globally. The USDA and industry stakeholders continue to search for scalable, effective tools to mitigate this crisis. With SteraMist, TOMI is now positioned to play a key role in protecting global food security through environmental biosecurity in years to come.

On July 16, 2025, we announced the successful first installation of our new SteraMist Integration System – Standalone (SIS-SA) in the life sciences sector, beginning with pharmaceutical isolator market. Since this announcement, we have successfully integrated SteraMist iHP in two additional enclosures and anticipate a strong pipeline for further installations with both current and new manufacturing partners.

On August 11, 2025, we announced an additional win by our East Coast distributor, Ares Scientific, with a new university client and our SIS platform offerings. These developments further strengthen our pipeline in the academic vertical and acceptance to our SIS line.

On August 12, 2025, we announced a major new customer for the year. A key highlight from the announcement was the addition of a major company—comparable to Pfizer and Merck in the eye health industry—to our platform adopters. This client not only implemented SteraMist iHP technology at two site facilities in less than four months but has also placed open BIT Solution orders for 2026, which we expect to support ongoing revenue growth in this important sector in need of sterility.

On September 4, 2025, we announced our presence at the H.C. Wainwright Annual Global Investment Conference.

On September 16, 2025, we announced participation in the iAccess Alpha Virtual Best Ideas Fall Investment Conference 2025.

On September 16, 2025, we announced the appointment of Francesco Fragasso to our Board of Directors.

On September 18, 2025, we announced FDA broadens permitted use of Hydrogen Peroxide; Ruling significantly expands potential application of SteraMist iHP.

On September 24, 2025, we announced a specialized service provider for Healthcare and Mold Remediation. This was the first of three major service provider companies we onboarded in Quarter 3, all of which have shown strong potential for expanded use of SteraMist iHP technology in their franchises. Our SteraMist Pro Certified program continues to be well received, supporting our efforts to finally build a robust network of certified partners.

Intellectual Property

Our intellectual property (IP) portfolio represents a key strategic asset, supporting our global leadership in disinfection and decontamination technologies. We currently hold or have pending over 25 utility or design patents worldwide, providing protection for both the methods and systems underlying our SteraMist® BIT™ platform. Our U.S. patents extend protection through 2038.

Recent additions to our portfolio include patents for backpack decontamination units, mobile carts, and applicator technology in the United States, along with new protection in Singapore, Korea, and other jurisdictions. We continue to pursue additional filings to broaden our coverage across Europe, China, and Australia.

We also hold more than 30 design patents for our decontamination devices; covering applicators, chambers, carts, and surface-mounted systems; across major global markets including the United States, China, Japan, Korea, and the United Kingdom.

In addition, we maintain a robust trademark portfolio with over 200 trademarks registered or pending in multiple classes and countries. These marks cover the full range of our activities; from chemical formulations and sterilization equipment to services and training; reinforcing TOMI’s global brand presence.

Together, these patents and trademarks provide a comprehensive intellectual property framework that protects our core technology, supports market expansion, and strengthens our competitive position in critical sectors such as life sciences, aerospace, and biosecurity.

Financial Operations Overview

Our financial position as of September 30, 2025 and December 31, 2024, respectively, was as follows:

	September 30, 2025	December 31,
	(Unaudited)	2024
Total shareholders' equity	$2,206,000	$4,099,000
Cash and Cash Equivalents	$490,000	$665,000
Deferred Revenue	$310,000	$212,000
Accounts Receivable, net	$620,000	$1,881,000
Inventories, net	$3,364,000	$3,578,000
Prepaid Expenses	$334,000	$333,000
Vendor Deposits	$222,000	$36,000
Current Liabilities - Excluding Deferred Revenue	$2,227,000	$2,509,000
Long-term Liabilities - Convertible Notes, net	$2,894,000	$2,361,000
Long-term Liabilities - Other	$408,000	$513,000
Working Capital	$2,493,000	$3,772,000

During the nine months ended September 30, 2025, our debt and liquidity positions were affected by the following:

 -  Net cash used in operations of approximately $577,000.

 -  Net cash used in investing activities of approximately $133,000.

 -  Net cash provided from financing activities of approximately $535,000.

Results of Operations for the Three and Nine Months Ended September 30, 2025, Compared to the Three and Nine Months Ended September 30, 2024:

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Revenue, Net	$2,012,000	$2,542,000	$(530,000)	$4,619,000	$6,670,000	$(2,051,000)
Gross Profit	1,232,000	1,561,000	(329,000)	2,861,000	4,086,000	(1,225,000)
Total Operating Expenses	1,553,000	1,412,000	141,000	5,069,000	5,042,000	27,000
Income (Loss) from Operations	(321,000)	149,000	(470,000)	(2,208,000)	(956,000)	(1,252,000)
Total Other Income (Expense)	(129,000)	(90,000)	(39,000)	265,000	(265,000)	530,000
Provision for (benefit from) Income Taxes	-	-	-	-	-	-
Net Income (Loss)	$(450,000)	$59,000	$(509,000)	$(1,943,000)	$(1,221,000)	$(722,000)
Basic Net Income (Loss) per share	$(0.02)	$0.00	$(0.02)	$(0.10)	$(0.06)	$(0.04)
Diluted Net Income (Loss) per share	$(0.02)	$0.00	$(0.02)	$(0.10)	$(0.06)	$(0.04)

Revenue

Total revenue for the three months ended September 30, 2025 and 2024, was $2,012,000 and $2,542,000, respectively, representing a decrease of $530,000 or 21% compared to the same prior year period. Revenues for the nine months ended September 30, 2025 and 2024, were $4,619,000 and $6,670,000, representing a decrease of $2,051,000 or 31% when compared to the same prior year period.  The decrease in sales was attributable to and primarily driven by a timing reduction in iHP service sales in third quarter 2025 and year to date, as customer projects are being impacted by tariff uncertainty in their supply chains.

Product and Service Revenue

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
SteraMist Product	$1,603,000	$1,766,000	$(163,000)	$3,255,000	$5,247,000	$(1,992,000)
Service and Training	409,000	776,000	(367,000)	1,364,000	1,423,000	(59,000)
Total	$2,012,000	$2,542,000	$(530,000)	$4,619,000	$6,670,000	$(2,051,000)

SteraMist Product-based revenues for the three months ended September 30, 2025 and 2024, were $1,603,000 and $1,766,000, representing a decrease of $163,000 or 9% when compared to the same prior year period. For the nine months ended September 30, 2025 and 2024, our product-based revenue was $3,255,000 and $5,247,000, respectively, representing a decrease of $1,992,000, or 38% compared to the same prior year period.  The lower product revenue was attributable to delayed capital investment decisions by customers, as a result of the tariffs causing economic uncertainty in their supply chain.

Our service-based revenue for the three months ended September 30, 2025, and 2024, was $409,000 and $776,000, respectively, representing a decrease of $367,000 or 47%. For the nine months ended September 30, 2025, and 2024, our service-based revenue was $1,364,000 and $1,423,000, representing a decrease of $59,000 or 4% when compared to the same prior period in 2024. The decrease in service revenue in the quarter was due to the timing of service jobs in the prior year period with a key customer who restructured one of their sites during the prior year. This impact is temporary, and the customer’s operations and related service activity are expected to resume on a normal schedule.

Revenue by Geographic Region

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
United States	$1,280,000	$1,886,000	$(606,000)	$3,294,000	$5,169,000	$(1,875,000)
International	732,000	656,000	76,000	1,325,000	1,501,000	(176,000)
Total	$2,012,000	$2,542,000	$(530,000)	$4,619,000	$6,670,000	$(2,051,000)

Our domestic revenue for the three months ended September 30, 2025 and 2024 was $1,280,000 and $1,886,000, respectively, a decrease of $606,000 or 32%, when compared to the same prior year period.  For the nine months ended September 30, 2025 and 2024, our domestic revenue was $3,294,000 and $5,169,000, representing a decrease of $1,875,000 or 36% when compared to the same prior period in 2024. The lower product revenue was attributable to delayed capital investment by customers, as a result of impending tariffs causing economic uncertainty.

Internationally, our revenue for the three months ended September 30, 2025 and 2024, was $732,000 and $656,000, respectively, representing an increase of $76,000 or 12% when compared to the same prior year period. For the nine months ended September 30, 2025 and 2024, our international revenue was $1,325,000 and $1,501,000, representing a decrease of $176,000 or 12% when compared to the same prior period in 2024. The lower product revenue was attributable to delayed capital investment by customers, as a result of impending tariffs causing economic uncertainty.

Cost of Sales & Gross Profit

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Cost of Sales	$780,000	$981,000	$(201,000)	$1,758,000	$2,583,000	$(825,000)

Cost of sales was $780,000 and $981,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $201,000 or 20%, compared to the prior year. Our gross profit as a percentage of sales was 61% compared to 61% in the same prior period, respectively.

Cost of sales was $1,758,000 and $2,583,000 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $825,000, or 32%, compared to the prior year. Our gross profit as a percentage of sales was 62% compared to 61% in the same prior period, respectively.

Professional Fees

	For the three months			For the nine months
	ended			Ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Professional Fees	$185,000	$105,000	$80,000	$589,000	$387,000	$202,000

Professional fees were $185,000 and $105,000 for the three months ended September 30, 2025 and 2024, respectively, an increase of approximately $80,000 in the current year period. Professional fees were $589,000 and $387,000 for the nine months ended September 30, 2025 and 2024, respectively, an increase of approximately $202,000 in the current year period. Primarily, the increase is due to filing fees associated with our employee retention tax refunds and additional audit, legal and compliance costs incurred in the current year.

Depreciation and Amortization

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Depreciation and Amortization	$69,000	$70,000	$(1,000)	$206,000	$224,000	$(18,000)

Depreciation and amortization were $69,000 and $70,000 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $1,000 or 1%.  Depreciation and amortization were $206,000 and $224,000 for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $18,000, or 8%. The decrease in depreciation expense is due to a lower amount of fixed assets being depreciated in the current year period when compared to the same prior year periods.

Selling Expenses

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Selling Expenses	$144,000	$227,000	$(83,000)	$630,000	$882,000	$(252,000)

Selling expenses for the three months ended September 30, 2025 were $144,000, as compared to $227,000 for the three months ended September 30, 2024, representing a decrease of approximately $83,000 or 37%. Selling expenses for the nine months ended September 30, 2025 were $630,000, as compared to $882,000 for the nine months ended September 30, 2024, representing a decrease of approximately $252,000 or 29%. The decline in selling expenses is due to a reduced marketing spend in the current year period.

Research and Development

	For the three months			For the nine months
	Ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Research and Development	$11,000	$56,000	$(45,000)	$139,000	$186,000	$(47,000)

Research and development expenses for the three months ended September 30, 2025 were $11,000, as compared to $56,000 for the three months ended September 30, 2024, representing a decrease of approximately $45,000 or 80%. Research and development expenses for the nine months ended September 30, 2025 were $139,000, as compared to $186,000 for the nine months ended September 30, 2024, representing a decrease of approximately $47,000 or 25%. The decrease in research and development expenses is due to a reduction in allocated costs to R&D projects offset by additional expenses incurred to maintain the Company’s patent and trademark portfolio in the current year period.

Consulting Fees

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Consulting Fees	$73,000	$44,000	$29,000	$238,000	$181,000	$57,000

Consulting fees were $73,000 and $44,000 for the three months ended September 30, 2025 and 2024, respectively, representing an increase of $29,000, or 66% in the current period. Consulting fees were $238,000 and $181,000 for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $57,000, or 31%, in the current period. The increase in consulting fees is due to the hiring of additional consultants in the current year period.

General and Administrative Expense

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
General and Administrative	$1,072,000	$910,000	$162,000	$3,266,000	$3,181,000	$85,000

General and administrative expenses were $1,072,000 and $910,000 for the three months ended September 30, 2025 and 2024, respectively, an increase of $162,000 or 18% in the current period.  The increase was primarily attributable to an increase in credit loss expense offset by various reductions due to cost-cutting initiatives implemented during the current year.

General and administrative expenses were $3,266,000 and $3,181,000 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $85,000, or 3% in the current period. The increase was primarily attributable to an increase in credit loss expense offset by various reductions due to cost-cutting initiatives implemented during the current year.

Other Income and Expense

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Other Income	$-	$-	$-	$535,000	$-	$535,000
Interest Income	1,000	3,000	(2,000)	86,000	15,000	71,000
Interest Expense	(130,000)	(94,000)	(36,000)	(356,000)	(280,000)	(76,000)
Other Income (Expense)	$(129,000)	$(91,000)	$(38,000)	$265,000	$(265,000)	$530,000

Other income was approximately $535,000 and $0 for the nine months ended September 30, 2025, and 2024.  Other income consisted of employee retention tax credits received in the current year period.

Interest income was approximately $1,000 and $3,000 for the three months ended September 30, 2025, and 2024, respectively. Interest income was approximately $86,000 and $15,000 for the nine months ended September 30, 2025, and 2024.  The increase for the nine months was due to interest income in connection with the employee retention tax credits received in the current year period.

Interest expense was $130,000 and $94,000 for the three months ended September 30, 2025, and 2024, respectively.  Interest expense was $356,000 and $280,000 for the nine months ended September 30, 2025, and 2024, respectively. The increase in interest expense was due to the issuance of additional convertible notes in the current year periods.

Provision for Income Taxes

	For the three months			For the nine months
	ended			ended
	September 30,		Change	September 30,		Change
	2025	2024		$2025	2024	$
Provision for Income Tax Expense (Benefit)	$-	$-	$-	$-	$-	$-

Provision for income tax was $0 for the three and nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of approximately $490,000 and working capital of $2,493,000. Our principal capital requirements are to fund operations, invest in research and development and capital equipment, and the continued costs of compliance with public company reporting requirements. We have historically funded our operations through funds generated through operations and debt and equity financing. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

For the nine months ended September 30, 2025 and 2024, we incurred losses from operations of ($2,209,000) and ($956,000), respectively. Cash used in operations for the nine months ended September 30, 2025 and 2024 was ($577,000) and ($1,453,000), respectively.

A breakdown of our statement of cash flows for the nine months ended September 30, 2025 and 2024 is provided below:

	For the nine months ended September 30,
	2025	2024
Net Cash (Used) in Operating Activities	$(577,000)	$(1,453,000)
Net Cash (Used) in Investing Activities	$(133,000)	$(105,000)
Net Cash Provided By Financing Activities	$535,000	$28,000

Operating Activities

Cash used in operations for the nine months ended September 30, 2025 and 2024 was $577,000 and $1,453,000, respectively. The decrease was primarily attributable to management action on working capital with a focus on accounts receivable and inventory.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $133,000 and $105,000, respectively. The increase was attributable to patent and trademark costs incurred in the current year period compared to property and equipment purchased in the prior year period.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $535,000 and $28,000, respectively. The increase is attributable to the proceeds from the issuance of convertible notes in the current year period.

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

For the nine months ended September 30, 2025 and 2024, our net loss was approximately $1,943,000 and $1,221,000, respectively, and the cash used in operations was approximately $577,000 and $1,453,000, respectively. As of September 30, 2025, we had approximately $490,000 of cash and cash equivalents and an accumulated deficit of $56.2 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements in this Form 10-Q are issued. While we cannot predict our liquidity position beyond the next twelve months, we are expecting our business opportunities and customer base to continue to expand and grow, which may provide us with additional liquidity to fund our operations. We continue to consider and pursue various financing transactions such as equity and debt offerings, and we expect to raise additional capital through the sale of convertible debt securities as described in more detail below. However, there can be no assurance that we will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

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

During the nine months ended September 30, 2025, we entered into securities purchase agreements (the “ 2025 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we sold an aggregate of $535,000 of convertible promissory notes to Investors (the “Note”) in private placement transactions. The 2025 SPA allows us to offer and sell in multiple closings up to an aggregate principal amount of $3,000,000 of Notes. The Notes are due on the fifth anniversary of their issuance and bear interest at a rate of 12% per annum, payable in equal monthly installments. The Notes are convertible at any time into shares of the Company’s common stock, at the option of the holder at a conversion price of $1.25 per share, as adjusted, which shall not exceed $1.55 per share. In addition, the Company can require Investors to convert the Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on the Nasdaq Capital Market for any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the SPA). The Notes are unsecured and senior to other indebtedness of the Company subject to certain exceptions. The offer and sale of the Notes pursuant to the 2025 SPA is not registered under the Securities Act of 1933, as amended (the “Securities Act”), as it is exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder. We also entered into registration rights agreements with the Investors pursuant to which we agreed to register the resales of shares of common stock issuable upon conversion of the Notes.

On November 5, 2025, we entered into an Equity Purchase Agreement with Hudson Global Ventures, LLC, pursuant to which and upon the terms and subject to the conditions set forth therein, we have the right, but not the obligation, to sell to Hudson up to $20,000,000 of shares of our common stock, par value $0.01 per share, from time to time over a 24-month period.

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

The SEC defines critical accounting estimates as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and the most demanding of our judgment. We consider the following estimates to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact on our results of operations, financial position and cash flows.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC, Topic 606”), Revenue from Contracts with Customers. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

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

Contract Balances

As of September 30, 2025, and December 31, 2024 we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $309,752 and $211,724, respectively.

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

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and nine months ended September 30, 2025 and 2024.

Recently issued accounting pronouncements not yet adopted

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 using a prospective transition method.

In November 2024, FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). In January 2025, ASU No. 2025-01 was issued to clarify the effective date for all public business entities. The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In July 2025, FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below, and such material weakness has not been remediated as of September 30, 2025.  Our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of September 30, 2025, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

Remediation Plans

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above, and such remediation plans include the following:

•

We plan to expand the resources within the finance and accounting departments with personnel who possess sufficient knowledge and experience in applying U.S. GAAP, including but not limited to developing appropriate accounting estimates, reserves, and allowances in a timely manner and to maintain proper segregation of duties. In this regard, in May 2025, the Board appointed a new Chief Financial Officer with substantial experience and skills in financial accounting matters.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025 and except as disclosed above regarding the material weaknesses and related remediation plans, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II: OTHER INFORMATIN

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During 2025, we entered into Securities Purchase Agreements (the “SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $3,000,000 of convertible promissory notes, referred to here as the Notes. Pursuant to the SPA and as of September 30, 2025, we sold and issued the Notes to purchase an aggregate of 428,000 shares of common stock at an exercise price of $1.25 per share in exchange for aggregate gross proceeds of $535,000. The securities were issued in private placements in reliance on Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, and  since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: November 14, 2025	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ DAVID VANSTON
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

