Form 10-K
period 2025-12-31
TOMI Environmental Solutions, Inc.
filed 2026-03-31
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-09908

TOMI ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1947988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8430 Spires Way Frederick, Maryland	21701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 525-1698

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TOMZ	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,112,176, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on such date.

As of March 20, 2026, the registrant had 20,540,539 shares of common stock outstanding.

Documents incorporated by reference

None.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Important factors that could affect our performance and cause results to differ materially from management’s expectations are described in the section entitled “Risk Factors,” Item 1A of this Annual Report on Form 10-K. These factors include, but are not limited to: our history of losses that may prevent us from achieving profitability in the future; our lack of long-term customer contracts and our inability to rely on our sales history or backlog as an indicator of our future sales; that we are subject to a variety of risks associated with doing business internationally; our success in business depends on our ability to adequately protect our intellectual property; and that our stock price is volatile and there is a limited market for our shares.

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

PART I

Item 1. Business

Overview

TOMI Environmental Solutions, Inc. ("TOMI," "we," "our," or the "Company") is a global provider of disinfection and decontamination solutions, offering environmentally friendly products and services for indoor air and surface treatment. Our flagship product line, SteraMist uses our patented Binary Ionization Technology (“BIT”) to deliver a low-concentration (7.8%) hydrogen peroxide-based fog or mist that effectively treats all indoor environments and surface areas.

Developed under a grant from the United States Defense Advanced Research Projects Agency (“DARPA”), SteraMist generates ionized Hydrogen Peroxide (“iHP”) through a high-voltage atmospheric cold plasma arc, converting hydrogen peroxide solution into submicron hydroxyl radical particles. This process achieves a 6-log (99.9999%) or greater kill rate against a broad spectrum of pathogens, leaving only oxygen and humidity as by-products. We maintain U.S. Environmental Protection Agency (“EPA”) registration for our BIT solution, along with applicable regulatory approvals in all 50 states, Washington D.C., Canada, and approximately 40 other countries.

We serve four primary market divisions: Life Sciences, Hospital-Healthcare, Food Safety, and Commercial. Within such industries, our revenue is derived from equipment sales, BIT Solution consumables, corporate decontamination services, and Installation/Operational/Performance Qualification (IQ/OQ/PQ) services.

Our mission: Innovating for a Safer World®.

2025 Highlights

While 2025 presented revenue headwinds, the year was marked by significant commercial momentum, new market entries, product validation across all four divisions, and a strong exit pipeline. The following summarizes key announcements and milestones during fiscal year 2025:

First Quarter

On January 10, 2025, we announced support for partners and clients preparing for emerging public health threats, including RSV, Human Metapneumovirus (HMPV), and highly pathogenic Avian Influenza (H5N1), leveraging SteraMist for infection prevention across government agencies, commercial clients, and school districts.

On February 4, 2025, we deployed SteraMist iHP technology to support wildfire recovery efforts in California communities.

On February 27, 2025, we achieved compliance recognition on the Avetta vendor management platform, reflecting our commitment to health, safety, and environmental (HSE) excellence. This follows our 2024 Gold Safety Award from Highwire. Affiliations with Avetta, Highwire, and ISNetworld open new avenues for TOMI with a broader network of industry leaders.

On March 20, 2025, we deployed SteraMist iHP technology at NASA’s Johnson Space Center, marking our expansion into the aerospace sector.

On March 21, 2025, we announced an expansion into aquaculture with new partner Algafeed.

On March 24, 2025, we announced a contract to install a SteraMist iHP Custom Engineered System (“CES”) at a leading university in Rhode Island, valued at approximately $450,000.

On March 25, 2025, we announced an OEM partnership with PBSC, a premier manufacturer of high-containment, material decontamination, and cleanroom solutions, integrating iHP into their passthrough hatches and chambers.

Second Quarter

On May 30, 2025, the Board of Directors (the “Board”) appointed Mr. David Vanston as Chief Financial Officer of the Company, bringing substantial financial accounting and reporting expertise to support the Company's operations and internal control improvement initiatives.

On June 12, 2025, SteraMist was honored with the 2025 “Disinfection and Decontamination Products Company of the Year” award from Medtech Outlook.

On June 16, 2025, we announced the first commercial installation of our new SteraMist Integration System – Standalone (“SIS-SA”) with a leading CDMO, marking the commercial launch of this product line.

On June 23, 2025, we announced that SteraMist demonstrated efficacy in combating Honeybee Colony Collapse, positioning TOMI to support global food security through environmental biosecurity.

Third Quarter

On July 16, 2025, we announced the successful SIS-SA installation in the pharmaceutical isolator market. Since that announcement, we have integrated SteraMist iHP into two additional enclosures with a strong pipeline for further installations.

On August 11, 2025, our East Coast distributor Ares Scientific announced an additional win with a new university client using our SIS platform, strengthening our academic vertical.

On August 12, 2025, we announced a major new customer in the eye health sector, comparable in scale to Pfizer and Merck, who implemented SteraMist iHP at two facilities in under four months and placed open BIT Solution orders for 2026.

On September 16, 2025, the Company announced the appointment of Francesco Fragasso to its Board, strengthening TOMI's corporate governance and bringing additional expertise to support the Company's strategic growth initiatives.

On September 18, 2025, the FDA broadened the permitted use of hydrogen peroxide as a direct food additive. This regulatory change significantly expands the potential application of SteraMist iHP in the food safety market, particularly for ready-to-eat food processing.

On September 24, 2025, we onboarded the first of three major commercial service provider companies in Q3, all of which show strong potential for expanded SteraMist iHP adoption through their franchise networks.

Fourth Quarter

On October 1, 2025, we announced the appointment of Harold W. Paul to the Company’s Board.

On October 1, 2025, we announced the purchase of SteraMist iHP equipment and BIT Solution totaling $175,000 by Trauma and Casualty Team (T.A.C.T.) franchises, a premier provider of decontamination services operating 18 franchises across the United States. T.A.C.T.'s adoption of SteraMist technology represents a key milestone in the Company's commercial growth strategy.

On November 5, 2025, the Company entered into an equity line of credit (“ELOC”) pursuant to which the Company has the option to sell, from time to time, up to $20,000,000 shares of its common stock over a 24-month period. The ELOC provides the Company with flexible access to capital on an as-needed basis, subject to applicable Nasdaq listing requirements.

On November 10, 2025, we showcased our SIS platform at the AALAS 76th National Meeting in Long Beach, California, a key lead generation event for our animal research vertical.

On November 26, 2025, we announced a custom integration pipeline valued at approximately $3 million, with ten active projects across our SIS and CES platforms. Strategic OEM partnerships with ESCO, Steelco, PBSC, Nuaire, and Getinge are driving platform growth and broader distribution.

On December 18, 2025, we secured a signed purchase order valued at approximately $500,000 from a global biopharmaceutical leader for the integration of SteraMist iHP into passthrough fill boxes used in sterile manufacturing.

On December 22, 2025, we announced the adoption of SteraMist iHP by a leading Cell and Gene Therapy (“CGT”) manufacturer for a commercial-scale pharmaceutical facility, including full IQ/OQ qualification and whole-facility iHP Corporate Service fogging of manufacturing suites, QC labs, and support spaces.

We are actively pursuing additional EPA labels and await further acceptance of our food safety label submitted in mid-2025, while preparing to file for a fifth label based on the above referenced studies conducted with Plum Island. Sales of our BIT Solution have remained stable, but we are fulfilling open orders and automatic shipments for customers, with a notable increase in demand from food safety clients. The FDA's late 2025 announcement, along with ongoing individual customer studies, has enhanced our visibility and sales in the Food Safety sector. While we face challenges with some international registrations, we are committed to overcoming these hurdles, which we believe will ultimately drive sales growth for TOMI. Additionally, we continue to invest in safety and compliance recognitions, such as Avetta and ISN, which are increasingly becoming prerequisites for many of our integration projects.

Regarding the referenced $3 million pipeline for integration projects on November 26, 2025, which encompasses our SIS platform, Hybrid, and CES offerings, approximately $1.6 million has been awarded, with $800,000 recognized since the announcement. While the SIS and iHP Passthrough was a success, we have since started our second project with OEM partner, PBSC. These projects vary in scope, including manufacturing, installation, and validation requirements, which may extend over multiple quarters depending on customer schedules. We anticipate the remaining pipeline to be awarded in the first half of 2026. Additionally, we have identified an extra $1.7 million in projected integration pipeline from bids written specific for iHP technology and from our existing customer and contractor relationships. This of course does not include our entire integration pipeline which stands at $10 million.

The Science Behind the Technology

BIT technology was initially developed in response to weaponized anthrax spore attacks. It aerosolizes and activates a 7.8% hydrogen peroxide solution through an atmospheric cold plasma arc, producing a fine aqueous mist (0.3–3 μm) with a high concentration of hydroxyl radicals (“OH”). These radicals damage pathogens via oxidation of proteins, carbohydrates, and lipids, rendering DNA and RNA inactive and causing complete cellular disruption.

SteraMist BIT was EPA-registered (90150-2) in June 2015 as the first equipment-plus-solution combination hospital-healthcare disinfectant. Our EPA label supports claims against Staphylococcus, MRSA, Salmonella, H1N1, C. difficile spores, Norovirus, and Emerging Viral Pathogens including SARS-CoV-2 variants. In 2021, our 0.35% hydrogen peroxide product received separate EPA registration (90150-3). In 2022, SteraMist was added to the EPA’s List Q for rare and novel viruses. GLP efficacy data supports all label claims.

Our Customers

SteraMist is used by organizations across life sciences, hospital-healthcare, food safety, and commercial sectors. Our current client roster includes Fortune 100 pharmaceutical and healthcare companies such as Pfizer, Merck, AbbVie, Bausch & Lomb, ThermoFisher Scientific, Eli Lilly and Company, FUJIFILM Diosynth Biotechnologies USA, and Fresenius Kabi, as well as government agencies including the National Institutes of Health (“NIH”), the U.S. Department of Agriculture (“USDA”), Centers for Disease Control and Prevention (“CDC”), United States Army Medical Research Institute of Infectious Diseases and of Chemical Defense (“USAMRIID” and “USAMRICD”) and NASA’s Johnson Space Center. In food safety, our customers include Nestle, Sensient Technologies Corporation, Mayorga Organics, Lakeview Farms, LLC, Batory Foods, Danone, and Perdue. Healthcare customers include Tower Health, Novant Health, Corewell Health, NorthEast Medical Services, St. Jude Children’s Research Hospital, Edgewell Personal Care, and Mass General Brigham. And, we continue to work in tandem with service providers from franchises of DKI, First Onsite, Steri-Clean, Triumvirate Environmental, and Controlled Contamination Services, LLC.

Our products and services are offered through direct sales, independent representatives, and a global network of distributors and certified service providers operating under the SteraMist Pro Certified (“SPC”) program.

Industries and Market Segments

Our operations are organized around four divisions, each targeting specific regulatory and operational requirements:

Life Sciences

The life sciences sector was among the first to adopt SteraMist iHP, recognizing the limitations of traditional vaporized hydrogen peroxide (VHP) and harsh chemical gaseous methods. Pharmaceutical manufacturers, Contract Development and Manufacturing Organizations (“CDMOs”), and research institutions require fully automated, validated decontamination with minimal downtime. Our CES, Hybrid, and SIS product lines are specifically designed to address these requirements, with all installations undergoing full IQ/OQ/PQ validation. The onshoring of pharmaceutical manufacturing, particularly in Virginia with commitments from Merck, Eli Lilly, and AstraZeneca, positions us favorably for expanded adoption in the near term.

Hospital-Healthcare

Healthcare-associated infections (“HAIs”) affect 7–10% of hospitalized patients globally each year, creating significant demand for advanced disinfection. TOMI targets this market by providing rapid-turnaround disinfection for operating rooms, pharmacies, ambulances, and emergency environments. We are expanding our presence through partnerships with group purchasing organizations (“GPOs”) such as Vizient and through targeted educational campaigns aimed at facility managers and infection control professionals.

Food Safety

Food safety regulations require rigorous sanitation across all stages of food handling and processing. The FDA’s 2025 final rule broadening the permitted use of hydrogen peroxide as a direct food additive significantly enhances our positioning in this sector, opening the door for iHP application on food contact surfaces and food products themselves, particularly in the ready-to-eat (“RTE”) segment. In 2025, we experienced significant growth in interest within the Food Safety industry, as we conducted a diverse array of specialized tests in collaboration with industry stakeholders. We are committed to not only expanding our project pipeline but also enhancing awareness of our technology and building relevant relationships in the field, which offers effective application methods in an industry adapting to a new standard of cleanliness.

Commercial

Our Commercial division serves aviation, hospitality, education, government, emergency services, and restoration sectors through a growing network of certified service providers. We have established relationships with large franchise networks including T.A.C.T. (18 U.S. locations), Steri-Clean (approximately 60 franchises), and others. SteraMist’s unique combination of rapid deployment, no preconditioning requirements, and minimal PPE needs makes it well-suited for high-frequency commercial use.

As we advance our efforts to educate various sectors about the implementation of SteraMist iHP and the adoption of our handheld equipment in schools, transportation, and hospitality as standard protocols, we are witnessing an integration of our service providers, primarily from the commercial division, with our Life Sciences division. This convergence includes providers specializing in lab clean-up and Biological Safety Cabinets (BSCs) certification, who are increasingly adopting iHP technology, specifically the SIS platform of products. This development fosters competition among them, as our iHP technology offers a faster efficient solution that can effectively replace two steps in a traditional three-step cleaning process, enabling these providers to enhance productivity in their daily operations and offer iHP over the traditional solutions the industry has become accustomed to.

Research and Development

Our research and development efforts focus on improving, extending, and applying our proprietary iHP technology across new markets and use cases. Research and development expenses for the years ended December 31, 2025 and 2024 were approximately $290,000 and $291,000, respectively.

In the past, we have made significant strides in expanding our regulatory registrations and efficacy study portfolio to capitalize on new and existing market opportunities. Notably, we completed a second 24-month stability study for our 7.8% BIT Solution, which met EPA requirements and confirmed safe shipping and storage. Our 0.35% hydrogen peroxide product received EPA registration for greenhouse and pre- and post-harvest applications, while we pursued further studies on food safety pathogens. Additionally, we've received validation from the Department of Homeland Security's Plum Island Animal Disease Center for iHP's effectiveness against foot-and-mouth disease virus and African Swine Fever, while also working on new labels to support the cannabis industry and researching best practices for minimizing emergency responder exposure to synthetic opioids and exploring iHP as an alternative to ethylene oxide (EtO) in sterilization applications.

In 2025, we initiated several key projects that we continue to advance in the following years. Notably, we began drafting Standard Operating Procedures (SOPs) for live-use applications of iHP in bee hives and continued our international studies to comply with necessary regulations and timelines. We focused on developing SOPs for turnout gear for firefighters, assessing both carcinogen proofing and material compatibility to identify optimal iHP application methods for this group. Additionally, we addressed industry-specific requirements for food safety, particularly concerning Listeria monocytogenes, with positive results from onsite demonstrations and tests on food preservation involving cheese, strawberries, and cut cantaloupe. We also maintained our collaboration with universities to develop protocols for formal studies targeting C. auris, prions, and pinworms, while planning to conduct USP 1072 studies for our Life Sciences division. Lastly, we recognized the need for more data on live applications to tackle the underrepresented public health issue of mycotoxins globally.

We conduct annual self-audits of all SOPs and product compliance processes.

Revenue Sources

We have two sources of revenue, Product and Service, with BIT solution sales from equipment usage leading to a razor-blade model, recurring revenue.

Products Revenue line

The SteraMist product line encompasses both mobile and permanently integrated solutions. Handheld devices provide convenient point-and-spray application at 5 seconds per square foot. Automated environment systems achieve full room disinfection of spaces up to 103.8 m³ (3,663 ft³) using three applicators in approximately 45 minutes.

Off-the-Shelf Mobile Equipment

SteraPak

An all-in-one backpack system with rechargeable battery and cordless operation. Compatible with AC and DC power for use in all countries. Sold with a case of BIT Solution (eight 32-oz bottles).

SteraMist Surface Unit

The original handheld, fully portable unit for quick-turnover disinfection of any affected space. Sold with a case of BIT Solution (four-gallon bottles).

SteraMist Environment System (ENV)

A transportable, remotely controlled system for complete room disinfection. Supports manual and fogging modes; provides downloadable cycle data and audit reporting required by Life Sciences facilities. Sold with a case of BIT Solution (four-gallon bottles). The fourth-generation ENV, featuring a 24-volt universal outlet model, is now commercially available. This model converts more BIT Solution to hydroxyl radicals, lowering residual H₂O₂ PPM levels for faster re-entry times, and includes eight programmable outputs for integration with external equipment.

Total Disinfection Cart

Designed with input from healthcare EVS teams. Houses the Surface Unit, a portable H₂O₂ monitor, Carbon Air Scrubber, Respiratory Protection System, and a custom ICU 55-minute terminal cleaning protocol.

SteraMist Transport

An all-in-one dual-voltage fogging product for vehicles. Application time of 20 minutes per 1,000 cubic feet. Features remote start and cycle notification lights. Sold with a case of BIT Solution (eight 32-oz bottles). The Transport completed its soft launch phase in 2025 and has been placed with international customers and domestic distributors for live practical assessment.

NV+

A solution for smaller areas and budgets, featuring precise volume-based dosing, remote activation, audit reporting, and cleanroom compliance (GMP, cGMP, GLP). Delivers a 36-minute injection cycle for spaces up to 1,800 cubic feet via a telescopic rotating applicator.

Integration Product Offerings:

SteraMist Hybrid

Combines CES-style permanently installed stainless-steel applicators with the ENV generator via a central docking hub. Compliant with cGMP, GMP, and ISO standards. Supports four outputs and analog input from an H₂O₂ sensor. Designed for facilities that require automated decontamination within budget or timeline constraints that do not accommodate a full CES. The Hybrid was first installed at Xenith Pharmaceutical (f/k/a Indigo Pharmaceutical) and subsequently at BeSpoke Pharmaceuticals, with ongoing customer interest driven in part by referrals from existing installations.

SteraMist Integration System (SIS)

The SIS lineup provides versatile enclosure decontamination across three configurations: SIS-SA (stand-alone, stocked inventory), SIS-Pharm (made-to-order for pharmaceutical applications), and SIS-MFG (OEM-integrated for manufacturer partner enclosures). Launched in the second half of 2024, the SIS achieved its first commercial installation in Q2 2025 at a leading CDMO and has since been adopted across pharmaceutical isolators, biosafety cabinets, and OEM cleanroom enclosures. As of year-end 2025, we had ten active SIS and CES integration projects with a combined pipeline valued at approximately $3 million. Strategic OEM partnerships with ESCO, Steelco, PBSC, Nuaire, and Getinge are expanding our route to market for this platform.

Stainless Steel 90-Degree Applicator

Redesigned and manufactured to a 316 stainless steel 90-degree configuration. The ideal applicator for all SIS product lines; available with a flange for permanent or semi-permanent installation.

Custom Engineered System (CES)

A permanent installation for rooms requiring routine automated decontamination, fully integrated into the facility’s HVAC system with permanently mounted applicators and optional SCADA monitoring. Custom-designed, procured, and installed; all CES installations worldwide have undergone full IQ/OQ/PQ validation.

As of year-end 2025, we had ten active integration projects with a combined pipeline valued at approximately $3 million. Strategic OEM partnerships with ESCO, Steelco, PBSC, Nuaire, and Getinge are expanding our route to market for this platform.

Recent Developments

SteraMist engineering continues to advance turnkey decontamination integrations for cleanroom chambers, biosafety cabinets, passthroughs, isolators, and cage washers in collaboration with key enclosure manufacturers. Our 2025 engineering focus has centered on three priorities: expanding the SIS platform into new OEM channels, advancing the PBSC partnership toward its first completed collaborative installation, and scaling CES qualification capabilities in-house to reduce reliance on third-party consultants and improve margin on validation revenue.

Collectively, our installed base of CES, Hybrid, and SIS systems continues to grow, supporting recurring BIT Solution consumption and long-term customer relationships. We believe the shift toward automated, validated, and integrated decontamination, driven by pharmaceutical manufacturing trends including continuous bioprocessing, modular facilities, and AI-enabled manufacturing, positions our product portfolio favorably for continued adoption.

Competition

The disinfection, decontamination, and sanitization industry is intensely competitive and highly regulated across all four of our divisions. Comparable competitors include companies marketing hydrogen peroxide-based products, such as Steris Corporation, Bioquell (owned by Ecolab), and The Clorox Company, as well as numerous ultraviolet and quaternary ammonium chemical companies. Some competitors have longer operating histories, greater name recognition, and substantially greater financial and marketing resources.

SteraMist iHP achieves a 6-log (99.9999%) or greater kill rate, compared to 99.9% (sanitizing) or 99.99% (disinfection) achieved by most household and industrial disinfectants. Per EPA Registration Nos. 90150-2 and 90150-3.

SteraMist’s key competitive advantages include:

•	Ready-to-use formula — no mixing required,
•	Reaches above, below, and around surfaces beyond traditional sprays and wipes,
•	No preconditioning of space required,
•	No wipe, no rinse — leaves no residues,
•	Gentle on electronics and sensitive equipment,
•	Minimal PPE requirements per EPA label,
•	Does not contain heavy metals, dyes, fragrances, silver ions, or peracetic acid,
•	Only by-products are oxygen and humidity,
•	Fully validated to GMP/GLP standards with downloadable audit reporting,
•	Mobile and portable for rapid deployment; also available as permanent installed systems,
•	DOT transport advantage: our BIT Solution’s 7.8% hydrogen peroxide concentration falls below the DOT threshold prohibiting air shipment of products containing greater than 8% hydrogen peroxide — competitors relying on higher-concentration formulations must ship by rail, road, or sea, adding cost and lead time.

We go to market through a direct sales force, independent representatives, and exclusive and non-exclusive international distributors, supported by the SteraMist Pro Certified (SPC) service provider program and strategic alliances with construction companies, engineers, and design firms that facilitate CES and SIS adoption in new facility construction and renovation projects. This multi-channel approach, combined with our qualification services and growing OEM partnerships, creates a durable competitive position that is difficult to replicate quickly.

Manufacturing

We outsource the manufacturing and blending of our SteraMist® equipment and BIT™ Solution. Equipment is manufactured by ISO 9001 registered companies with facilities in Pennsylvania, Delaware, New Jersey, North Carolina, California, and Australia. Our BIT Solution is blended by an EPA-approved blender using a single active ingredient: 7.8% hydrogen peroxide. TOMI maintains full creative control throughout design and manufacturing, and neither our manufacturer nor blender may modify products without our written consent.

Intellectual Property

Our intellectual property portfolio is a key strategic asset supporting our global market position. We hold or have pending over 25 utility or design patents worldwide, protecting both the methods and systems underlying our SteraMist® BIT™ platform, with U.S. patents extending through 2038. Recent additions include patents for backpack decontamination units, mobile carts, and applicator technology in the United States, along with new protection in Singapore, Korea, and other jurisdictions.

We hold more than 30 design patents for decontamination devices, covering applicators, chambers, carts, and surface-mounted systems, across major global markets including the United States, China, Japan, Korea, and the United Kingdom. We continue to pursue applications in Europe, China, and Australia for further additional applications of SteraMist BIT, including food decontamination and iHP-enabled “immune building” biosecurity systems.

In addition, we maintain over 200 trademarks registered or pending in multiple classes across the globe, covering chemical formulations, sterilization equipment, services, and training.

Government Regulation

Our business is subject to government regulations in all countries in which we operate. In the United States, the EPA, FDA, and other authorities regulate the development, manufacture, sale, and distribution of our products. We believe we are currently compliant in all material respects with applicable regulatory requirements, and to date, every registration we have applied for has been accepted.

Human Capital

As of March 20, 2026, we employ 20 full-time executive, operational, and administrative personnel. Given our size, we operate with a lean, cross-functional team in which individual contributors carry significant responsibility across sales, service delivery, engineering, and regulatory affairs. We believe our relations with our employees are good and that our ability to attract and retain qualified personnel is supported by our differentiated technology platform and mission-driven culture.

Available Information

We make available free of charge on or through our corporate website, https://tomimist.com/, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments to those filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We provide several website addresses in this Annual Report on Form 10-K. These website addresses are intended to provide inactive, textual references only. The information contained on the websites is not part of or incorporated by reference into this Annual Report on Form 10-K, unless specifically stated therein.

In addition, the SEC maintains a website that contains reports, proxy statements, and other information about issuers, such as TOMI, who file electronically with the SEC. The address of the website is www.sec.gov.

Item 1A. Risk Factors

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

We generated a net loss of approximately $3.7 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively.  We also had an accumulated deficit of $58.1 million as of December 31, 2025.  Prior to 2020, we did not generate any profit from our business operations.  The increase in our revenue and net income during 2020 was primarily due to a significant increase in demand for our products as protective measures against the spread of the COVID-19 disease during the pandemic. Such demand subsided in 2021 as the pandemic gradually came under control, which caused us to incur a net loss in 2021 and such trend has continued. In addition, if we decrease our headcount and expenses, we may be unable to support our continued product development and planned growth, and we may not be able to achieve profitability.

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

Our SteraMist® family of products is currently our primary product offering, and we are completely dependent on its success. Successfully commercializing products such as ours is a complex and uncertain process. Our commercialization efforts will depend on the efforts of our management and sales team, our third-party manufacturers and suppliers and general economic conditions, among other factors, including the following:

•	the effectiveness of our marketing and sales efforts in the United States and internationally,
•	our third-party manufacturers and suppliers’ ability to manufacture and supply the components of our SteraMist® products in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies,
•	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing disinfection products,
•	our ability to obtain, maintain, and enforce our intellectual property rights in and to our SteraMist® products,
•	the emergence of competing technologies and other adverse market developments, and our need to enhance our SteraMist® products and/or develop new products to maintain market share in response to such competing technologies or market developments,
•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our SteraMist® products; and
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our SteraMist® products.

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

Our agreements with restoration industry specialists are not exclusive, which may allow our competitors to sell their products and services to such specialists.

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

Our BIT technology as a Hospital-Healthcare disinfectant has been proven successful in reducing infections in hospital ICU, BIT having received full Hospital registration for Clostridium difficile spores from the EPA in mid-2017. Our sales are dependent upon broad market acceptance of our technology that replaces long-standing failing manual cleaning techniques such as quaternary ammonium compounds and bleach for disinfection, with our no-touch mechanical process. The failure to obtain broad market acceptance inevitably leads to substantially increased lead times for sales until our prospective customers, particularly in the Hospital-Healthcare market, are accustomed to the use of newer mechanical technology. The inability to timely meet our sales goals could adversely affect our financial condition and results of operations.

There is substantial doubt about the Company’s ability to continue as a going concern.

For the years ended December 31, 2025 and 2024, our net loss was approximately $3.7 million and $4.5 million, respectively, and the cash used in operations was approximately $1.2 million and $1.4 million, respectively. As of December 31, 2025, we had approximately $88,000 of cash and cash equivalents and an accumulated deficit of $58.1 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. We intend to fund ongoing activities by utilizing our current cash on hand, the cash generated from operations, and by raising additional capital through equity or debt financing. We continue to pursue various options to raise capital to enhance our cash position, including more recently by issuing convertible notes to accredited investors.

In November 2025, we entered into an ELOC, pursuant to which we have the right, but not the obligation, to sell up to $20,000,000 of shares of our common stock over a 24-month period subject to certain conditions. However, the availability of ELOC and our ability to sell stock depends substantially on the trading price and volume of our stock, which may materially limit our ability to utilize the ELOC to raise capital.

There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, as our ability to raise capital may be affected by various factors, including general market conditions, volatility of our stock price, investor interests and expectations, and our financial performance.

We are subject to a variety of risks associated with doing business internationally.

We sell our products internationally through exclusive and non-exclusive sales representatives and distributors in Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international sales and other operations. These include: risks associated with currency exchange rate fluctuations; requirements or preferences for domestic products or solutions, which could reduce demand for our products; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; unexpected legal or regulatory changes; enhanced credit risks in certain countries and emerging market regions; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; exchange controls or other trade restrictions including, constraints on our supply chain and the industries in which we operate; customs clearance and shipping delays; general economic and political conditions in countries where end users of our products are situated; natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, travel, social distancing and quarantine policies, boycotts, curtailment of trade, and other business restrictions affecting our ability to sell our products; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and difficulties associated with compliance with a variety of laws and regulations governing international trade. The recent imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such government actions, could increase the cost of goods for our products or reduce our ability to sell products globally, which may adversely affect our operating results and financial condition.

We are subject to risks associated with international conflicts, geopolitical instability, and related economic disruptions.

Our business and operations may be adversely affected by geopolitical events and international conflicts, including armed conflicts, wars, terrorism, and political instability in regions where we operate or where our customers, suppliers, or distributors are located. Such events can cause significant disruptions to global supply chains, energy markets, financial markets, and international trade, any of which could adversely affect our ability to source products, serve international customers, and operate our business.

Current and ongoing geopolitical tensions, including conflicts in the Middle East and Eastern Europe, the imposition of economic sanctions, trade restrictions, and countermeasures by affected nations, have contributed to elevated energy costs, supply chain disruptions, and financial market volatility. The duration, scope, and ultimate resolution of these conflicts and related diplomatic and economic measures cannot be predicted, and the consequences for global commerce, energy supply, and financial stability remain uncertain.

These and any related geopolitical events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

If our procedures to ensure compliance with export control laws are ineffective, our business could be harmed.

Our sales to foreign entities are subject to far-reaching and complex export control laws and regulations. Violations of those laws and regulations could have material negative consequences for us including large fines, criminal sanctions, prohibitions on participating in certain transactions and government contracts, sanctions on other companies if they continue to do business with us and adverse publicity.

Climate-related risks, evolving environmental regulations, and increased focus on environmental, social and governance matters could adversely affect our business, financial condition and results of operations.

Our operations and those of our customers and suppliers may be subject to increased regulatory requirements related to climate change, greenhouse gas emissions, and environmental sustainability. Federal, state and foreign governmental authorities continue to consider and implement new or more stringent environmental regulations, including potential requirements relating to carbon emissions, energy consumption, chemical usage, and product lifecycle impacts. Compliance with any such new or expanded regulations could increase our operating costs, require modification of our manufacturing or distribution processes, or require changes to our product formulations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Also, natural disasters, extreme weather events, floods, droughts and other disruptions — could adversely affect our operations, our suppliers' ability to deliver materials and components in a timely manner, and our customers' ability to operate their facilities. Such disruptions could reduce demand for our products, impair our supply chain, or require us to incur additional costs to maintain business continuity.

Separately, investors, customers, regulators and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) matters. We may face pressure to adopt or report on ESG initiatives, set emissions reduction targets, or meet third-party sustainability standards. Failure to meet evolving ESG expectations, whether or not mandated by regulation, could harm our reputation, make it more difficult for us to attract or retain customers and employees, or adversely affect our access to capital. Responding to ESG demands may also require us to divert management attention and incur costs that could adversely affect our operating results. We cannot predict the ultimate scope or timing of future climate-related or ESG regulatory requirements, and our failure or inability to comply with applicable requirements or meet stakeholder expectations could have a material adverse effect on our business, financial condition and results of operations.

Our reliance upon third-party contractors, suppliers and manufacturers for the manufacture of our products increases the risk that we will not have enough of our products or such quantities at an acceptable cost, and reduces our control over the manufacturing process.

We rely upon third parties to supply us with our products. We outsource the manufacturing of our SteraMist® line of equipment to a single manufacturing company and use contract manufacturers to build our BIT-based systems, as we do not maintain our own manufacturing facilities. Our dependence on a single manufacturer for our primary equipment line means that any disruption to that relationship, whether due to financial difficulties, operational failures, loss of key personnel, or disagreements over terms, could have an immediate and material impact on our ability to fulfill customer orders and generate revenue. If we fail to maintain our relationship with our current primary manufacturer, we may not be able to effectively commercialize and market our products due to risks including increased product costs, limited inventory, and the possible misappropriation of our proprietary information, such as our trade secrets and know-how.

Alternative production facilities may not be available in the event of a disruption. The number of third-party suppliers with the necessary manufacturing capability, regulatory expertise, and quality standards to produce our products is limited. Arranging for and qualifying an alternative supplier would be expensive and time-consuming, potentially requiring many months, during which period we could be unable to fulfill customer orders. This risk is amplified by the fact that a significant portion of our revenue is concentrated among a small number of customers; a supply disruption affecting our ability to deliver products could therefore have a disproportionate impact on our revenue and customer relationships. Additionally, supply chain disruptions, component shortages, and input cost inflation, including those attributable to U.S. tariff policy and countermeasures imposed by foreign governments, have previously impacted our suppliers' ability to deliver products to us in a timely manner and at acceptable costs, and may continue to do so.

Because of our reliance upon third parties to supply us with our products, we do not have control over the manufacturing process and are dependent on such suppliers for compliance with all regulations applicable to our products. This includes compliance with the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and EPA registration requirements that govern the manufacture of SteraMist® and its active ingredients. Third-party suppliers may fail, or be unable, to comply with applicable regulatory requirements, which could result in sanctions being imposed on us or our suppliers, including fines, injunctions, civil penalties, delays, suspension or withdrawal of regulatory approvals, seizures or recalls, and operating restrictions, any of which could significantly and adversely harm our business and results of operations. The loss of an EPA registration or a supplier's regulatory standing could require us to cease sales of affected products until the matter is resolved, which could take an extended period of time.

If we are unable to accurately forecast customer demand or effectively manage our inventory, our results of operations could be materially harmed.

We rely on demand forecasts to place orders with our third-party suppliers. Accurately predicting demand is inherently uncertain and may be adversely affected by factors outside our control, including competitive product introductions, shifts in customer preferences and changes in general economic conditions.

If we overestimate demand, we may accumulate excess inventory, resulting in inventory write-downs, write-offs, or obsolescence charges that would reduce our gross margins and adversely affect our financial results. As of December 31, 2025, our reserve for obsolete inventory was $500,000, compared to $1.1 million as of December 31, 2024, resulting from write-offs of inventory identified as obsolete, damaged, or no longer saleable during the year. Future demand shortfalls or product changes could require additional reserves or write-downs.

If we underestimate demand, we may be unable to fulfill customer orders in a timely manner, which could be potentially damaging to our customer relationships. In periods of rapidly increasing demand, our third-party suppliers may lack the capacity necessary to scale production quickly, further limiting our ability to meet demand.

Either outcome could have a material adverse effect on our revenue, gross margins, and results of operations.

Our success depends on our ability to adequately protect our intellectual property.

Our commercial success depends, in part, on our ability to obtain, maintain, defend, file new or enforce our existing patents, trademarks, trade secrets and other intellectual property rights covering our technologies and products throughout the world. We may, however, be unable to adequately preserve such rights due to several reasons, including the following:

•	our rights could be invalidated, circumvented, challenged, breached or infringed upon,
•	we may not have sufficient resources to adequately prosecute or protect our intellectual property right,
•	upon expiration of our patents, certain of our key technology may become widely available; or
•	third parties may be able to develop or obtain patents for similar or competing technology.

Although we devote resources to the establishment and protection of our patents and trademarks, the actions we have taken or will take in the future may not be adequate to prevent violation of our patents, trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their patents, trademarks and proprietary rights. In the future, litigation may be necessary to enforce our trademarks or proprietary rights, and we may be forced to defend ourselves against claimed infringement or the rights of others. Any such litigation could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations.

In addition, we rely in part upon unpatented trade secrets, unpatented know-how, and continuing technological innovation which may not yet, or may never be, patented, to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, third party manufacturers, and consultants. We also have agreements with our employees and consultants that oblige them to assign their inventions to us. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. In addition, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Further, our trade secrets could otherwise become known or be independently discovered by our competitors, which would harm our business.

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

Our ability to protect our intellectual property rights internationally is also subject to significant uncertainty. As part of our growth strategy, we are continuing to expand our operations internationally. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. To the extent that we have obtained or are able to obtain patents, trademarks or other intellectual property rights in any foreign jurisdiction, it may be difficult to stop the infringement of our patents, trademarks or the misappropriation of other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide only limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, efforts to protect our intellectual property rights in such countries may be inadequate. In addition, future changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and products and the enforcement of intellectual property rights.

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

It is important to our business and our long-term growth that we continue to enhance and develop new products. We intend to continue to invest in research and development activities focused on improvements and enhancements to our existing intellectual property and product offerings. Our development goals include the development and commercialization of a variety of sanitizing robotic devices and backpack units. Despite our reasonable efforts, it may not be possible for us to innovate in a way to keep us competitive with other companies due to financial and time constraints which will negatively impact on our business.

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

Despite our current hiring efforts for non-management employees and redefining job descriptions, we have a limited management team size. This limited management team may reduce our ability to effectively manage our business as it grows or responds to significant demand from customers. As we expand, we expect to increase the size of our management team. However, our management team may not be able to adequately manage our business, and any failure to do so could lead to a general negative impact to our business.

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

If we are unable to develop and maintain an effective system of internal controls over financial reporting, or if the requirements of being a public company strain our resources, we may not be able to accurately report our financial results in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP. A material weakness is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Any failure to maintain effective internal controls could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could decline.

As disclosed in Item 9A of this Form 10-K, we concluded that as of December 31, 2025, material weaknesses existed because: (I) there are limited resources within the finance and accounting departments with sufficient knowledge and experience in applying U.S. GAAP, including developing appropriate accounting estimates, reserves, and allowances in a timely manner and maintaining proper segregation of duties; and (II) policies and procedures with respect to the review, supervision, and monitoring of our accounting and SEC reporting functions were either not fully designed and in place or not operating effectively. For a detailed description of the material weaknesses and the remediation actions taken during fiscal year 2025, please see Item 9A, Controls and Procedures.

While we have taken a number of remediation actions during fiscal year 2025, the material weaknesses had not been fully remediated as of December 31, 2025, and there is no guarantee that our remediation efforts will be successfully completed or that new control deficiencies will not arise. Failure to remediate these material weaknesses, or the identification of additional deficiencies, could result in inaccurate financial reporting, regulatory sanctions, or a loss of investor confidence in our financial statements.

In addition, as a public company subject to SOX, the Exchange Act, and Dodd-Frank, we incur significant legal, accounting, and compliance costs. These requirements consume substantial management time, may make it more difficult to attract and retain qualified board members and executive officers, and could expose us to sanctions, regulatory investigations, or litigation if we fail to maintain effective controls. Our compliance with Section 404 of SOX requires ongoing investment as we work to complete the remediation of the identified material weaknesses.

Risk Related to Our Securities

Our stock price is volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small-cap companies. Factors that may affect the volatility of our stock price include the following:

•	anticipated or actual fluctuations in our quarterly or annual operating results;
•	our success, or lack of success, in developing and marketing our products and services;
•	changes in general economic, political and market conditions in either of the regions in which we conduct our business;
•	changes in financial estimates by us or of securities or industry analysts;
•	the issuance of new or updated research reports by securities or industry analysts;
•	the announcement of new products, services, or technological innovations by us or our competitors;
•	the announcement of new customers, partners or suppliers;
•	the ability to collect our outstanding accounts receivable;
•	changes in our executive leadership;
•	regulatory developments in our industry affecting us, our customers or our competitors; competition;
•	actual or purported “short squeeze” trading activity; and
•	the sale or attempted sale of a large amount of common stock, including sales of common stock following exercises of outstanding warrants.

We do not intend to pay dividends for the foreseeable future.

We have not paid dividends on our common stock since inception. The continued operation and expansion of our business will require substantial funding. Accordingly, we currently intend to retain earnings, if any, for use in the business and we do not anticipate that we will pay any cash dividends on shares of our common stock at this time. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Investors seeking cash dividends should not purchase our common stock. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

We have a substantial number of options, warrants, convertible notes and convertible preferred stock outstanding, which could give rise to additional issuances of our common stock and potential dilution of ownership to existing shareholders.

As of December 31, 2025, we had outstanding convertible notes, options, warrants, convertible preferred stock and restricted stock units representing approximately 6.0 million potential shares of our common stock. Additionally, 66,666 RSUs remain unvested and will result in automatic share issuance upon vesting through May 2027, with no exercise price. To the extent any of these securities are exercised, converted or vest, existing shareholders will experience dilution.

Our outstanding convertible notes impose financial obligations, carry risks of dilution upon conversion, and may adversely affect our ability to raise additional capital.

As of December 31, 2025, we had outstanding convertible notes payable with an aggregate principal amount of approximately $3.1 million, net of amortized debt discount of approximately $222,000, resulting in a carrying value of approximately $2.9 million on our balance sheet. These notes bear interest at a rate of 12% per annum, payable in equal monthly installments, and are convertible into shares of our common stock at the option of the holder at a conversion price of $1.25 per share, subject to adjustment. The notes mature on the fifth anniversary of their respective issuance dates.

The interest payments required under our convertible notes represent a recurring cash obligation that could strain our liquidity, particularly given our going concern conditions and our current cash position of approximately $88,000 as of December 31, 2025. Our failure to make required interest payments when due could constitute an event of default under the applicable securities purchase agreements, which could result in the acceleration of the outstanding principal balance and materially and adversely affect our financial condition and results of operations.

If the holders of our convertible notes elect to convert some or all of their notes into shares of our common stock at the $1.25 per share conversion price, existing shareholders would experience dilution. As of December 31, 2025, the outstanding convertible notes were convertible into approximately 2,508,000 shares in the aggregate. Because our common stock has recently traded significantly below the $1.25 conversion price, voluntary conversion is currently unattractive to holders. However, if our stock price recovers above the conversion price, the likelihood of conversion and the resulting dilutive impact on existing shareholders would increase materially.

In addition, we have the right to require holders to convert the notes if our common stock maintains a closing bid price at or above $1.55 per share for any twenty trading days within a thirty consecutive trading day period. Given the recent trading price of our common stock, there is no assurance that such forced conversion conditions will be met within a timeframe sufficient to reduce our debt obligations. Furthermore, the existence of our outstanding convertible notes, and any future issuances of convertible debt, may make it more difficult for us to obtain additional equity or debt financing on acceptable terms, as potential investors or lenders may view the conversion and dilution risk as an impediment to investment. Our inability to raise additional capital when needed could have a material adverse effect on our business, financial condition and results of operations.

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

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price, and liquidity standards on an ongoing basis. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which could materially impact its liquidity and make it more challenging for shareholders to buy and sell our shares.

We are currently subject to two concurrent Nasdaq deficiency proceedings. On November 17, 2025, we received a deficiency notice that our closing bid price had been below the minimum $1.00 per share requirement (Nasdaq Listing Rule 5550(a)(2)) for 30 consecutive business days. We have until May 18, 2026 to regain compliance, which may include a potential reverse stock split subject to shareholder approval.

Additionally, as of December 31, 2025, the Company's total stockholders' equity of $588,504 is below the $2,500,000 minimum required under Nasdaq Listing Rule 5550(b)(1). On November 21, 2025, the Company received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market notifying the Company that, based on its Form 10-Q for the period ended September 30, 2025, which reported stockholders' equity of $2,206,482, the Company no longer complies with the minimum stockholders' equity requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1), and that the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. We submitted a compliance plan within the required 45-day period; if accepted, Nasdaq may grant an extension of up to 180 days from November 21, 2025.

Both deficiencies are subject to concurrent review by Nasdaq. There is no guarantee that we will be able to regain compliance with either requirement within the applicable timeframes, and failure to do so may subject us to delisting proceedings.

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

Provisions of our articles of incorporation, as amended, and amended by laws as well as provisions of Florida law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our shareholders. These include: maintaining authorized but unissued shares of our capital stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt; no provision for the use of cumulative voting for the election of directors; maintaining a staggered board, limiting the speed at which our shareholders may replace our entire Board, and limiting the ability of our shareholders to call special meetings.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock and their respective affiliates beneficially owned, in the aggregate approximately 22.8% of our outstanding common stock as of March 11, 2026. This percentage includes outstanding shares of common stock, convertible preferred stock, warrant and stock options that are vested and exercisable as of that date. These shareholders will therefore have significant influence over management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit our shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. This ownership could negatively affect the value of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying and managing material risks to our business associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. To address these risks, we have engaged a qualified third-party information technology and cybersecurity services provider to manage and oversee our cybersecurity program. We believe that outsourcing these functions to a dedicated third-party provider allows us to access cybersecurity expertise and capabilities that are commensurate with the risks we face, notwithstanding our size and resources as a smaller reporting company.

Our third-party IT and cybersecurity provider is responsible for the day-to-day management of our cybersecurity risk program, which includes the following principal elements:

Risk identification and assessment. Our third-party provider conducts ongoing monitoring and periodic assessments of our information technology environment to identify cybersecurity vulnerabilities and threats, including risks arising from our use of cloud-based platforms, remote access systems, and third-party software applications. Assessments consider both internal risks and external threat intelligence relevant to our industry and operational profile.

Technical and procedural safeguards. Our third-party provider has implemented and maintains a combination of technical controls, including access controls, network monitoring, endpoint protection, data backup and recovery procedure, and procedural safeguards governing acceptable use, credential management, and data protection. Our provider periodically reviews and updates these controls as our technology environment and the broader threat landscape evolve.

Third-party and vendor risk. Our third-party IT provider assists us in evaluating the cybersecurity practices of vendors and service providers that have access to our systems or data prior to engagement. We seek appropriate representations from key service providers regarding their security practices; however, we may have limited ability to verify such representations or to compel remediation in the event a third-party provider experiences a security incident that affects our data or operations.

Incident response. Our third-party IT provider maintains incident response procedures designed to detect, contain and remediate cybersecurity events. These procedures include defined escalation protocols to ensure that any significant cybersecurity incident is promptly communicated to our senior management and, where appropriate, to the Audit Committee of our Board.

We have not experienced any cybersecurity incidents that have materially impaired our operations or financial condition. However, there can be no assurance that we will not be subject to such incidents in the future, including incidents affecting our third-party IT provider or other vendors. Our reliance on a third-party provider means that we are dependent on that provider's continued performance, financial stability and operational integrity. A failure by our third-party IT provider to adequately perform its responsibilities, or a cybersecurity incident affecting the provider itself, could expose us to risks that we may not be able to detect or remediate in a timely manner. Additional information regarding risks arising from cybersecurity threats is provided under the risk factor captioned "The risk of loss of the Company's intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact on the Company's financial results" in Item 1A of this Annual Report.

Governance; Board Oversight

The Audit Committee of our Board is responsible for oversight of cybersecurity risk as part of its broader risk oversight function. Management provides periodic updates to the Audit Committee regarding the state of our cybersecurity program, including material developments reported by our third-party IT provider, any significant threats or incidents, and any recommended changes to our cybersecurity posture. The Audit Committee reports to the full Board on cybersecurity matters as appropriate.

At the management level, our senior management team maintains primary responsibility for our relationship with our third-party IT and cybersecurity provider, including reviewing the scope of services provided, evaluating the provider's performance, and ensuring that cybersecurity matters are escalated appropriately within the organization. While we do not employ a dedicated Chief Information Security Officer, we rely on the expertise of our third-party provider to supply the specialized knowledge and experience necessary to manage our cybersecurity risks effectively. We periodically assess whether the scope and capabilities of our third-party provider remain appropriate given the evolution of our business and the threat environment, and we engage additional specialists on an as-needed basis to address specific risks or conduct targeted assessments.

Item 2. Properties

Our U.S. headquarters, a 9,000 square foot office space, is located at 8430 Spires Way, Frederick, MD 21701. The facility includes a warehouse, training room, quality control room, qualification laboratory, with its own drive-in custom iHP™ SteraMist® Complete Room System. The warehouse is significantly larger than our previous headquarters, allowing TOMI to store its new product lines and stock a greater variety of inventory–quickly delivering a customer purchase. The training room is integrated with the newest technology to be able to present SteraMist® virtually around the world. As the company keeps up with the demand for SteraMist®, there is a dedicated quality control room to allow our service engineers to work on machines for quick and efficient service to our customers. The lease for our U.S. headquarters has a 10-year term and provides for annual rent of approximately $169,000 with approximately three years remaining.

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

Shareholders

As of March 11, 2026, there were 67 record holders of our common stock; however, we believe we have approximately 5,000 stockholders, including those held in street name. On March 11, 2026, the last reported sale price of our common stock on the Nasdaq was $0.67 per share.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we entered into Securities Purchase Agreements (the “2025 SPA”) with certain accredited investors pursuant to which we agreed to sell and issue to certain Investors in a private placement transaction, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in one or more closings up to an aggregate principal amount of $3,000,000 of Convertible Notes (the “2025 Notes”). Pursuant to the 2025 SPA and as of December 31, 2025, we sold and issued $535,000 in convertible promissory notes initially convertible into 428,000 shares of common stock at a conversion price of $1.25 per share. As of December 31, 2025, approximately $2,465,000 remains available for issuance under the 2025 SPA, subject to the terms and conditions thereof. The 2025 Notes mature and are due on the fifth anniversary of the respective issuance dates in 2030. The 2025 Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The 2025 Notes are convertible into shares of our Common Stock, at the option of the holder, at a conversion price of $1.25 per share, which shall not exceed $1.55 per share. In addition, we can require the Investors to convert the 2025 Notes at the then current conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) days within a thirty (30) day period of consecutive trading days, or if a “fundamental change” occurs (as defined in the 2025 SPA). The 2025 Notes are unsecured and senior to other indebtedness subject to certain exceptions. Interest expense related to the 2025 Notes for the year ended December 31, 2025 was $44,675.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the years ended December 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

Business Highlights and Recent Events

Fiscal year 2025 was a year of meaningful commercial progress for TOMI Environmental Solutions, Inc. Despite a revenue[DV1]  decline driven primarily by the timing of large equipment purchases that occurred in the prior year, the Company advanced its strategic platform across multiple fronts: launching new product lines, securing landmark customers, establishing OEM partnerships with global manufacturers, and entering new markets including aerospace, aquaculture, cell and gene therapy. Our SteraMist® iHP™ technology is now protected by more than 30 utility and design patents through 2038 and is deployed in over 40 countries across our four divisions: Life Sciences, Hospital-Healthcare, Food Safety, and Commercial.

In a significant expansion of our technology platform into the medical device sector, the heart monitoring device project is nearing completion and is scheduled for Factory Acceptance Testing ("FAT") in the near term. This initiative — developed collaboratively with a strategic partner utilizing our SIS iHP product platform — reflects our ability to design and deploy iHP technology within highly regulated medical device environments and underscores our commitment to advancing healthcare through innovation. Upon successful FAT completion, we intend to submit our iHP device for U.S. market clearance through the 510(k) premarket notification pathway, a well-established regulatory route for medical devices of this classification. We view this milestone as a meaningful step in positioning iHP as a platform technology across the broader medical device industry, and we look forward to progressing this opportunity alongside our core decontamination business.

The SteraMist Integration System ("SIS"), launched in the second half of 2024, achieved its first commercial installation in Q2 2025 at a leading CDMO and has since been adopted across pharmaceutical isolators, biosafety cabinets, and OEM-integrated enclosures,reflecting the growing adoption of iHP as the preferred decontamination solution in advanced life sciences manufacturing environments. This momentum is underpinned by a powerful macro tailwind: announced U.S. onshoring investments in pharmaceutical manufacturing now exceed $370 billion in aggregate commitments from major drugmakers, driving sustained demand for validated decontamination systems that integrate seamlessly with new facility construction. By year-end, we had 10 active integration projects with a combined pipeline valued at approximately $3 million. In December 2025, we secured a signed purchase order of approximately $500,000 from a global biopharmaceutical leader for iHP integration into sterile manufacturing passthrough fill boxes, and a leading Cell and Gene Therapy manufacturer adopted SteraMist iHP as a commercial-scale pharmaceutical facility. We note that the conversion of certain CES projects to recognized revenue has been subject to timing delays, as pharmaceutical facility construction and capital deployment decisions in the United States were affected during 2025 by uncertainty surrounding tariff policy and its downstream impact on equipment costs, materials procurement, and supply chain planning. Management views this as a timing issue reflecting broader macroeconomic conditions rather than a change in underlying customer demand, and industry forecasters project that pharmaceutical manufacturing construction activity will recover and accelerate through 2026–2027 as policy clarity improves.

Our OEM partnership strategy gained significant momentum during 2025. Partnerships with PBSC (formalized March 2025), ESCO, Steelco, Nuaire, and Getinge are embedding iHP directly into cleanroom enclosures, passthrough hatches, and biosafety cabinets at the point of manufacture, opening a scalable distribution channel that extends our reach without proportional increases in direct sales cost. In the Commercial division, T.A.C.T. franchises purchased $175,000 of SteraMist equipment and BIT Solution in Q4 2025, and our expanding relationships with franchise networks Steri-Clean (approximately 60 locations) are building a recurring BIT Solution revenue stream consistent with our razor-blade revenue model.

Regulatory developments during 2025 further validated and broadened our platform across multiple new verticals. In September 2025, the FDA expanded the permitted use of hydrogen peroxide as a direct food additive, significantly extending the application of SteraMist iHP to food contact surfaces and ready-to-eat food processing, a market where we have demonstrated efficacy against foot-and-mouth disease virus, African Swine Fever, and mycotoxins. In Q1, we deployed iHP at NASA's Johnson Space Center, marking our entry into aerospace, and in August we announced a new major customer in the eye health sector implementing iHP across two facilities. SteraMist was recognized as the 2025 "Disinfection and Decontamination Products Company of the Year" by Medtech Outlook, affirming the competitive differentiation of our technology across an expanding range of industries and applications.

Notwithstanding this commercial progress, the Company recorded a net loss of approximately $3.7 million for fiscal year 2025, compared to $4.5 million in 2024. Management continues to pursue additional financing through equity and convertible debt instruments, including the $20 million ELOC entered into with Hudson Global Ventures in November 2025, and remains focused on converting its strong commercial pipeline into recognized revenue in 2026. The financial results of operations are discussed in detail in the sections that follow.

The following overview summarizes key factors affecting the Company’s financial performance for the year ended December 31, 2025 compared to the prior year and should be read in conjunction with the selected financial metrics presented below.

Financial Operations Overview (in thousands)	2025	2024	Change
Cash and cash equivalents	$88	$665	$(577)
Accounts receivable, net	$689	$1,881	$(1,192)
Inventories, net (Note 3)	$2,926	$3,578	$(652)
Working capital	$1,024	$3,772	$(2,748)
Total shareholders’ equity	$589	$4,099	$(3,510)
Total debt (convertible notes)	$2,912	$2,360	$552

The following table summarizes selected financial metrics for the years ended December 31, 2025 and 2024 and provides a high-level overview of the Company’s operating performance.

Key financial metrics (in thousands, except per share data)	2025	2024	Change
Revenue	$5,636	$7,739	$(2,103)
Gross profit	$3,077	$3,557	$(480)
Operating expenses	6,931	7,662	(731)
Loss from operations	$(3,854)	$(4,105)	$251
Net loss	$(3,749)	$(4,477)	$728
Basic and diluted loss per share	$(0.19)	$(0.22)	$0.03

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following table presents our results of operations for the years ended December 31, 2025, and 2024, together with the changes between the periods. The discussion below addresses the significant factors contributing to the changes in our results of operations.

Results of operations (in thousands)	2025	2024	Change
Revenue	$5,636	$7,739	$(2,103)
Cost of sales	2,559	4,182	(1,623)
Gross profit	$3,077	$3,557	$(480)
Operating expenses:
Professional fees	743	597	146
Depreciation and amortization	271	297	(26)
Selling expenses	775	1,128	(353)
Research and development	290	291	(1)
Consulting fees	318	226	92
General and administrative	4,534	5,123	(589)
Total operating expenses	$6,931	$7,662	$(731)
Loss from operations	$(3,854)	$(4,105)	$251
Other income (expense)	105	(372)	477
Net loss	$(3,749)	$(4,477)	$728

Revenue by type (in thousands)	2025	2024	Change
Product revenue	$3,965	$6,035	$(2,070)
Service revenue	1,671	1,704	(33)
Total revenue	$5,636	$7,739	$(2,103)

Revenue decreased $2.1 million, or 27%, to $5.6 million for the year ended December 31, 2025 compared to $7.7 million in the prior year. The decrease was primarily attributable to the timing of certain customer equipment purchases that occurred in the prior year period. Service revenue remained relatively consistent, reflecting ongoing demand for the Company’s decontamination and service solutions. The Company continues to engage with existing and new customers regarding installations and service engagements across its target markets.

Geographic revenue (in thousands)	2025	2024	Change
United States	$4,011	$6,098	$(2,087)
International	1,625	1,641	(16)
Total	$5,636	$7,739	$(2,103)

Domestic revenue declined primarily due to lower equipment sales, while international revenue remained relatively stable year over year, including sales of our product into various countries, including Canada, the UK and Europe.

Cost of sales and gross profit (in thousands)	2025	2024	Change
Revenue	$5,636	$7,739	$(2,103)
Cost of sales	2,559	4,182	(1,623)
Gross profit	$3,077	$3,557	$(480)
Gross margin	54.6%	46.0%	-

Gross margin improved to 54.6% in 2025 from 46.0% in 2024, despite a 27% decline in revenue. The improvement was primarily driven by the Company recording an allowance for  inventory reserve of  approximately $1.1 million in 2024. Further details of the reserve movement are set out in Note 3. Excluding reserve movements, underlying gross margin was relatively stable year over year, with a modest decline reflecting reduced fixed cost absorption on lower overall sales volume.

Operating expenses (in thousands)	2025	2024	Change
Professional fees	$743	$597	$146
Depreciation and amortization	271	297	(26)
Selling expenses	775	1,128	(353)
Research and development	290	291	(1)
Consulting fees	318	226	92
General and administrative	4,534	5,123	(589)
Total operating expenses	$6,931	$7,662	$(731)

Total operating expenses decreased $0.7 million, or 10%, to $6.9 million in 2025 from $7.7 million in the prior year. Selling expenses decreased $353,000 (31%) to $775,000, driven by lower sales commissions, and less spend advertising and trade shows, consistent with the 34% decline in product sales volume during the year. General and administrative expenses decreased $588,000 (11%) to $4.5 million, primarily due to a significant reduction in credit loss expense to $267,000 in 2025 from $1.1 million in 2024, reflecting improved collections and accounts receivable management. Professional fees increased $146,000 (24%) and consulting fees increased $92,000 (41%), reflecting higher legal and advisory costs associated with public company compliance, Nasdaq deficiency proceedings, and strategic initiatives during the year. Research and development and depreciation and amortization were essentially flat year over year.

Liquidity and Capital Resources

Liquidity metrics (in thousands)	2025	2024	Change
Cash and cash equivalents	$88	$665	$(577)
Accounts receivable, net	$689	$1,881	$(1,192)
Inventories, net (Note 3)	$2,926	$3,578	$(652)
Working capital	$1,024	$3,772	$(2,748)
Total shareholders’ equity	$589	$4,099	$(3,510)
Total debt - convertible notes	$2,912	$2,360	$552
Accumulated deficit	$(58,052)	$(54,303)	$(3,749)

As of December 31, 2025, we had cash and cash equivalents of $88,000 and working capital of $1.0 million, compared to cash of $665,000 and working capital of $3.8 million at December 31, 2024. For the year ended December 31, 2025, we incurred a net loss of $3.7 million and used $1.2 million of cash in operating activities. Our accumulated deficit as of December 31, 2025 is $58.1 million.

These conditions raise substantial doubt about our ability to continue as a going concern within   the next twelve months after the date these financial statements are issued. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to our consolidated financial statements for further discussion of the going concern assessment.

The $2.7 million decline in working capital from $3.8 million to $1.0 million reflects the net loss incurred during the year and the Company's ongoing capital requirements. On the asset side, accounts receivable decreased $1.2 million on lower revenue, cash decreased $577,000, and inventories declined $652,000 following write-offs and demand-adjusted purchasing. On the liability side, accrued expenses increased $405,000, a $254,000 current obligation arose from the Agile Capital sale of future receipts facility entered into during the year, and deferred revenue increased $212,000 reflecting our deposit policy on customer orders. These increases in current liabilities were partially offset by a $444,000 reduction in accounts payable.

Management’s Plan to Address Going Concern

Management has evaluated the conditions that give rise to substantial doubt about our ability to continue as a going concern and has developed the following plan to address those conditions. Each element of this plan is subject to execution risk and there can be no assurance that it will be successfully implemented.

Shelf Registration Statement and Equity Line of Credit

Our $20 million ELOC with Hudson Global Ventures, LLC became fully operational upon the effectiveness of our Form S-3 registration statement on December 8, 2025, under which the Company is registered up to $50,000,000 of securities for offer and sale from time to time. We may, at our sole discretion, draw down between $25,000 and $2,000,000 per draw, subject to applicable exchange caps. In February 2026, we made our first draw generating gross proceeds of $94,130. Management believes this facility provides meaningful near-term liquidity, with capacity to provide up to approximately $4 million in the short term, subject to market conditions. Further details are provided in Note 10 to our consolidated financial statements.

Capital Markets Access

Our effective Form S-3 shelf registration statement (File No. 333-291563) provides a registered platform to raise up to $50,000,000 of securities from time to time. We have engaged Bancroft Capital as an investment banking advisor to explore additional financing opportunities, including equity and equity-linked transactions with existing and new investors.

Convertible Note Management

We are evaluating options to reduce our outstanding convertible note obligations, including potential conversion into equity or repayment using proceeds from the Hudson Global equity line, either of which would reduce total debt and improve stockholders' equity. Details of our convertible notes are set out in Note 9 to our consolidated financial statements.

Pipeline Conversion to Revenue

As of December 31, 2025, we had ten active SIS and CES integration projects with a combined contract value of approximately $3 million, including a $500,000 signed purchase order from a global biopharmaceutical leader received in December 2025. Our broader commercial sales pipeline of management-tracked opportunities exceeded $18 million at year-end, with quoted opportunities of approximately $11 million in progress. These figures represent potential future revenue and are not committed orders or guarantees of future performance. Conversion of this pipeline is a primary driver of our 2026 liquidity plan. Certain CES project conversions were delayed during 2025 by the tariff-driven slowdown in U.S. pharmaceutical facility capital decisions, which management views as a temporary, externally driven timing issue rather than a change in underlying demand.

Sales Backlog and Revenue Visibility

Our sales backlog grew during 2025 to approximately $1.8 million, reflecting improved visibility into near-term revenue conversion and continued contribution from our recurring consumables and service revenue base.

Cost Management

We reduced total operating expenses by $731,000, or 10%, in 2025. We continue to actively manage controllable costs while preserving the technical and commercial capacity required to execute on our pipeline.

Customer Deposit Policy

Our customer deposit policy, implemented during 2025, requires deposits on equipment orders ahead of fulfilment. This policy reduces working capital exposure and is expected to generate incremental operating cash flow benefits in 2026 as it becomes fully embedded across our order intake process.

While management believes the actions described above provide a reasonable basis to address the going concern conditions, there can be no assurance that we will successfully execute this plan, that our pipeline will convert to revenue on the anticipated timeline, or that additional capital will be available on terms acceptable to us. If we are unable to execute this plan, we may be required to delay, reduce, or eliminate certain operations, which could materially adversely affect our business, financial condition, and results of operations.

Debt and Contractual Obligations

Our outstanding debt as of December 31, 2025 consists of: (i) $2,600,000 in principal of 12% convertible notes issued under our November 2023 Securities Purchase Agreement, maturing November 2028; and (ii) $535,000 in principal of 12% convertible notes issued under our 2025 Securities Purchase Agreement, maturing in 2030. All notes are convertible into common stock at $1.25 per share (not to exceed $1.55 per share), are unsecured, and are senior to other indebtedness subject to certain exceptions. Total note principal outstanding is $3,135,000, with a net carrying value of $2,912,000 after amortized debt issuance costs. Annual cash interest on the outstanding principal at 12% is approximately $376,000. Full terms are disclosed in Note 9 to our consolidated financial statements.

In addition to our convertible notes, we have a $367,425 balance under our sale of future receipts agreement with Agile Capital Funding, subject to weekly repayments of $15,975. Our operating lease for our Frederick, Maryland headquarters requires annual rent of approximately $169,000 through April 2029. We have no off-balance-sheet financing arrangements, unconsolidated variable interest entities, or material guarantees.

A breakdown of our statement of cash flows for the year ended December 31, 2025 and 2024 is provided below:

Cash flows for the year (in thousands)	2025	2024	Change
Net cash used in operating activities	$(1,197)	$(1,440)	$243
Net cash used in investing activities	(136)	(262)	126
Net cash provided by financing activities	755	28	727
Net decrease in cash	$(578)	$(1,674)	$1,096

Operating Activities

Net cash used in operating activities was $1,197,000 for the year ended December 31, 2025, an improvement of $243,000, or 17%, from $1,440,000 in 2024. The improvement was primarily driven by a $904,000 reduction in accounts receivable on lower revenue and an $800,000 decrease in inventory, reflecting our revised deposit policy on customer orders and disciplined inventory management implemented during the year. These inflows were partially offset by a $271,000 decrease in accounts payable. Non-cash charges consisted primarily of depreciation and amortization of $271,000, credit loss expense of $267,000, and equity-based compensation of $198,000, which also served to contain cash consumption relative to the reported net loss of $3.7 million.

Investing Activities

Net cash used in investing activities was $136,000 for the year ended December 31,2025, compared to $262,000 in 2024, reduction of $126,000. The improvement was driven primarily by the deferral of non-essential capital expenditures, with property and equipment additions of $5,000 in 2025 versus $108,000 in 2024. Patent and trademark capitalization was $130,000 essentially flat with $154,000 in 2024.

Financing Activities

Net cash provided by financing activities was $755,000 in 2025 compared to $28,000 in 2024. The improvement reflects two capital raises completed during the year: $535,000 raised through the issuance of 12% convertible promissory notes under the 2025 Securities Purchase Agreement (SPA), and $300,000 received through a sale of future receipts agreement with Agile Capital Funding, LLC, partially offset by $80,000 in repayments on that facility, an increase of $727,000.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

The SEC defines critical accounting estimates as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and the most demanding of our judgment. We consider the following estimates to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Going Concern Assessment

The assessment of our ability to continue as a going concern is the most significant judgment reflected in our financial statements for the year ended December 31, 2025. Under ASC 205-40, management is required to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation requires management to consider all available information about the future, including the Company's projected cash flows, planned capital raising activities, anticipated operating improvements, and the probability and timing of successfully executing those plans.

For the year ended December 31, 2025, we recorded a net loss of approximately $3.7 million and used approximately $1.2 million of cash in operations. As of December 31, 2025, we had approximately $88,000 of cash and cash equivalents and an accumulated deficit of approximately $58.1 million. Based on these conditions, management concluded that substantial doubt exists about our ability to continue as a going concern within one year after the issuance of these financial statements. Management's conclusion is based on projected cash flows that assume successful execution of our capital raising plans, including continued drawdowns under our convertible note facilities and the potential utilization of the $20 million Equity ELOC with Hudson Global Ventures, LLC entered into in November 2025, as well as anticipated revenue growth from our active commercial pipeline. If our assumptions regarding capital availability, revenue timing or operating costs prove incorrect, the Company's liquidity position could deteriorate more rapidly than projected, and there can be no assurance that the going concern doubt will be resolved within the anticipated timeframe. See Note 2 to the consolidated financial statements for further discussion.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy the performance obligations.

We must use judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; (b) the transaction price under step (iii) above; and (c) the stand-alone selling price for each performance obligation for the allocation of transaction price under step (iv) above. Title and risk of loss generally pass to our customers upon shipment. Shipping and handling costs charged to customers are included in product revenues, and the associated expenses are treated as fulfillment costs included in cost of revenues. Revenues are reported net of sales taxes collected from customers.

Product revenue includes sales from our standard and customized equipment, BIT Solution and accessories. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive. Service and training revenue includes sales from our high-level decontamination and service engagements, equipment validation and customer training, and is recognized as the agreed-upon services are rendered.

A growing portion of our revenue is derived from our SIS and CES, which may involve multiple performance obligations including equipment supply, installation, validation and ongoing service. For these arrangements, management exercises significant judgment in identifying and allocating the transaction price among the distinct performance obligations and in determining the point at which control transfers to the customer. Delays in project completion or customer acceptance for these arrangements can affect the timing of revenue recognition and contribute to variability in our quarterly results.

We also record estimated allowances for sales returns, determined by using a specific identification method based on subsequent return activity and historical averages. For the years ended December 31, 2025 and 2024, we recorded an allowance of $47,844 and $227,000, respectively.

As of December 31, 2025 and December 31, 2024, deferred revenue totaled approximately $424,000 and $212,000, respectively, representing contracted amounts for which performance obligations had not yet been satisfied. The increase in deferred revenue reflects growth in our SIS and CES project pipeline and the timing of project milestones. Changes in assumptions regarding the timing of project completion or customer acceptance could affect the amount and timing of revenue recognized in future periods.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. We enter into contracts that can include various combinations of products and services, which are primarily distinct and accounted for as separate performance obligations. This is particularly the case for our SIS and CES, which may involve equipment supply, installation, validation services and ongoing maintenance components. Where a contract contains multiple performance obligations, we allocate the total transaction price to each distinct performance obligation based on its relative stand-alone selling price, estimated using observable market prices where available or using a cost-plus-margin approach where direct market evidence is not available.

Significant Judgments

Our contracts with customers for products and services often dictate the terms and conditions of when control of the promised products or services is transferred to the customer and the amount of consideration to be received in exchange for those products and services. For standard equipment and BIT Solution sales, control transfers and revenue is recognized at the point of shipment, which is when title and risk of loss pass to the customer. For service and training arrangements, revenue is recognized as services are rendered. For SIS and CES arrangements involving installation and validation milestones, management exercises judgment in determining the point at which control transfers, which may be upon completion of installation, customer acceptance, or satisfaction of specific contractual milestones. The timing of these measures can affect the period in which revenue is recognized and contribute to variability in our quarterly results. We also record an estimated allowance for anticipated product returns, determined using a specific identification method based on subsequent return activity and historical average calculations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, inventory obsolescence reserves, allowances for sales returns, the fair value of stock-based awards, the realizability of deferred tax assets, the useful lives of intangible assets and property and equipment, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. We do not generally require collateral to support customer receivables. In accordance with ASC 326, Current Expected Credit Losses, we estimate and record expected credit losses over the entire life of our accounts receivable, considering historical collection experience, customer creditworthiness, specific customer risk, current economic conditions and reasonable and supportable forecasts of future conditions. We make a risk-based evaluation of collectability at the point of sale, which is further reviewed on both an individual and collective basis during each reporting period.

As of December 31, 2025, net accounts receivable totaled $689,153 compared to approximately $1,881,000 as of December 31, 2024. The decrease reflects collections on prior-period balances as well as lower revenue levels in the current year. Management exercises judgment in determining the appropriate allowance for credit losses, and changes in the creditworthiness of our customers, deterioration in economic conditions, or the loss of a significant customer relationship could result in allowance adjustments that materially affect our results of operations in a given period.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventories consist primarily of finished goods. We review inventory on an ongoing basis, considering factors such as deterioration, obsolescence, and anticipated future customer demand, and we record an allowance for estimated losses when facts and circumstances indicate that particular inventory items may not be usable or saleable. The determination of the appropriate reserve requires management to exercise judgment regarding expected future demand, the useful life of specific inventory items, and the potential for product design changes or regulatory developments that could render existing inventory obsolete.

As of December 31, 2025, our reserve for obsolete inventory was $500,000, compared to $1.1 million as of December 31, 2024. The decrease in the reserve reflects inventory disposals and adjustments to our demand estimates during the year. Inventories, net of reserves, totaled approximately $2.9 million as of December 31, 2025, compared to approximately $3.6 million as of December 31, 2024. If actual demand for our products differs materially from our forecasts, or if changes in our product offerings render existing inventory obsolete, additional write-downs may be required.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets, including property and equipment and acquired intangible assets, for potential impairment at the end of each fiscal year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment charge recognized equals the amount by which the carrying value exceeds the asset's estimated fair value, which we determine using an income approach based on an internally developed discounted cash flow model. Key assumptions in this model include projected revenues and operating expenses, long-term growth rates, and estimated discount rates. These assumptions are based on our historical experience, industry data, and management's expectations about future business conditions.

We noted no long-lived asset impairment charges for the years ended December 31, 2025 and 2024. Management's impairment analysis considered the going concern conditions described above and concluded that projected undiscounted cash flows, based on our current operating plan and capital raising assumptions, continue to support the carrying values of our long-lived assets. Changes in our revenue outlook, discount rates or other key assumptions could result in impairment charges in future periods.

Convertible Notes and Debt Discount

As of December 31, 2025, we had outstanding convertible notes with an aggregate principal balance of approximately $3.1 million, net of amortized debt discount and issuance costs of approximately $222,000, resulting in a carrying value of approximately $2.9 million. Our convertible notes were issued under two separate securities purchase agreements — the 2023 SPA, under which $2.6 million of notes were issued, and the 2025 SPA, under which up to $3.0 million of additional notes may be issued, of which $535,000 had been issued as of December 31, 2025. The notes bear interest at 12% per annum, are convertible at the option of the holder at $1.25 per share and mature on the fifth anniversary of their respective issuance dates.

The conversion features embedded in the 2023 Notes and 2025 Notes are considered clearly and closely related to the host debt instruments and do not require bifurcation under ASC 815. No modifications to the terms of the existing notes occurred during the years ended December 31, 2025 and 2024.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Stock-based awards, including stock options, restricted stock units and shares issued for services, are measured at their estimated fair value on the grant date and recognized as expense over the requisite service period. For stock options and warrant awards, fair value is determined using the Black-Scholes option pricing model, which requires management to make assumptions regarding the expected volatility of our common stock, the expected term of the award, the risk-free interest rate and expected dividend yield. We assume a dividend yield of zero, as we have not paid and do not intend to pay cash dividends on our common stock. Expected volatility is based on the historical volatility of our common stock over a period commensurate with the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date for the applicable expected term.

During the year ended December 31, 2025, we recognized approximately $198,000 of stock-based compensation expense, including shares issued to directors and shares issued for services rendered. Changes in the assumptions used in the Black-Scholes model, or modifications to existing awards, could result in materially different fair value estimates and compensation expense amounts.

Income Taxes and Valuation Allowance

We account for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the extent that management concludes it is more likely than not that some or all of the deferred tax assets will not be realized.

We recorded no income tax expense or benefit for the years ended December 31, 2025 and 2024 due to our net operating losses and the maintenance of a full valuation allowance against our net deferred tax assets. As of December 31, 2025, our total valuation allowance was approximately $9,719,000, an increase of approximately $1,027,000 from $8,692,000 as of December 31, 2024, primarily reflecting additional deferred tax assets arising from current-year losses. As of December 31, 2025, we had available federal net operating loss carryforwards of approximately $28,310,000 and state net operating loss carryforwards of approximately $25,784,000. Net operating losses generated after December 31, 2017 carry forward indefinitely; those generated prior to 2018 expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely but are limited to offset 80% of taxable income in any given year.

The judgment to maintain a full valuation allowance is the most significant estimate within our income tax accounting. This judgment is based on our cumulative history of operating losses, our going concern conditions, and the uncertainty surrounding the timing and amount of future taxable income sufficient to realize these assets. We reassess this conclusion at each reporting date. If our operating results improve materially and we conclude it is more likely than not that a portion of our deferred tax assets will be realized, we would reduce the valuation allowance accordingly, which could result in a material income tax benefit in the period of that determination. We adopted ASU 2023-09, Improvements to Income Tax Disclosures, in the fourth quarter of 2025 on a prospective basis; the required disaggregated rate reconciliation and taxes paid disclosures are included in Note 15 to the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), subsequently clarified by ASU No. 2025-01 issued in January 2025. This ASU requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation and amortization, within relevant income statement captions, and also requires disclosure of total selling expenses and their definition. The ASU is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the provisions of this ASU, which will likely result in additional required disclosures once adopted.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current-classified accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the provisions of this ASU and do not expect it to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 in the fourth quarter of 2025 using a prospective transition method.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of TOMI Environmental Solutions, Inc. and the related notes, together with the report of our independent registered public accounting firm, appear beginning on page 32 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TOMI Environmental Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TOMI Environmental Solutions, Inc. (the Company) as of years ended December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses, negative cash flows from operations, and has a retained deficit as of December 31, 2025. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Allowance for credit losses

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for credit losses against its accounts receivable balances based on the future estimated credit losses. As of December 31, 2025, the allowance for credit losses was $1.1 million, or 60.9% of total accounts receivable. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, forward looking information and economic trends and conditions.

We have identified the evaluation of the Company’s estimation of allowance for credit losses as a critical audit matter. There is an established policy for determining overall allowance for credit losses. The Company evaluates customers into two economic pools for delinquent customers and industry specific with additional judgement in place for certain account balances that require additional evaluation and assessment which are used in estimating losses related to customer receivables. There is also a degree of subjectivity in management's assessment of the completeness and accuracy of the allowance for credit losses, specifically the portion of the receivable expected to be collected, which requires a significant level of auditor judgement in auditing the estimate.

Our audit procedures related to the allowance for credit losses included:

•	We obtained an understanding of the process management uses to determine the allowance for credit losses, including the assumptions developed in the analysis.
•	Testing the mathematical accuracy of management’s allowance for credit losses calculation as of December 31, 2025 by recalculating and independently applying the credit loss methodology promulgated by generally accepted accounting principles to each risk pool, as well as recalculating the aging of receivables based on underlying source documentation.
•	Recomputing current and historical collection rates for customer receivable balances and comparing the historical loss rates against the current period estimated loss rates within the respective risk pools and performing a prior year look back at the collection percentages on customer receivables with certain risk characteristics.
•	Taking into consideration future economic factors applicable to the Company’s industry and their effect over the allowance for current expected credit loss.
•	Evaluating the reasonableness of management’s qualitative adjustments against the allowance for credit losses by obtaining corroborating evidence which supports the adjustments and assumptions made by management in determining the allowance.

Inventory – Valuation associated with excess and obsolete (E&O) inventory

As further described in Note 2  & 3  to the financial statements, inventory is stated at the lower of cost or net realizable value. At the balance sheet date, the Company evaluated inventories for excess quantities and obsolescence (E&O) and included an inventory reserve against its inventory balances. As of December 31, 2025, the inventory reserve was $500 thousand, or approximately 14.6% of total inventory. To estimate the amount of inventory that may be in excess or obsolete, the Company reviews inventory quantities on hand as well as historical and projected sales volumes. The Company’s model assumes that inventory will be distributed on a first-in-first-out basis. Due to the nature of the inventory and the levels of inventory purchased in prior years, as well as recent sales trends, estimating the amount of inventory that is in excess or potentially obsolete involves significant judgments and estimates.

Given the significant judgments associated with evaluating the valuation of E&O inventory, auditing the reasonableness of management’s estimates and assumptions involved especially subjective judgment and an increased extent of effort, therefore we identified the estimates used to determine the valuation of the E&O inventory as a critical audit matter.

Our audit procedures related to the Company’s valuation of E&O inventory included the following:

•	We obtained an understanding of the process management uses to determine the inventory valuation.
•	Obtaining the Company’s E&O calculation and testing the mathematical accuracy.
•	Inquiring of the Company’s employees outside of the accounting department and evaluating other areas of the audit to identify business, product, or industry changes that may impact the inputs in the inventory E&O calculation.
•	Evaluating management’s future projections by comparing to current and historical sales trends.
•	Assessing the reasonableness of the assumptions used in the E&O calculation by developing an independent expectation and comparing our independent expectation to the results of the Company’s calculation.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2021.

Somerset, New Jersey

March 31, 2026

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	As of December 31,
Current assets:	2025	2024
Cash and cash equivalents	$87,775	$664,879
Accounts receivable, net	689,153	1,881,138
Inventories, net (Note 3)	2,926,427	3,578,202
Vendor deposits (Note 4)	161,597	35,895
Prepaid expenses	322,114	332,999
Total current assets	4,187,066	6,493,113

Property and equipment, net (Note 5)	614,311	875,449

Other assets:
Intangible assets, net (Note 6)	1,351,164	1,250,574
Operating lease – right of use asset (Note 7)	322,089	399,254
Other assets	559,671	675,348
Total other assets	2,232,924	2,325,176
Total assets	$7,034,301	$9,693,738
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,480,189	$1,924,379
Accrued expenses and other current liabilities (Notes 13 and 14)	860,703	455,675
Deferred revenue	424,032	211,724
Sale of future receipts, net of discount of $113,191 (Note 12)	254,234	-
Current portion of long-term operating lease (Note 7)	143,672	129,132
Total current liabilities	3,162,830	2,720,910

Long-term liabilities:
Long-term operating lease, net of current portion (Note 7)	370,591	513,395
Convertible notes payable, net of discount of $222,624 and $239,506 at December 31, 2025 and December 31, 2024, respectively (Note 9)	2,912,376	2,360,494
Total long-term liabilities	3,282,967	2,873,889
Total liabilities	6,445,797	5,594,799

Commitments and contingencies (Notes 7, 9, 11 and 12)	-	-

Shareholders’ equity:
Cumulative convertible Series A preferred stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	638	638
Cumulative convertible Series B preferred stock; $1,000 stated value; 7.5% cumulative dividend; 4,000 shares authorized; none issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 20,277,205 and 20,015,205 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	202,772	200,152
Additional paid-in capital	58,437,080	58,201,140
Accumulated deficit	(58,051,986)	(54,302,991)
Total shareholders’ equity	588,504	4,098,939
Total liabilities and shareholders' equity	$7,034,301	$9,693,738

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024

Sales, net	$5,635,927	$7,738,842
Cost of sales	2,558,848	4,181,764
Gross profit	3,077,079	3,557,078

Operating expenses:
Professional fees	742,785	597,365
Depreciation and amortization	271,329	296,536
Selling expenses	775,133	1,128,402
Research and development	289,899	290,683
Consulting fees	317,649	225,779
General and administrative	4,534,622	5,123,073
Total operating expenses	6,931,417	7,661,838
Loss from operations	(3,854,338)	(4,104,760)

Other income (expense):
Other income (Note 18)	534,912	-
Interest income	86,543	17,489
Interest expense	(516,112)	(389,491)
Total other income (expense)	105,343	(372,002)

Loss before income taxes	(3,748,995)	(4,476,762)
Provision for income taxes (Note 15)	-	-
Net loss	$(3,748,995)	$(4,476,762)

Net loss per common share:
Basic	$(0.19)	$(0.22)
Diluted	$(0.19)	$(0.22)

Basic weighted average common shares outstanding	20,085,703	19,992,592
Diluted weighted average common shares outstanding	20,085,703	19,992,592

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2025 and 2024

					Additional		Total
	Series A Preferred		Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2024	63,750	$638	19,923,955	$199,240	$57,985,245	$(49,826,229)	$8,358,894
Options exercised			31,250	312	27,188		27,500
Common stock issued to directors			60,000	600	44,400		45,000
Common stock issued as executive compensation					144,307		144,307
Net (loss) for the year ended December 31, 2024						(4,476,762)	(4,476,762)
Balance at December 31, 2024	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,302,991)	$4,098,939
Common stock issued to directors			60,000	600	50,400		51,000
Common stock issued for services provided			150,000	1,500	145,500		147,000
Common stock issued as commitment for ELOC			52,000	520	40,040		40,560
Net (loss) for the year ended December 31, 2025						(3,748,995)	(3,748,995)
Balance at December 31, 2025	63,750	$638	20,277,205	$202,772	$58,437,080	$(58,051,986)	$588,504

The accompanying notes are an integral part of the consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss)	$(3,748,995)	$(4,476,762)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) in Operating Activities:
Depreciation and amortization	271,329	296,536
Amortization of right of use asset	157,315	157,315
Amortization of deferred financing costs	70,939	62,480
Origination fees	15,000	-
Equity compensation expense	147,000	144,307
Shares issued to directors	51,000	45,000
Credit loss expense	267,309	1,050,543
Inventory reserve	-	1,005,000
Sales returns allowance	104,781	227,000
Changes in Operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	819,895	(470,512)
Inventory	637,376	60,363
Prepaid expenses	70,554	38,299
Vendor deposits	(125,702)	(6,560)
Other assets	115,677	(5,321)
Increase (decrease) in:
Accounts payable	(271,476)	657,349
Accrued expenses	178,258	(219,816)
Deferred revenue	212,308	159,724
Lease liability	(169,220)	(165,098)
Net Cash (Used) in Operating Activities	(1,196,652)	(1,440,153)

Cash Flows from Investing Activities:
Capitalized patent and trademark costs	(130,412)	(153,636)
Purchase of property and equipment	(5,165)	(107,891)
Net Cash (Used) in Investing Activities	(135,577)	(261,527)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	535,000	-
Proceeds from sale of future receipts, net of origination fees	300,000	-
Repayments of sale of future receipts	(79,875)	-
Proceeds from exercise of options	-	27,500
Net Cash Provided by Financing Activities	755,125	27,500

(Decrease) in Cash and Cash Equivalents	(577,104)	(1,674,180)
Cash and Cash Equivalents, Beginning	664,879	2,339,059
Cash and Cash Equivalents, Ending	$87,775	$664,879

Supplemental Cash Flow Information:
Cash paid for interest	$437,474	$312,000
Cash paid (refunded) for income taxes	-	-

Non-Cash Investing and Financing Activities:
Service equipment reclassified from inventory to fixed assets	$14,397	$-

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for credit losses, inventory, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be in excess of insured limits. At December 31, 2025 and December 31, 2024, there were no cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices and maintains allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based evaluation at the point of sale which is further reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326.

	2025	2024
Gross accounts receivable	$1,886,944	$4,338,115
Less: Allowance for credit losses	(1,149,947)	(2,229,977)
Less: Allowance for sales returns	(47,844)	(227,000)
Accounts receivable, net	$689,153	$1,881,138

Movements on credit loss account are shown below:

	For the years ended December 31,
	2025	2024
Beginning reserve	$2,229,977	$1,494,347
Credit loss expense	267,309	1,050,543
Write-offs and adjustments	(1,347,339)	(314,913)
Ending Reserve	$1,149,947	$2,229,977

Long-term trade accounts receivable are principally amounts arising from the sale of goods and services with a contractual maturity date or realization period of greater than one year and are recognized as "Long-Term Accounts Receivable" on our Consolidated Balance Sheet. As of December 31, 2025 and 2024, we had no long-term Accounts Receivable.

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials.

We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product. Our reserve for obsolete inventory was $500,000 and $1,100,000 as of December 31, 2025 and December 31, 2024, respectively.

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

Leases

We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months, in accordance with ASC 842. We utilize the short-term lease recognition exemption for all asset classes as part of our on-going accounting under ASC 842. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. Recognition, measurement and presentation of expenses depend on classification as a finance or operating lease.

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

Vendor Concentration

The Company is dependent on a limited number of third-party suppliers for the manufacture of its SteraMist® line of equipment and for the supply of its BIT Solution. This dependence results in concentration of both purchasing activity and accounts payable balances among a small number of vendors.

As of December 31, 2025, one vendor accounted for approximately 42% of total accounts payable, compared to approximately 60% as of December 31, 2024. This vendor is the Company's primary equipment manufacturer and the decrease in concentration reflects both lower outstanding payable balances and improved payment timing relative to the prior year.

For the year ended December 31, 2025, two vendors collectively accounted for approximately 60% of total cost of sales, compared to approximately 67% for the year ended December 31, 2024. The modest decrease in concentration reflects the Company's ongoing efforts to diversify its supplier base, though the Company remains substantially dependent on these vendors for its primary product lines. Any disruption to these relationships could have a material adverse effect on the Company's ability to fulfill customer orders and on its results of operations. See Item 1A, Risk Factors, for further discussion of risks related to the Company's reliance on third-party manufacturers and suppliers.

Accrued Warranties

Accrued warranties represent the estimated costs, if any, that will be incurred during the warranty period of our products. We estimate the expected costs to be incurred during the warranty period and record the expense to the consolidated statement of operations at the date of sale. Our manufacturers assume the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. As of December 31, 2025, and December 31, 2024, our warranty reserves were $10,905 and $30,000, respectively (See Note 14).

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

A significant area of judgment relates to the realization of deferred tax assets, including net operating loss carryforwards and other deductible temporary differences. The Company evaluates the realizability of its deferred tax assets based on available evidence, including historical operating results, projections of future taxable income, and the expected reversal of temporary differences.

Based on the Company’s recent history of operating losses, management has concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. The valuation allowance will be maintained until sufficient positive evidence exists to support the realization of these assets.

Additional information regarding the Company’s income taxes, including deferred tax assets and net operating loss carryforwards, is included in Note 15– Income Taxes to the consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the year ended December 31, 2025 and 2024, the impact of including these in our computation of diluted EPS was anti-dilutive.

Potentially dilutive securities as of December 31, 2025 consisted of 2,508,000 shares of common stock from convertible debentures, 2,604,388 shares of common stock issuable upon exercise of outstanding warrants, 737,542 shares of common stock issuable upon outstanding options, 66,666 shares of common stock issuable upon vesting of restricted stock units and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A stock (“Convertible Series A Preferred Stock”).

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

Options, warrants, RSU’s, preferred stock and shares associated with the conversion of debt to purchase approximately 6.0 million and 5.7 million shares of common stock were outstanding at December 31, 2025 and 2024, respectively, but were excluded from the computation of diluted net loss per share at December 31, 2025 and 2024 due to the anti-dilutive effect on net loss per share.

	For the years ended December 31,
	2025	2024

Net loss	$(3,748,995)	$(4,476,762)
Net loss attributable to common shareholders	$(3,748,995)	$(4,476,762)

Basic weighted average common shares outstanding	20,085,703	19,992,592
Diluted weighted average common shares outstanding	20,085,703	19,992,592

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the years ended December 31,
Numerator	2025	2024
Net loss	$(3,748,995)	$(4,476,762)

Denominator:
Basic weighted average common shares outstanding	20,085,703	19,992,592
Effect of dilutive securities
Warrants	-	-
Convertible Debt	-	-
Options	-	-
RSUs
Preferred Stock	-	-
Diluted weighted average common shares outstanding	20,085,703	19,992,592

Net loss per common share:
Basic	$(0.19)	$(0.22)
Diluted	$(0.19)	$(0.22)

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy the performance obligations.

We must use judgment to determine: (a) the number of performance obligations and whether they are distinct from one another; (b) the transaction price; and (c) the standalone selling price for each performance obligation for purposes of transaction price allocation.

Title and risk of loss generally pass to our customers upon shipment. Shipping and handling costs charged to customers are included in product revenues, and the associated expenses are treated as fulfillment costs included in cost of revenues. Revenues are reported net of sales taxes collected from customers.

Product revenue includes sales of our standard and customized equipment, BIT Solution and accessories, recognized upon transfer of control to the customer. Service and training revenue includes high-level decontamination engagements, equipment validation and customer training, recognized as the agreed-upon services are rendered

A portion of our revenue is derived from SIS and CES, which may involve multiple performance obligations including equipment supply, installation, validation and ongoing service. For these arrangements, management exercises judgment in identifying distinct performance obligations, allocating the transaction price based on relative standalone selling prices, and determining the point at which control transfers to the customer, and allocating the transaction price based on relative standalone selling prices, when applicable. Delays in project completion or customer acceptance can affect the timing of revenue recognition.

We record estimated allowances for sales returns using a specific identification method based on subsequent return activity and historical averages. For the years ended December 31, 2025 and 2024, we recorded allowances of $47,844 and $227,000, respectively.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (rounded to nearest thousand).

Product and Service Revenue

	For the years ended December 31,
	2025	2024	Change

Product	$3,965,000	$6,035,000	$(2,070,000)
Service	1,671,000	1,704,000	(33,000)
Total	$5,636,000	$7,739,000	$(2,103,000)

Revenue by Geographic Region

	For the years ended December 31,
	2025	2024	Change

United States	$4,011,000	$6,098,000	$(2,087,000)
International	1,625,000	1,641,000	(16,000)
Total	$5,636,000	$7,739,000	$(2,103,000)

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less.

Contract Balances

As of December 31, 2025, and December 31, 2024 we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $424,032 and $211,724 respectively.

	As of December 31,
	2025	2024
Balance, beginning of year	$211,724	$-
Deposits Received	1,991,611	1,225,734
Deposits applied to Revenue	(1,779,303)	(1,014,010)
Balance, end of year	$424,032	$211,724

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

For awards of restricted stock units ("RSUs"), the fair value is determined based on the closing market price of our Common Stock on the grant date. Compensation expense for RSUs is recognized on a straight-line basis over the requisite service (vesting) period.

During the year ended December 31, 2025, we granted 100,000 RSUs to Mr. David Vanston, our Chief Financial Officer, under the 2016 Equity Incentive Plan, with a grant date fair value of $0.9983 per unit. The RSUs vest in three equal installments: 33,334 shares vested immediately upon the grant date of October 6, 2025; 33,333 shares vest on May 30, 2026; and 33,333 shares vest on May 30, 2027. As of December 31, 2025, unrecognized stock-based compensation expense related to unvested RSUs was approximately $66,553, which will be recognized over the remaining vesting period through May 30, 2027. Subsequent to December 31, 2025, we issued 33,334 shares of our Common Stock to Mr. Vanston representing the first vesting installment (see Note 10).

For the years ended December 31, 2025 and 2024, we issued 60,000 and 60,000 shares of common stock and granted 100,000 RSUs, respectively, out of the 2016 Plan (See Note 10).

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the years ended December 31, 2025 and 2024.

Advertising and Promotional Expenses

We expense advertising costs in the period in which they are incurred. Advertising and promotional expenses included in selling expenses for the years ended December 31, 2025 and 2024 were approximately $114,000 and $221,000, respectively.

Research and Development Expenses

We expense research and development expenses in the period in which they are incurred. For the years ended December 31, 2025 and 2024, research and development expenses were approximately $290,000 and $291,000, respectively.

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

Going Concern

For the years ended December 31, 2025 and 2024, our net loss was approximately $3,749,000 and $4,477,000, respectively, and the cash used in operations was approximately $1,197,000 and $1,440,000, respectively. As of December 31, 2025, we had approximately $88,000 in cash and cash equivalents, working capital of approximately $1.0 million, total stockholders' equity of $588,504, and an accumulated deficit of $58.1 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

Management's Plan to Address Going Concern

Equity Line of Credit and Shelf Registration Statement

In November 2025, we entered into a $20 million Equity Line of Credit ("ELOC") with Hudson Global Ventures, LLC. Our Form S-3 shelf registration statement became effective on December 8, 2025, under which the Company is registered to offer and sell up to $50,000,000 of securities from time to time. Under the ELOC, we may, at our sole discretion, draw down between $25,000 and $2,000,000 per draw, subject to applicable exchange caps. Subsequent to December 31, 2025, we made our first draw under the ELOC on February 25, 2026, issuing 180,000 shares of Common Stock at $0.5229 per share for gross proceeds of $94,130. Management believes this facility provides meaningful near-term liquidity, with capacity to provide up to approximately $4 million in the short term, subject to market conditions. Further details are set out in Note 10 to these consolidated financial statements.

Capital Markets Access

Our effective Form S-3 shelf registration statement provides a registered platform to raise up to $50,000,000 of securities from time to time. We have engaged Bancroft Capital as an investment banking advisor to explore additional financing opportunities, including equity and equity-linked transactions with existing and new investors.

Convertible Note Management

As of December 31, 2025, we had $3,135,000 in total convertible note principal outstanding, with a net carrying value of $2,912,000 after amortized debt issuance costs. We are evaluating options to reduce our outstanding convertible note obligations, including potential conversion into equity or repayment using proceeds from the Hudson Global equity line, either of which would reduce total debt and improve stockholders' equity. Further details of our convertible notes are set out in Note 9 to these consolidated financial statements.

Pipeline Conversion to Revenue

As of December 31, 2025, we had ten active SIS and CES integration projects with a combined contract value of approximately $3 million, including a $500,000 signed purchase order from a global biopharmaceutical leader received in December 2025. Our broader commercial sales pipeline of management-tracked opportunities exceeded $18 million at year-end, with quoted opportunities of approximately $11 million in progress. These figures represent potential future revenue and are not committed orders or guarantees of future performance. Conversion of this pipeline is a primary driver of our 2026 liquidity plan. Our sales backlog grew during 2025 to approximately $1.8 million, reflecting improved visibility into near-term revenue conversion and continued contribution from our recurring consumables and service revenue base.

Cost Management

We reduced total operating expenses by $731,000, or 10%, in 2025. We continue to actively manage controllable costs while preserving the technical and commercial capacity required to execute on our pipeline.

Customer Deposit Policy

Our customer deposit policy, implemented during 2025, requires deposits on equipment orders ahead of fulfilment. This policy reduces working capital exposure and is expected to generate incremental operating cash flow benefits in 2026 as it becomes fully embedded across our order intake process.

While management believes the actions described above provide a reasonable basis to address the going concern conditions, there can be no assurance that we will successfully execute this plan, that our pipeline will convert to revenue on the anticipated timeline, or that additional capital will be available on terms acceptable to us. If we are unable to execute this plan, we may be required to delay, reduce, or eliminate certain operations, which could materially adversely affect our business, financial condition, and results of operations.

Nasdaq Listing Deficiencies

On November 17, 2025, we received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market ("Nasdaq") notifying us that, for the preceding 30 consecutive business days, the closing bid price for our common stock, par value $0.01 per share (the "Common Stock"), was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement"). In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until May 18, 2026 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. As of the date of this filing, approximately seven weeks remain in the 180-day compliance period. We are actively monitoring our stock price and evaluating available options to regain compliance, including a potential reverse stock split, subject to shareholder approval. There is no guarantee that we will be able to regain compliance with the Bid Price Requirement by the Compliance Date, and failure to do so may subject us to delisting proceedings by Nasdaq.

Additionally, as of December 31, 2025, our total stockholders' equity of $588,504 is below the $2,500,000 minimum required under Nasdaq Listing Rule 5550(b)(1). On November 21, 2025, we received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market notifying us that, based on our Form 10-Q for the period ended September 30, 2025, which reported stockholders' equity of $2,206,482, we no longer comply with the minimum stockholders' equity requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1), and that we do not meet the alternatives of market value of listed securities or net income from continuing operations. We submitted a compliance plan within the required 45-day period and Nasdaq has accepted our plan, granting us an extension of up to 180 calendar days from November 21, 2025, or until May 20, 2026, to evidence compliance. Both deficiencies are subject to concurrent review by Nasdaq. There is no guarantee that we will be able to regain compliance with either requirement within the applicable timeframes, and failure to do so may subject us to delisting proceedings by Nasdaq.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

Recently adopted accounting pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 in the fourth quarter of 2025 using a prospective transition method.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements.

NOTE 3. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2025	2024
Finished goods	$2,672,800	$3,800,385
Raw materials	753,627	877,817
Inventory reserve	(500,000)	(1,100,000)
Total	$2,926,427	$3,578,202

The movements of inventory reserve were as follows:

	For the years ended December 31,
	2025	2024
Beginning reserve	$1,100,000	$95,000
Additions (provisions)	-	1,005,000
Write-off/disposals	(600,000)	-
Ending reserve	$500,000	$1,100,000

During the year ended December 31, 2025, the inventory reserve decreased by $600,000 from $1.1 million to $500,000, reflecting the write-off and disposal of $600,000 of inventory items identified as no longer serviceable or saleable, including certain surface unit equipment retired from active inventory and repurposed for internal parts and repairs, as well as other slow-moving and excess inventory items identified during the year. The remaining reserve of $500,000 represents management's estimate of inventory that may not be fully realizable.

NOTE 4. VENDOR DEPOSITS

On December 31, 2025 and December 31, 2024, we maintained vendor deposits of $161,597 and $35,895, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	As of December 31,
	2025	2024
Furniture and fixtures	$458,652	$458,652
Equipment	2,316,200	2,301,803
Vehicles	66,170	66,170
Computer and software	321,499	316,334
Leasehold improvements	393,381	393,381
Tenant improvement allowance	405,000	405,000
Total property and equipment	$3,960,902	$3,941,340
Less: accumulated depreciation	3,346,591	3,065,891
Property and equipment, net	$614,311	$875,449

For the years ended December 31, 2025 and 2024, depreciation was $241,506 and $270,228, respectively. For the years ended December 31, 2025 and 2024, amortization of tenant improvement allowance was $39,194 in both years and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $29,822 and $26,308 for the years ended December 31, 2025 and 2024, respectively.

Definite life intangible assets consist of the following:	As of December 31,
	2025	2024
Intellectual property and patents	$3,449,482	$3,350,031
Less: accumulated amortization	2,960,143	2,930,321
Patents, net	$489,339	$419,710

Indefinite life intangible assets consist of the following
Trademarks	861,825	830,864
Total intangible assets, net	$1,351,164	$1,250,574

Approximate future amortization is as follows (rounded to nearest thousand dollars):

Year ended:	Amount
December 31, 2026	$32,000
December 31, 2027	32,000
December 31, 2028	32,000
December 31, 2029	32,000
December 31, 2030	32,000
Thereafter	329,000
Total	$489,000

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

The balances for our operating lease where we are the lessee are presented as follows within our consolidated balance sheet:

	As of December 31,
Operating leases:	2025	2024
Assets:
Operating lease right-of-use asset	$322,089	$399,254

Liabilities:
Current portion of long-term operating lease	$143,672	$129,132
Long-term operating lease, net of current portion	370,591	513,395
Total right of use liability	$514,263	$642,527

The components of lease expense are as follows within our consolidated statement of operations:

	For the years ended December 31,
	2025	2024
Operating lease expense	$157,315	$157,315

Other information related to leases where we are the lessee is as follows:

	For the years ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$169,220	$165,098

Supplemental cash flow information related to leases where we are the lessee is as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3.25 years	4.25 years
Discount rate:
Operating leases	7%	7%

As of December 31, 2025, the maturities of our operating lease liability are as follows:

Year ended:	Operating Lease
December 31, 2026	$175,153
December 31, 2027	180,408
December 31, 2028	185,820
December 31, 2029	34,841
Total minimum lease payments	576,221
Less: interest	61,958
Imputed value of lease obligations	514,263
Less: current portion	143,672
Long-term portion of lease obligations	$370,591

NOTE 8. CLOUD COMPUTING SERVICE CONTRACT

In May 2020 we entered into a cloud computing service contract with a vendor which provided for annual payments of $30,409 and expired in May 2025. These implementation costs totaled $66,857 and were capitalized as a prepaid expense and amortized over the contract term in accordance with ASU No. 2018-15, for the period from January 2021 through May 2025. Amortization expense for the years ended December 31, 2025 and 2024 was $11,297 and $15,063, respectively.

NOTE 9. CONVERTIBLE DEBT

As of December 31, 2025, the Company has two series of convertible promissory notes outstanding under separate Securities Purchase Agreements entered into in 2023 and 2025, respectively. The aggregate outstanding principal of both series is $3,135,000, carried as a long-term liability on the Consolidated Balance Sheet. Each series is described separately below.

2023 Notes

On October and November 2023, we entered into a Securities Purchase Agreement (the “2023 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “2023 Notes”). As of December 31, 2025, we issued and sold an aggregate of $2,600,000 of 2023 Notes to certain Investors pursuant to the 2023 SPA, convertible into an aggregate of 2,080,000 shares of Common Stock at a conversion price of $1.25 per share.

The 2023 Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The 2023 Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The 2023 Notes are convertible into shares of our Common Stock at the option of the holder at a fixed conversion price of $1.25 per share. In addition, we may require the Investors to convert the 2023 Notes at the $1.25 per share conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) trading days within a thirty (30) day consecutive trading period, or if a "fundamental change" occurs (as defined in the 2023 SPA). For the avoidance of doubt, $1.55 is the stock price threshold that triggers the Company's mandatory conversion right and is not itself a conversion price; the notes always convert at $1.25 per share. The 2023 Notes are unsecured and senior to other indebtedness subject to certain exceptions.

2025 Notes

During the year ended December 31, 2025, we entered into Securities Purchase Agreements (the "2025 SPA") with certain accredited investors pursuant to which we agreed to sell and issue to the Investors in a private placement transaction in one or more closings up to an aggregate principal amount of $3,000,000 of Convertible Notes (the "2025 Notes"). Pursuant to the 2025 SPA and as of December 31, 2025, we sold and issued convertible promissory notes initially convertible into an aggregate of 428,000 shares of Common Stock at a conversion price of $1.25 per share in exchange for aggregate gross proceeds of $535,000. As of December 31, 2025, approximately $2,465,000 remains available for issuance under the 2025 SPA, subject to the terms and conditions thereof. The 2025 Notes mature and are due on the fifth anniversary of the respective issuance dates in 2030. The 2025 Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The 2025 Notes are convertible into shares of our Common Stock at the option of the holder at a fixed conversion price of $1.25 per share. In addition, we may require the Investors to convert the 2025 Notes at the $1.25 per share conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) trading days within a thirty (30) day consecutive trading period, or if a “fundamental change” occurs (as defined in the 2025 SPA). For the avoidance of doubt, $1.55 is the stock price threshold that triggers the Company's mandatory conversion right and is not itself a conversion price; the notes always convert at $1.25 per share. The 2025 Notes are unsecured and senior to other indebtedness subject to certain exceptions

Interest expense on the 2023 Notes was $312,000 for each of the years ended December 31, 2025 and 2024. Interest expense on the 2025 Notes was $44,675 for the year ended December 31, 2025 (2024: nil), reflecting partial-year accrual from the respective issuance dates. Total interest expense on convertible notes for the year ended December 31, 2025 was $356,675 (2024: $312,000).

Registration Rights

In connection with each of the 2023 SPA and the 2025 SPA, we entered into registration rights agreements with the respective Investors pursuant to which we agreed to register for resale the shares of Common Stock issuable upon conversion of the respective Notes. As of December 31, 2025, we have not filed a resale registration statement covering these shares. We are evaluating the timing and method of fulfilling our registration obligations under each agreement. Failure to satisfy our registration obligations within the timeframes specified in the respective registration rights agreements could result in the payment of liquidated damages or other penalties to the Investors, the amount of which we are unable to estimate at this time.

Debt Issuance Costs and Interest

Amortization of deferred financing costs were $70,939 and $62,480 for the years ended December 31, 2025 and 2024, respectively, which has been included with interest expense on the statement of operations. Additions to deferred financing costs totaled $54,058 during the year ended December 31, 2025, and are being amortized on a straight-line basis over the life of the notes. Annual cash interest payable on the aggregate outstanding principal of $3,135,000 at 12% per annum is approximately $376,200, payable in equal monthly installments.

Convertible notes consist of the following at:

	As of December 31,
	2025	2024
2023 Notes	$2,600,000	$2,600,000
2025 Notes	535,000	-
Total convertible notes	$3,135,000	$2,600,000
Less: Debt issuance costs	(366,456)	(312,398)
Accumulated amortization	143,832	72,892
Debt issuance costs, net	(222,624)	(239,506)
Convertible notes, net	$2,912,376	$2,360,494

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. At December 31, 2025 and 2024, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. As at December 31, 2025 and 2024, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

In May 2024, we issued 60,000 shares of Common Stock valued at approximately $45,000 to members of our Board pursuant to our equity plan (see Note 10).

In June 2025, we issued 60,000 shares of Common Stock valued at approximately $51,000 to members of our Board pursuant to our equity plan (see Note 10).

In October 2025, we issued 150,000 shares of Common Stock valued at $147,000 in consideration for services provided by an external advisor which has been included in General & Administrative expenses.

In December 2025, we issued 52,000 shares of our Common Stock to Hudson Global as consideration for the Commitment Shares, which was valued at $40,650 (see Equity Purchase Agreement below).

Equity Purchase Agreement — Hudson Global Ventures, LLC

On November 5, 2025, the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") with Hudson Global Ventures, LLC ("Hudson Global"), pursuant to which the Company has the right, but not the obligation, to sell to Hudson Global up to $20,000,000 of shares of Common Stock from time to time over a 24-month period (the "Commitment Period"), subject to the satisfaction of certain conditions set forth in the Purchase Agreement.

•	Put Notices and Pricing

At any time during the Commitment Period, the Company may direct Hudson Global to purchase shares of Common Stock by delivering a written Put Notice. Each Put Notice must be for a minimum of $25,000. The purchase price per share for each draw is equal to the lesser of (i) 92% of the average of the three lowest trading prices of the Common Stock during the ten trading days immediately preceding the put date and (ii) 92% of the lowest closing price of the Common Stock during the applicable valuation period as defined in the Purchase Agreement.

•	Exchange Cap

Under applicable Nasdaq rules, the Company may not issue or sell to Hudson Global shares of Common Stock in excess of 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the "Exchange Cap") without first obtaining shareholder approval as required by Nasdaq Rule 5635(d). The Company is not obligated to sell any shares to Hudson Global, and Hudson Global is not obligated to purchase any shares that would exceed the Exchange Cap.

•	Commitment Shares and Registration

In consideration for Hudson Global's commitment under the ELOC, the Company issued 52,000 shares of Common Stock to Hudson Global as Commitment Shares on December 11, 2025, valued at $40,560 based on the closing price of the Common Stock on the date of issuance. These deferred financing costs are included within prepaid expenses on the Consolidated Balance Sheet and will be amortized on a straight-line basis over the 24-month Commitment Period. The Commitment Shares and the shares issuable to Hudson Global under the Purchase Agreement were registered for resale pursuant to the Form S-3 registration statement (File No. 333-291563), which was declared effective on December 8, 2025, and the prospectus supplement filed pursuant to Rule 424(b)(5) on December 11, 2025.

Equity Activity During the Year

The Company did not draw any funds under the Purchase Agreement during the year ended December 31, 2025. Subsequent to December 31, 2025, the Company made its first draw under the Purchase Agreement, raising gross proceeds of $94,130 through the issuance of 180,000 shares of Common Stock at a price of $0.52 per share. See Note 19, Subsequent Events.

Stock-based compensation for the year ended December 31, 2025 was $198,000, consisting of $51,000 for shares issued to directors and $147,000 for shares issued to an external advisor. Stock-based compensation for the year ended December 31, 2024 was $189,307, consisting of $45,000 for shares issued to directors and $144,307 related to officer stock options issued during the year. These expenses were included within General and Administrative expenses in our statement of operations.

Stock Options

There were no stock options issued during the year ended December 31, 2025.

In May 2024, we issued options to purchase 225,000 shares of Common Stock to Officers at an exercise price of $0.75 per share pursuant to their employment agreements. The options were valued at $144,307 and have a contractual term of 10 years. We utilized the Black-Scholes model to fair value the options received by Officers with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and a contractual term of 10 years. The grant date fair value of each share of Common Stock underlying the options was $0.64.

The following table summarizes stock options outstanding as of December 31, 2025 and 2024:

	For the years ended December 31,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	805,042	$1.23	617,542	$1.38
Granted	-	-	225,000	0.75
Exercised	-	-	(31,250)	0.88
Expired	(67,500)	3.83	(6,250)	0.80
Outstanding, end of period	737,542	$0.99	805,042	$1.23

Options outstanding and exercisable by price range as of December 31, 2025 were as follows:

		Average
		Weighted	Exercisable Options
		Remaining		Weighted
Outstanding Options		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	2.05	7,042	$0.71
$0.75	225,000	8.38	225,000	$0.75
$0.80	2,500	2.07	2,500	$0.80
$0.85	210,000	7.08	210,000	$0.85
$1.12	270,000	6.05	270,000	$1.12
$1.93	10,500	0.95	10,500	$1.93
$4.40	12,500	0.09	12,500	$4.40
	737,542	6.84	737,542	$0.99

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 100,000 restricted stock units ("RSUs") to Mr. David Vanston, Chief Financial Officer, under the 2016 Equity Incentive Plan. The RSUs vest in three equal installments: 33,334 shares vested immediately upon the grant date of October 6, 2025; 33,333 shares vest on May 30, 2026; and 33,333 shares vest on May 30, 2027.

The following table summarizes RSU activity for the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	-	-
Granted	100,000	$0.9983
Vested	(33,334)	$0.9983
Forfeited/Cancelled	-	-
Outstanding, end of period	66,666	$0.9983

As of December 31, 2025, there were 66,666 unvested RSUs outstanding with a weighted average grant date fair value of $0.9983 per share. The remaining unrecognized stock-based compensation expense related to unvested RSUs was approximately $66,553 as of December 31, 2025, which will be recognized over the remaining vesting period through May 30, 2027.

Stock Warrants

There were no stock warrants issued during the years ended December 31, 2025 and 2024.

The following table summarizes the outstanding common stock warrants as of December 31, 2025 and 2024:

	For the years ended December 31,
	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	2,765,846	$2.26	2,772,096	$2.25
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(161,458)	1.19	(6,250)	1.12
Outstanding, end of period	2,604,388	$2.32	2,765,846	$2.26

Warrants outstanding and exercisable by price range as of December 31, 2025 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	7.89	31,250	$0.64
$0.80	125,000	8.08	125,000	$0.80
$0.96	437,500	6.98	437,500	$0.96
$1.68	1,434,721	0.74	1,434,721	$1.68
$2.18	172,167	0.74	172,167	$2.18
$4.00	28,750	4.32	28,750	$4.00
$6.95	375,000	4.75	375,000	$6.95
	2,604,388	2.85	2,604,388	$2.32

There were no unvested warrants outstanding as of December 31, 2025.

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

Product Liability

As of December 31, 2025 and 2024, there were no claims against us for product liability.

NOTE 12. CONTRACTS AND AGREEMENTS

Employment Agreement – Chief Financial Officer

On May 30, 2025, the Board of the Company appointed Mr. David Vanston as the Company’s Chief Financial Officer, effective immediately.

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

Director Agreements

On November 19, 2025, the Company’s shareholders elected Messrs. Francesco Fragasso and Harold Paul to serve as the Class II Directors on the Company’s Board to serve a three-year term that will expire at the Company’s 2028 Annual Meeting of Shareholders and at such time as their respective successor has been duly elected and qualified or their earlier resignation or removal.

During the years ended December 31, 2025 and 2024, our director agreements for non-employee members of our Board consisted of an annual fee of $48,000, to be paid in cash on a quarterly basis, with the exception of the audit committee chairperson, whose annual fee was $54,600, also paid in cash on a quarterly basis. Non-employee Director compensation also included the annual issuance of our Common Stock.

During October 2025, the Compensation Committee approved a change to our director compensation whereby each non-employee director of the Board will be granted 40,000 RSUs effective as of the date of the 2025 Annual Meeting of Stockholders (the “RSU grant”); the non-employee directors are entitled to receive one share of Common Stock for each RSU upon vesting; and the RSU grant will vest in full upon the earlier of (i) the first anniversary of the date of grant and (ii) immediately prior to the annual meeting of shareholders that occurs following the date of grant, subject to the non-employee director’s continued service to the Company through such vesting date. In addition, director fees are now reduced to $5,000 per quarter, which commenced in the fourth quarter of fiscal year 2025.

Agreement for the Purchase and Sale of Future Receipts

Effective November 18, 2025, we entered into an agreement with Agile Capital Funding, LLC ("Agile") pursuant to which we sold to Agile 15% of the proceeds of each future sale made by us (the "Future Receipts") until Agile has received an aggregate of $447,300 (the "Purchased Amount"). As consideration for the Purchased Amount, Agile paid us a purchase price of $315,000, less an origination fee of $15,000, for net proceeds of $300,000. Although the agreement was structured as a sale of future receipts, we determined that the arrangement has the economic characteristics of a borrowing and have accordingly accounted for it as debt under ASC 470-10-25

The $132,300 excess of the Purchased Amount over the net proceeds received, has been recorded as a debt discount presented as a direct reduction of the carrying value of the liability on the Consolidated Balance Sheet, and is being amortized as interest expense over the expected repayment period on a pro rata basis of monthly receipts. Weekly payments of $15,975, commencing December 3, 2025, are debited from our bank account and reconciled monthly against 15% of actual Future Receipts for the period.

The agreement is secured by a security interest in all of our present and future accounts receivable, evidenced by a UCC-1 financing statement, supported by a corporate guaranty of performance. The agreement contains a covenant prohibiting us from entering into any additional financing arrangements relating to our future receipts or accepting any cash advance from any other funding source while any balance remains outstanding. The agreement provides for prepayment in whole at our option at specified payoff amounts, with credit applied for payments already made.

As of December 31, 2025, the gross remaining balance under the agreement is $367,425. After deducting the debt discount of $113,191, the net carrying value of $254,234 is classified as a current liability on the Consolidated Balance Sheet, with monthly repayments of approximately $69,225 continuing into 2026 until the Purchased Amount is satisfied. During the year ended December 31, 2025, we recognized $34,109 of interest expense related to this arrangement, included in the Consolidated Statements of Operations.

NOTE 13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2025	2024
Commissions	$174,783	$187,151
Payroll and related costs	533,817	125,773
Director fees	64,650	37,650
Sales tax payable	1,653	3,864
Accrued warranty (Note 14)	10,905	30,000
Other accrued expenses and other current liabilities	74,895	71,237
	$860,703	$455,675

The increase in payroll and related costs from $125,773 at December 31, 2024 to $533,817 at December 31, 2025 primarily reflects the accrual of earned but unpaid compensation to certain executive officers. As a cash conservation measure, certain members of executive management have not been paid their earned compensation in cash during the year. These obligations are fully accrued in accordance with ASC 710 and remain payable in accordance with the terms of the applicable employment arrangements. The Company intends to satisfy these obligations as operating cash flow permits. For further information regarding the compensation arrangements with the Company's named executive officers, including the portion of salary earned but not paid in cash during fiscal 2025, see the Summary Compensation Table and related footnotes in Part III, Item 11 of this Annual Report.

NOTE 14. ACCRUED WARRANTY

Our manufacturer assumes the warranty against product defects from date of sale, which we extend to our customers upon sale of the product. We assume responsibility for product reliability and results. The warranty is generally limited to a refund of the original purchase price of the product or a replacement part. We estimate warranty costs based on historical warranty claim experience.

The following table presents warranty reserve activities at:

	For the years ended December 31,
	2025	2024
Beginning accrued warranty costs	$30,000	$30,000
Provision for warranty expense	6,404	9,707
Settlement of warranty claims	(25,499)	(9,707)
Ending accrued warranty costs	$10,905	$30,000

NOTE 15. INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, measured using enacted tax rates expected to apply when those differences reverse.

As described in Note 2, Summary of Significant Accounting Policies, the Company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the fiscal years ended December 31, 2025 and 2024, applied on a prospective basis as of January 1, 2025. Because the ASU affects disclosures only, adoption did not affect our Consolidated Statements of Operations or Consolidated Balance Sheets.

The Company recorded no income tax expense or benefit for the years ended December 31, 2025 and 2024 due to operating losses and the establishment of a full valuation allowance against its deferred tax assets.

The Company’s net loss before income tax consisted of:

	2025	2024
United States	$(3,748,995)	$(4,476,762)
Foreign	-	-
Total	$(3,748,995)	$(4,476,762)

The Company’s income tax expense (benefit) consisted of:

For the years ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Total Income Tax Expense (benefit)	$-	$-

Cash paid for income taxes, net of refunds was as follows:

For the years ended December 31,
	2025	2024
Federal	$-	$-
State	-	-
Foreign	-	-
Total Cash Paid for Income Taxes	$-	$-

State minimum taxes for 2025 and 2024 totaling $1,350 and $800, respectively, are not within the scope of ASC 740, as it is assessed on the privilege of doing business rather than on net income and are classified as a general and administrative expense in the accompanying statements of operations.

Effective Tax Rate Reconciliation

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the year ended December 31, 2025:

	2025 Amount	Percent
Tax at U.S. federal statutory rate	$(787,289)	-21.0%
State Income Taxes, net of federal benefit	-	0.0%
Tax Credits	-	0.0%
Stock-based compensation	-	0.0%
Meals & Entertainment	4,783	0.6%
Other	5,336	0.7%
Change in federal valuation allowance	777,170	22.3%
Effective tax rate	$-	0.0%

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

As of December 31, 2024

Income (Loss) before income tax	$(4,476,762)
US statutory corporate income tax rate	28%
Income tax expense computed at US statutory corporate income tax rate	(1,253,493)
Reconciling items:
Change in valuation allowance on deferred tax assets	1,152,938
Provision to prior year tax return	68,437
Meals and Entertainment	2,330
Other	29,788
Income tax expense (benefit)	$-

Components of our deferred income tax assets (liabilities) are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:

Reserve for Credit Losses	$322,000	$624,000
Inventory Reserve	140,000	308,000
Accrued Expenses	159,000	86,000
Intangible Assets	126,000	98,000
Allowance for Sales Returns	13,000	64,000
Capitalized R&D	-	175,000
Stock-Based Compensation	1,163,000	1,278,000
Operating lease right-of-use liabilities	144,000	180,000
Net operating losses - federal	5,945,000	4,711,000
Net operating losses - state	1,805,000	1,403,000
Valuation Allowance	(9,719,000)	(8,692,000)
Deferred Tax Assets	98,000	235,000
Deferred tax liabilities:
Operating lease right-of-use assets	(90,000)	(158,000)
Property and Equipment	(8,000)	(77,000)
	(98,000)	(235,000)
Net Deferred Tax Assets and Liabilities	$-	$-

Net Operating Loss Carryforwards

For income tax purposes in the United States, we had available federal net operating loss carryforwards (“NOL”) as of December 31, 2025 and 2024 of approximately $28,310,000 and $22,434,000 respectively to reduce future federal taxable income. For income tax purposes in the United States, we had available state NOL carryforwards as of December 31, 2025 and 2024 of approximately $25,784,000 and $20,045,000 respectively to reduce future state taxable income. If any of the NOL’s generated prior to 2018 are not utilized, they will expire at various dates through 2037. NOL’s generated after 2017 carry forward indefinitely but are limited to offset 80% of taxable income in any given year. There may be certain limitations as to the future annual use of the NOLs due to certain changes in our ownership.

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets. Management evaluates the realizability of deferred tax assets based on all available evidence, including historical operating results, projections of future taxable income, and the reversal of temporary differences. Based on the Company’s history of operating losses, management has concluded that it is more likely than not that the deferred tax assets will not be realized and has therefore established a full valuation allowance.

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized; in accordance with ASC-740 guidance for income taxes. As of December 31, 2025 and 2024, we recorded valuation allowances of $9,719,000 and $8,692,000, respectively for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred taxes increased by $1,027,000 during the year ended December 31, 2025, primarily due to U.S. deferred tax assets incurred in the current year that cannot be realized.

Uncertain Tax Positions

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2025, and 2024, the management of the Company determined there were no reportable uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various states, including Maryland, California, and Florida. Tax years 2022 through 2024 remain open to examination by the relevant taxing authorities.

NOTE 16. CUSTOMER CONCENTRATION

The Company monitors customer concentration by identifying customers whose accounts receivable balances individually represent 10% or more of accounts receivable at the balance sheet date, and customers whose revenue for the fiscal year individually represents 10% or more of total revenue. The following sets forth the Company's significant customer concentrations for the periods presented.

Accounts Receivable Concentration

As of December 31, 2025, two customers accounted for approximately 40% of the Company's gross accounts receivable.

As of December 31, 2024, two customers accounted for approximately 25% of the Company's gross accounts receivable.

Revenue Concentration

For the year ended December 31, 2025, one customer accounted for approximately 10% of the Company's total revenue. For the year ended December 31, 2024, one customer accounted for approximately 15% of the Company's total revenue. The decrease in the concentration percentage reflects continuing efforts to diversify our customer base.

The Company does not have any long-term purchase commitments with any of its significant customers, and there can be no assurance that these customers will continue to purchase the Company's products and services at historical levels or at all. The loss of, or a significant reduction in purchases by, any one of these customers could have a material adverse effect on the Company's revenue and results of operations. See Item 1A, Risk Factors, for further discussion of risks related to customer concentration and the absence of long-term customer contracts.

NOTE 17. SEGMENT REPORTING

The Company operates and is managed as a single operating and reportable segment. Our Chief Executive Officer is the chief operating decision maker ("CODM") and is responsible for allocating resources and assessing performance across the organization.

The CODM manages the business and allocates resources on a consolidated basis. In assessing performance and making resource allocation decisions, the CODM regularly reviews consolidated financial information including net revenue, gross profit and operating income (loss), which is the Company’s reported measure of segment profit (loss) under ASC 280. The CODM also regularly reviews trends in significant expense categories that are included in this measure, such as professional and consulting fees, selling expenses, research and development, and general and administrative expenses. Other than our cash and cash equivalents, which are reviewed for liquidity management purposes, the CODM does not regularly review asset information at any lower level of the organization for purposes of allocating resources or assessing performance.

The Company derives its revenue primarily from the sale of equipment and services based on its proprietary BIT technology, both domestically and internationally. A disaggregation of revenue is presented in Note 2, Summary of Significant Accounting Policies, under Revenue Recognition.

NOTE 18. EMPLOYEE RETENTION CREDITS

During February and May 2025, the Company recorded refunds as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

For the year ended December 31, 2025, we recorded $534,912 in employee retention credits and $81,887 related interest within other income and interest income, respectively, in our consolidated statement of operations. This consists of refund claims filed on amended Forms 941-X for the second, third and fourth quarters of 2020, and the first two quarters of 2021.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and has identified the following events requiring disclosure:

(a) Common Stock Issuances to the Board for compensation

In January 2026, the Company issued 50,000 shares of Common Stock valued at approximately $40,000 to members of its Board pursuant to the Company’s equity incentive plan (see Note 12), in settlement of director compensation for the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026.

(b) First Draw Under ELOC

On February 25, 2026, the Company submitted a put notice to Hudson Global pursuant to the ELOC. Pursuant to that notice, Hudson Global purchased 180,000 shares of Common Stock at a price of $0.52 per share, for aggregate gross proceeds to the Company of $94,130. The shares were issued pursuant to the Form S-3 registration statement (File No. 333-291563) and the prospectus supplement dated December 11, 2025. The Company intends to use the proceeds for working capital and general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are intended to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses described below. Notwithstanding this conclusion, our management has determined that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, and projections of any evaluation of effectiveness are subject to the risk that controls may become inadequate due to changes in conditions or deterioration in compliance.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2025:

•	Limited resources within the finance and accounting departments with sufficient knowledge and experience in applying U.S. GAAP, including developing appropriate accounting estimates, reserves, and allowances in a timely manner and maintaining proper segregation of duties; and

•	Policies and procedures with respect to the review, supervision and monitoring of our accounting and SEC reporting functions were either not fully designed and in place or not operating effectively.

These control deficiencies, if not fully remediated, could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation - Progress and Actions Taken

Management, with oversight from our Audit Committee, has implemented the following specific remediation actions during fiscal year 2025:

•	Strengthened Finance Function. In May 2025, we appointed a new Chief Financial Officer with substantial experience in financial accounting, U.S. GAAP, and SEC reporting. This appointment has supported improvement in the finance and accounting function's ability to address the identified deficiencies.

•	Written Accounting Policies and Procedures. We have designed and implemented written accounting policies and procedures governing the review, supervision, and monitoring of our accounting and SEC reporting functions, appropriate for the size and nature of our operations.

•	Month-End Revenue Close Process. We implemented a structured month-end close process for revenue recognition to provide more consistent review and earlier identification of required adjustments.

•	Monthly Physical Inventory Counts. We implemented monthly physical inventory counts to strengthen inventory controls and reduce year-end adjustments.

•	Deferred Revenue Accounting Framework. Effective with the quarter ended June 30, 2025, we implemented formal policies and procedures for the identification, measurement, and recognition of deferred revenue in accordance with ASC 606, integrated into our period-end close process.

•	13-Week Rolling Cash Flow Forecast. We introduced a 13-week rolling cash flow forecasting process to improve liquidity management, forward planning, and management oversight of cash resources.

•	Daily Bank Reconciliations. We implemented daily bank reconciliations to strengthen cash controls and provide timely visibility over cash balances.

•	Realignment of Roles and Responsibilities. We have realigned roles and responsibilities within the accounting team to improve segregation of duties and to better utilize the skills and experience of existing personnel.

•	Continued Training and Third-Party Support. We continue to recruit and train personnel with appropriate internal controls knowledge and accounting experience and engage third-party consultants and specialists where appropriate to supplement internal capabilities.

•	While the material weaknesses had not been fully remediated as of December 31, 2025, management believes the actions taken to date represent meaningful progress in addressing the identified control deficiencies. We are committed to continuing this process and will continue to review and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2025, we completed the rollout of our written accounting policies and procedures and operationalized enhanced financial statement review procedures, as described above. The deferred revenue recognition framework was implemented in the quarter ended June 30, 2025, and continued to operate during the remainder of fiscal year 2025. Except as described above, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their ages and positions as of March 31, 2026 are presented below.

Name	Age	Position
Halden S. Shane	81	Chief Executive Officer and Chairman of the Board
Elissa J. Shane	46	Chief Operating Officer and Director
David Vanston	58	Chief Financial Officer
Francesco Fragasso	57	Director
Harold W. Paul	77	Director
Lim Boh Soon	70	Director

Halden S. Shane: Dr. Shane has been our Chief Executive Officer and Chairman of the Board since October 15, 2007, when we commenced our current operations. Dr. Shane also served as President and CEO of Tiger Management International, a private management company that deals in business management of private and public companies. Dr. Shane resigned all positions and closed Tiger Management International in 2009. Dr. Shane was founder and CEO of Integrated Healthcare Alliance, Inc. and also founder and General Partner of Doctors Hospital West Covina, California. Prior thereto, Dr. Shane practiced Podiatric Surgery specializing in ankle arthroscopy. Dr. Shane received his Bachelor of Science degree from the University of Miami in 1969, his Bachelor of Medical Science degree from California College of Podiatric Medicine in 1971, and his Doctor of Podiatric Medicine Degree from the California College of Podiatric Medicine in 1973. He is Board Certified by the American Board of Podiatric Surgery, American Board of Orthopedics, and the American Board of Quality Assurance and Review. Dr. Shane’s extensive expertise and business experience in the medical and finance industry, as well as his knowledge of our day-to-day operations and strategic initiatives provide our Board with valuable insights and in-depth understanding of our Company.

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

David Vanston: Mr. Vanston is an experienced financial executive with over 25 years of international finance and operational leadership across the life sciences, manufacturing, and technology sectors. From November 2024 to February 2025, he served as Chief Financial Officer of Jon-Don LLC, a portfolio company of Incline Partners. From October 2023 to November 2024, he was Vice President of Finance at Flexan LLC, a medical device manufacturer and subsidiary of ILC Dover, then a portfolio company of New Mountain Capital. From April 2021 to October 2023, Mr. Vanston served as Chief Financial Officer of Arcmed, a contract manufacturer in the life sciences sector and a portfolio company of Halma plc. Prior to that, from April 2017 to February 2021, he was Chief Financial Officer of VolitionRx, a multinational epigenetics company listed on the NYSE focused on developing blood-based diagnostics for cancer and other NETosis-related diseases. Mr. Vanston holds an MBA from Warwick University and is a Fellow of the Chartered Certified Accountants in the United Kingdom.

Dr. Lim Boh Soon: Dr. Lim has served as a member of the Board since January 2018 and has more than 28 years of experience in the banking and finance industry. For more than the past five years, he has been a fellow of the Singapore Institute of Directors and is currently an independent non-executive director on the board of two publicly listed companies, one on the Singapore Stock Exchange and the other on Bursa Malaysia. Dr. Lim has served in various directorship roles throughout the past including V.S. Industry Berhad until January 2026, Kairos Asia Outreach until June 2025, QQ Fintech Pte. Ltd. until August 2024, Jumbo Group Limited until January 2024, among others. In addition to his role with Tomi Environmental Solutions Inc., Dr. Lim holds current directorship positions with the following companies, Arise Asset Management Pte, Ltd., OUE Limited,TPT Corporation (Cayman Islands), ASR Asset Management Pte. Ltd., EpicQuant Pte. Ltd., Kaiyi Private Fund Management Co. Ltd. and Cap 1 Financial Pte. Ltd. Further, Dr. Lim has worked in various senior management positions for several regional and multi-national organizations, including UBS Capital Asia Pacific Limited, The NatSteel Group, Rothschild Ventures Asia Limited and The Singapore Technologies Group. Dr. Lim was also a member of the Regional Investment Committee for UBS AG in Asia. Dr. Lim graduated with a First-Class Honors in Mechanical Engineering from The University of Strathclyde in the United Kingdom (formerly The Royal College of Science & Technology) in 1981 and obtained his Doctor of Philosophy in Mechanical Engineering from The University of Strathclyde in the United Kingdom in 1985. We believe that Dr. Lim’s experience as a director of public companies and in the finance industry qualifies him to serve on the Board.

Francesco Fragasso: Mr. Fragasso served as the Chief Financial Officer of Hamilton Thorne Ltd., a publicly traded company listed on the Toronto Stock Exchange (TSX: HTL), since August 2022 to January 2025. From 2018 to 2022, he served as Chief Financial Officer of Fluence Corporation Ltd. (ASX:FLC), a global water infrastructure company listed on the Australian Securities Exchange. Mr. Fragasso served as Vice President and Chief Financial Officer at Desalitech, Inc. from 2015 to 2018, and served as Corporate CFO and Vice President of Operations at Novara Fuel Cells, Inc. (Hess Corp. Group NYSE: HESS) from 2001 to 2014. He previously held senior finance and operations roles at MMN SpA and Deloitte SpA in Italy. Mr. Fragasso is a European Chartered Public Accountant and holds an MBA from Boston University and a Bachelor and Master of Science in Business and Economics from Università Bocconi in Milan, Italy. The Board believes that Mr. Fragasso’s substantial experience and expertise in financial and accounting matters, including public company financial reporting process, qualifies him to serve on the Board.

Harold Paul: Mr. Paul previously served as a member of the Board of the Company from June 2009 until July 2021, and as the Company’s Corporate Secretary from 2013 to 2021. Mr. Paul has been engaged in the private practice of law for more than 40 years, primarily as a securities specialist, during which time he has served as outside legal counsel to public companies listed on national securities exchanges. Mr. Paul has also served as a director for six public companies in a variety of industries, including technology and financial services. He holds a Bachelor of Arts from the State University of New York at Stony Brook and a Juris Doctor from Brooklyn Law School, and is admitted to practice law in New York and Connecticut. The Board believes that Mr. Paul’s extensive experience in corporate governance, legal compliance and management of public companies qualifies him to serve on the Board.

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

Audit Committee

Our Audit Committee was established in June 2009 and currently is comprised of Mr. Fragasso, Mr. Paul and Dr. Lim. Mr. Fragasso serves as chairperson of the Audit Committee. The Board has determined that Mr. Fragasso qualifies as an audit committee financial expert within the meaning of SEC regulations and meets Nasdaq’s financial sophistication requirements. In making this determination, the Board has considered Mr. Fragasso’s extensive financial experience and business background. Our Board has determined that Mr. Fragasso is an “audit committee financial expert” as defined by the regulations promulgated by the SEC.

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

The Audit Committee also reviews and approves all related-party transactions. For this purpose, a related-party transaction means any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and in which any director, executive officer, nominee for director, or beneficial owner of more than 5% of our common stock, or any immediate family member of any such person, has a direct or indirect material interest, consistent with Item 404 of Regulation S-K and ASC 850.

Code of Ethics

The Board adopted a Code of Ethics in 2008 that applies to, among other persons, Board members, officers (including our Chief Executive Officerand Chief Financial Officer), contractors, consultants and advisors. Our Code of Ethics, is available on the Company’s website at http://investor.tomimist.com/TOMZ/code_of_ethics/2139. The information on our website is not a part of or incorporated by reference into this Annual Report on Form 10-K. If the Company makes any amendments to the Code of Ethics other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on the Company’s website.

Insider Trading Policy

The Board has adopted insider trading policies and procedures regarding securities transactions (the “Insider Trading Policy”) that applies to all officers, directors and employees of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of Nasdaq. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the holders of more than 10% of our common stock to file with the SEC initial reports of beneficial ownership of our common stock and other equity securities on a Form 3 with 10 calendar days of becoming a director, executive officer or holder of more than 10% of our common stock, and reports of changes in such ownership on a Form 4 within two business days of such changes or in certain cases a Form 5 within 45 days of our fiscal year end. Based solely on the Company’s review of copies of such reports filed with the SEC and written representations from these reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater-than-10% beneficial owners were complied with during the year ended December 31, 2025, except as described below.

On November 3, 2025, a Form 3 reporting the initial beneficial ownership of the Company’s common stock was filed late on behalf of Fragasso Francesco, Director of the Company. No transactions were required to be reported.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation earned by our named executive officers for the years ended December 31, 2025 and 2024, respectively, in accordance with SEC rules under Item 402(c) of Regulation S-K. Amounts shown represent compensation earned during each fiscal year regardless of whether paid in cash during the year. For the year ended December 31, 2025, a portion of the salary earned by Dr. Halden S. Shane and Ms. Elissa J. Shane was not paid in cash and remains accrued as of December 31, 2025. See footnote (2) below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option/ Warrant Awards ($) (1)	All Other Compensation ($)	Total ($)

Halden S. Shane (2)	2025	605,000	-	-	-	9,000	614,000
Chairman and CEO	2024	499,125	-	-	64,136	9,000	572,261

Elissa J. Shane, (2)	2025	326,700	-	-	-	12,000	338,700
COO	2024	269,528	-	-	32,068	12,000	313,596

David Vanston (3)	2025	123,846	-	-	99,830	3,250	226,926
CFO	2024	-	-	-	-	-	-

Nick Jennings (4)	2025	75,000	-	-	-	-	75,000
Interim CFO	2024	104,552	-	-	-	-	104,552

Joe Rzepka (5)	2025	-	-	-	-	-	-
CFO	2024	84,020	-	-	48,102	-	132,122

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

64

(2)

For the year ended December 31, 2025, a portion of the salary amounts shown for Dr. Halden S. Shane, Chairman and Chief Executive Officer, and Ms. Elissa J. Shane, Chief Operating Officer, was earned but not paid in cash during the fiscal year as a cash conservation measure adopted by the Company in light of its liquidity position. The earned but unpaid amounts totaling approximately $476,000, have been fully accrued as compensation payable in accordance with ASC 710 and are included within the payroll and related costs balance in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet as of December 31, 2025. See Note 13 to the consolidated financial statements for further information. The Company intends to satisfy these obligations as operating cash flow permits. The salary amounts shown in the table above represent the full contractual amounts earned during fiscal 2025 and are reported in accordance with Item 402(c) of Regulation S-K.

(3)

On October 6, 2025, the Company granted Mr. Vanston 100,000 restricted stock units under the 2016 Equity Incentive Plan. The grant date fair value of $99,830 was calculated based on the closing stock price of $0.9983 per share on the grant date, computed in accordance with FASB ASC Topic 718. Please refer to Item 11 Employment Agreements for additional details regarding Mr. Vanston's compensation arrangements, including the vesting schedule.

(4)

Mr. Jennings served as our Chief Financial Officer from September 2015 until May 2024 and as Interim Chief Financial Officer from December 2024 through May 2025. During the year ended December 31, 2024, he was entitled to an annual salary of $211,750, of which he received $104,552 through May 2024. During the year ended December 31, 2025, he received a monthly fee of $15,000 for five months, totaling $75,000.

(5)

Mr. Rzepka served as our Chief Financial Officer from May 2024 through December 2024. During the year ended December 31, 2024, we issued an option to purchase 75,000 shares of common stock to Mr. Rzepka at an exercise price of $0.75 per share pursuant to an employment agreement. The option was valued at $48,102 and has a contractual term of 10 years. We utilized the Black-Scholes model to fair value the option received by our former Chief Financial Officer with the following assumptions: volatility, 125%; expected dividend yield, 0%; risk free interest rate, 4.35%; and an expected life of 10 years. The grant date fair value of each share of common stock underlying the option was $0.64. Please refer to Item 11 Employment Agreements for additional details of Mr. Rzepka’s annual compensation.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth certain information with respect to outstanding options, warrants and restricted stock units (RSU’s) to purchase common stock previously awarded to our named executive officers as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Warrants / Options Exercisable(1) (#)		Number of Securities Underlying Unexercised Warrants / Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Exercise Price(1) ($)	Expiration Date
Halden S. Shane	12,500	(2)	—	—	$4.00	4/24/2030
	375,000	(3)	—	—	$6.95	10/01/2030
	172,500	(4)	—	—	$1.12	1/18/2032
	437,500	(5)	—	—	$0.96	12/22/2032
	31,250	(6)	—	—	$0.64	11/19/2033
	125,000	(7)	—	—	$0.80	1/26/2034
	100,000	(8)	—	—	$0.85	1/26/2033
	100,000	(9)	—	—	$0.75	5/15/2034
Total	1,353,750

Elissa J. Shane	6,250	(10)	—	—	$4.00	4/24/2030
	57,500	(11)	—	—	$1.12	1/18/2032
	50,000	(12)	—	—	$0.85	1/26/2033
	50,000	(13)	—	—	$0.75	5/15/2034
Total	163,750

David Vanston	66,666	(14)	—	—	—	—
	66,666

Nick Jennings	6,250	(15)	—	—	$4.00	4/24/2030
	40,000	(16)	—	—	$1.12	1/18/2032
	25,000	(17)	—	—	$0.85	1/26/2033
Total	71,250

Joe Rzepka	4,500	(18)	—	—	$1.93	12/14/2026
	7,042	(19)	—	—	$0.71	1/20/2028
	75,000	(20)	—	—	$0.75	5/15/2034
Total	86,542

(1) Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.

(2) Warrants vested on April 24, 2020 and have a term of ten years.

(3) Warrants vested on October 1, 2020 and have a term of ten years.

(4) Options vested on January 18, 2022 and have a term of ten years.

(5) Warrants vested on December 22, 2017 and were modified to expire on December 22, 2032

(6) Warrants vested on November 19, 2018 and were modified to expire on November 19, 2033.

(7) Warrants vested on January 26, 2019 and were modified to expire on January 26, 2034.

(8) Options vested on January 26, 2023 and have a term of ten years.

(9) Options vested on May 15, 2024 and have a term of ten years.

(10) Warrants vested on April 24, 2020 and have a term of ten years.

(11) Options vested on January 18, 2022 and have a term of ten years.

(12) Options vested on January 26, 2023 and have a term of ten years.

(13) Options vested on May 15, 2024 and have a term of ten years.

(14) Includes 100,000 restricted stock units granted to the Company's Chief Financial Officer, of which 66,666 remain unvested as of December 31, 2025. Restricted stock units have no exercise price or expiration date.

(15) Warrants vested on April 24, 2020 and have a term of ten years.

(16) Options vested on January 18, 2022 and have a term of ten years.

(17) Options vested on January 26, 2023 and have a term of ten years.

(18) Options vested on December 14, 2021 and have a term of five years.

(19) Options vested on January 20, 2023 and have a term of five years.

(20) Options vested on May 16, 2024 and have a term of ten years.

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

Halden S. Shane

On September 22, 2020, we entered into a three-year employment agreement with Dr. Shane, effective October 1, 2020. The agreement provides for an initial base annual salary of $500,000. Dr. Shane's annual base salary has been subsequently increased to $605,000 pursuant to annual reviews by the Compensation Committee. The agreement also provides for a signing bonus of 375,000 warrants. Dr. Shane is also entitled to a cash performance bonus and an annual issuance of an option to purchase 31,250 shares of common stock from the 2016 Plan at the discretion of the Board. The agreement also provides that we will reimburse Dr. Shane for the expenses associated with the use of an automobile up to $750 per month. The initial term of his employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days' prior written notice of its intent to terminate the agreement.

In June 2024, for the purpose of implementing cost-saving measures to reduce cash requirements and achieve profitability objectives, Dr. Shane's annual salary was reduced by 30% from $605,000 to $423,500 from June 1, 2024 through December 31, 2024. Effective January 1, 2025, Dr. Shane's annual base salary was restored to $605,000.

In the event Dr. Shane is terminated as CEO as a result of a change in control, Dr. Shane will be entitled to a lump sum payment of two years' salary at the time of such termination.

Elissa J. Shane

On October 1, 2020, we entered into an employment agreement with Elissa J. Shane, effective October 1, 2020. Pursuant to her employment agreement, Ms. Shane received an initial annual base salary of $270,000, subject to annual review and discretionary increase by the Compensation Committee of the Board. Ms. Shane's annual base salary has been subsequently increased to $326,700 pursuant to annual reviews by the Compensation Committee. Ms. Shane is eligible to receive an annual cash bonus and other annual incentive compensation. Ms. Shane is also entitled to the sum of $1,000 per month as a vehicle allowance. The initial term of her employment agreement is three years, which may be automatically extended for successive one-year terms, unless either party provides the other with 120 days' prior written notice of its intent to terminate the agreement.

In June 2024, for the purpose of implementing cost-saving measures to reduce cash requirements and achieve profitability objectives, Ms. Shane's annual salary was reduced by 30% from $326,700 to $228,690 from June 1, 2024 through December 31, 2024. Effective January 1, 2025, Ms. Shane's annual base salary was restored to $326,700.

In the event Ms. Shane is terminated as COO as a result of a change in control, Ms. Shane will be entitled to a lump sum payment of one and a half years' salary at the time of such termination.

David Vanston

On May 30, 2025, the Board appointed Mr. David Vanston as the Company's Chief Financial Officer.

In connection with his appointment, the Company entered into an offer letter with Mr. Vanston providing for an annual base salary of $230,000 and eligibility to receive an annual discretionary bonus of up to 40% of his base salary, as determined by the Board or its Compensation Committee. His agreement also provides for a vehicle allowance of $500 per month. Mr. Vanston is also entitled to a one-time relocation assistance payment of $15,000, payable within 30 days following his relocation to within one hour of the Company's Frederick, Maryland headquarters.

On October 6, 2025, the Company granted Mr. Vanston an initial grant of 100,000 restricted stock units under the 2016 Equity Incentive Plan. The RSUs vest in three equal installments: 33,334 shares vested immediately upon the grant date of October 6, 2025; 33,333 shares vest on May 30, 2026; and 33,333 shares vest on May 30, 2027. On January 6, 2026, the Company issued 33,334 shares to Mr. Vanston representing the first vesting installment. Mr. Vanston is also entitled to receive an additional grant of 100,000 restricted stock units following one year of employment, subject to the same three-year vesting schedule.

In the event the Company terminates Mr. Vanston's employment without cause, the Company shall provide Mr. Vanston with 90 days' prior written notice of such termination, or payment in lieu thereof.

In the event of a change in control of the Company that results in Mr. Vanston's involuntary termination, Mr. Vanston will be entitled to a lump sum payment of one and one-half (1½) times his annual salary at the time of such termination.

Nick Jennings

Mr. Jennings served as our Chief Financial Officer from September 2015 until May 2024 and as Interim Chief Financial Officer from December 2024 through May 2025. During the year ended December 31, 2024, he was entitled to an annual salary of $211,750, of which he received $104,552 through May 2024. During the year ended December 31, 2025, he received a monthly fee of $15,000 for five months, totaling $75,000.

Joe Rzepka

On May 16, 2024, we entered into an employment agreement with Mr. Rzepka, pursuant to which he served as our Chief Financial Officer. Mr. Rzepka's annual salary was $185,000, which was reviewed annually. Mr. Rzepka was also entitled to additional equity compensation based upon superior performance of his responsibilities, as determined by the Board in its sole discretion. The agreement also provided for reimbursement of certain business and entertainment expenses.

In June 2024, for the purpose of implementing cost-saving measures to reduce cash requirements and achieve profitability objectives, Mr. Rzepka's annual salary was reduced by 10% from $185,000 to $166,500 from June 1, 2024 through the date of his resignation. On December 11, 2024, Mr. Rzepka resigned from the Company.

Director Compensation

Each of our non-employee directors receives cash fees and stock as compensation for their service on the Board and the committees of the Board on which they are a member. The tables below set forth cash and stock compensation earned by each non-employee director during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Walter Johnsen (1)	$32,000	$17,000	-	-	$49,000
Kelly Anderson (2)	40,950	17,000	-	-	57,950
Lim Boh Soon (3)	41,000	17,000	-	-	58,000
Francesco Fragasso (4)	5,000	8,000	-	-	13,000
Harold W. Paul (5)	5,000	8,000	-	-	13,000
Total	$123,950	$67,000	-	-	$190,950

(1)

Mr. Johnsen was elected to the Board on January 29, 2016. His director agreement provided for an annual fee in the amount of $48,000 paid on a quarterly basis and an annual grant of shares of common stock. In May 2025, we issued Mr. Johnsen 20,000 shares of common stock that were valued at $17,000. On September 11, 2025, Mr. Johnsen notified the Company of his resignation as a director of the Board, effective September 11, 2025. Cash fees of $32,000 reflect fees paid for two full quarters and two full months through August 31, 2025, the last fully completed month prior to his resignation on September 11, 2025.

(2)

Ms. Anderson was elected to the Board on January 29, 2016 and served as the chairperson of our Audit Committee. Her director agreement provided for an annual fee of $54,600 paid on a quarterly basis and an annual grant of shares of common stock. In May 2025, we issued Ms. Anderson 20,000 shares of common stock that were valued at $17,000. On September 26, 2025, Ms. Anderson notified the Company that she resigned as a director of the Company effective September 30, 2025. Cash fees of $40,950 reflect three quarters of her annual fee prorated through September 30, 2025.

(3)

Dr. Lim has served on the Board since January 29, 2018. Dr. Lim was reelected as a Class I director to the Board at the Company’s 2024 annual meeting of stockholders to serve a three-year term expiring at the 2027 Annual Meeting. His director agreement provides for an annual fee in the amount of $48,000 paid on a quarterly basis and an annual grant of shares of common stock. In May 2025, we issued Dr. Lim 20,000 shares of common stock that were valued at $17,000. During the fourth quarter of 2025, director agreements were modified to reduce the cash fees to $5,000 per quarter and increase the annual equity grant to 40,000 restricted stock units per year. Cash fees of $41,000 reflect $36,000 paid at the prior rate for the first three quarters of 2025 and $5,000 paid at the revised rate for the fourth quarter of 2025.

(4)

Mr. Fragasso was appointed to the Board on September 11, 2025. Mr. Fragasso serves on the Audit Committee, Compensation Committee and Nominating and Governance Committee. His director agreement provides for a cash fee of $5,000 per quarter and an annual grant of shares of common stock. During the fourth quarter of 2025, we issued Mr. Fragasso 10,000 shares of common stock that were valued at $8,000. Mr. Fragasso was subsequently elected by shareholders as a Class II Director at the Company's 2025 annual meeting of  stockholders, to serve a three-year term expiring at the 2028 Annual Meeting.

(5)

Mr. Paul was appointed to the Board on September 25, 2025. Mr. Paul previously served as a member of the Board from 2009 to 2021, including as Corporate Secretary from 2013 to 2021. Mr. Paul serves on the Audit Committee, Compensation Committee and as Chairman of the Nominating and Corporate Governance Committee. His director agreement provides for a cash fee of $5,000 per quarter and an annual grant of shares of common stock. During the fourth quarter of 2025, we issued Mr. Paul 10,000 shares of common stock that were valued at $8,000. Mr. Paul was subsequently elected by shareholders as a Class II Director at the Company's annual meeting in November 2025, to serve a three-year term expiring at the 2028 Annual Meeting.

Policies and Practices Related to the Grant of Certain Equity Awards Close In Time to the Release of Material Nonpublic Information

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board and the Compensation Committee will evaluate the appropriate steps to take in relation to the foregoing.

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

On December 30, 2020, we received shareholder approval to amend and restate the 2016 Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000. As of December 31, 2025 the available plan balance is 1,399,000.

The following table provides information as of December 31, 2025 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)		Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	837,542	(2)	$0.99	(5)	592,708	(4)
Equity compensation plans not approved by security holders	997,500	(3)	$3.27		-
Total	1,835,042		$2.18		-

(1)	Reflects the 1-for-8 reverse stock split of our Common Stock and Series A Preferred Stock effected on September 10, 2020.

(2)	Prior to August 25, 2015, we granted awards under the 2008 Plan.

(3)	Represents shares of common stock issuable upon the exercise of warrants issued to executive officers, employees and consultants in exchange for services rendered.

(4)

On July 7, 2017, the 2016 Plan received shareholder approval, which permits the grant up to 625,000 shares of common stock. On December 30, 2020, we received shareholder approval to amend and restate the 2016 Plan to increase the maximum number of shares of common stock authorized from issuance by 1,375,000, from 625,000 shares to 2,000,000.

(5)

Includes 100,000 restricted stock units granted to the Company's Chief Financial Officer under the 2016 Plan, of which 66,666 remain unvested as of December 31, 2025. Restricted stock units have no exercise price and are excluded from the weighted average exercise price calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series A preferred stock (together, “Voting Stock”) as of March 11, 2026 for:

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

Applicable percentage ownership is based on 20,540,539 shares of common stock and 63,750 shares of Series A preferred stock outstanding at March 11, 2026. In computing the number of shares of Voting Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Voting Stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 11, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address of each person or entity in the following table is c/o TOMI Environmental Solutions, Inc., 8430 Spires Way., Suite N, Frederick, MD 21701.

	Shares Beneficially Owned				% of Total
	Common Stock		Series A Preferred Stock		Voting
Name of Beneficial Owner	Shares	% of Class	Shares	% of Class	Power(1)
5% Shareholders:
Lau Sok Huy(2)	2,170,139	10.6%	—	—	10.6%
John F. Nelson(3)	1,469,664	7.2%	—	—	7.2%

Named Executive Officers and Directors:
Halden S. Shane(1)(4)	4,204,416	19.1%	63,750	100.0%	19.3%
Elissa J. Shane(5)	431,414	2.0%	—	—	2.0%
David Vanston (6)	33,334	*	—	—	*
Francesco Fragasso(7)	20,000	*	—	—	*
Harold Paul (8)	81,300	*	—	—	*
Lim Boh Soon(9)	198,524	*	—	—	*
Executive Officers and Directors as a Group (10)	4,968,988	22.5%	63,750	100.0%	22.8%

*	Denotes ownership of less than 1%.

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class. The holders of Common Stock and Series A Preferred Stock are each entitled to one vote per share.

(2)	Based on a Schedule 13D filed with the SEC by Lau Sok Huy on August 1, 2017, as amended. The address of the shareholder is 96 Robinson Road #11-04, SIF Building, Singapore 068899.

(3)	Based on a Schedule 13G filed with the SEC by John F. Nelson on July 23, 2025. The address of the shareholder is 3610 Deerpath Road, Middleton, WI 53562.

(4)

Consists of: (i) 2,538,166 shares of Common Stock held of record by Dr. Shane; (ii) 187,500 shares of Common Stock held of record by the Shane Family Trust; (iii) 125,000 shares of Common Stock held of record by Belinha Shane; and (iv) 1,353,750 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Dr. Shane that are exercisable or will become exercisable within 60 days of March 11, 2026. Dr. Shane is a co-trustee of the Shane Family Trust and may be deemed to share voting and investment power over the securities held by the trust. Belinha Shane is Dr. Shane’s wife. Dr. Shane disclaims ownership of such shares held by his wife, except to the extent of his pecuniary interest.

(5)

Consists of: (i) 267,664 shares of Common Stock held of record by Ms. Shane; and (ii) 163,750 shares of Common Stock issuable upon the exercise of warrants and options to purchase Common Stock held by Ms. Shane that are exercisable or will become exercisable within 60 days of March 11, 2026.

(6)	Consists of: 33,334 shares of Common Stock held of record by Mr. Vanston.

(7)	Consists of: 20,000 shares of Common Stock held of record by Mr. Fragasso.

(8)	Consists of: 81,300 shares of Common Stock held of record by Mr. Paul.

(9)	Consists of 198,524 shares of Common Stock held of record by Dr. Lim.

(10)

Consists of: (i) 3,451,488 shares of Common Stock; (ii) 987,500 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock; and (iii) 530,000 shares of Common Stock issuable upon exercise of stock options that are exercisable or will become exercisable within 60 days of March 11, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For the year ended December 31, 2025, there were no transactions, arrangements or relationships in which we were a participant, the amount involved exceeded $120,000, and in which any director, executive officer, nominee for director, beneficial owner of more than 5% of our common stock, or any immediate family member of any such person had a direct or indirect material interest, as defined under Item 404 of Regulation S-K.

Independence of the Board

Based upon information submitted by Mr. Fragasso, Mr. Paul, and Dr. Lim, the Board has determined that each of them is “independent” under Nasdaq corporate governance rules. Dr. Shane and Ms. Elissa Shane are notindependent directors as they are employees of the Company. No director will be considered “independent” unless the Board affirmatively determines that the director has no direct or indirect material relationship with the Company. As of the date of this Annual Report on Form 10-K, the Board's independent directors are Mr. Fragasso, Mr. Paul and Dr. Lim.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have made each of our committee charters available on our website at http://investor.tomimist.com/.

Item 14. Principal Accounting Fees and Services

Accountant Fees

The following table presents the aggregate fees billed for audit and other services provided by our independent registered public accounting firm, Rosenberg Rich Baker Berman, P.A., during the 2025 and 2024 fiscal years:

	For the years ended December 31,
	2025	2024
Audit Fees (1)	$220,000	$162,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	10,000	-
Total	$230,000	$162,500

(1)

Audit Fees: Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit fees do not include fees for comfort letters or consents related to registration statements, which are reported separately under “All Other Fees."

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

(4)

All Other Fees: For the year ended December 31, 2025, all other fees of $10,000 represent fees billed by Rosenberg Rich Baker Berman, P.A. for the issuance of comfort letters and consents in connection with the Company's registration statement on Form S-3 (File No. 333-291563) declared effective December 8, 2025, and the related prospectus supplement filed pursuant to Rule 424(b)(5) in connection with the Company's ELOC.

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

Item 15. Exhibits Schedules

Documents filed as part of this report:

1.

Schedules to Financial Statements. All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our consolidated financial statements and the related notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

2.	The exhibits listed on the accompanying Exhibit Index are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

PART IV

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
3.1	Articles of Restatement of the Registrant, effective October 6, 2009	S-1	333-162356	10/6/2009	3.1
3.2	Articles of Amendment of Articles of Incorporation of the Registrant, effective October 24, 2011	8-K	000-09908	11/07/2011	3
3.3	Articles of Amendment of Articles of Incorporation of the Registrant, effective September 10, 2020	8-K	000-09908	9/14/2020	3.1
3.4	Amended Bylaws of the Registrant, adopted effective November 2, 2007	10-Q	000-09908	5/16/2016	3.2
3.5	Amendment to Amended Bylaws of the Registrant, adopted effective January 29, 2016	8-K	000-09908	2/1/2016	3.2
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-3	333-249850	11/4/2020	4.1
4.2	Description of Registrants Securities	10-K	001-39574	03/29/2022	4.2
4.3	Form of Warrant to Purchase Common Stock	10-Q	000-09908	05/17/2021	4.1
4.4	Form of Non-Qualified Stock Option Agreement	10-Q	000-09908	05/17/2021	4.2
4.5	Form of Common Stock Purchase Warrant	8-K	000-09908	09/26/2021	4.1
4.6	Form of Placement Agent Warrant	8-K	000-09908	09/26/2021	4.2
4.7	Form of TOMI Environmental Solutions, Inc. 12% Convertible Note	8-K	001-39574	11/07/2023	10.2
10.1+	Amended and Restated 2016 Equity Incentive Plan, as adopted by the Registrant’s stockholders on December 30, 2020	DEF 14A	001-39574	12/2/2020	Appendix A
10.2+	Offer Letter, dated January 15, 2016, by and between the Registrant and Dr. Halden Shane	10-Q	000-09908	5/16/2016	10.2
10.3+	Form of Appointment to the Board of Directors as Independent Director of the Registrant	10-Q	000-09908	5/16/2016	10.3
10.4+	Employment Agreement, entered into as of January 5, 2018, by and between the Registrant and Elissa J. Shane, effective as of January 1, 2018	8-K	000-09908	1/8/2018	10.4
10.5	Form of Securities Purchase Agreement dated as of September 26, 2021, between the Registrant and the purchasers named therein	8-K	000-09908	09/26/2021	10.6
10.6	Form of Securities Purchase Agreement, dated as of November 7, 2023, between TOMI Environmental Solutions, Inc. and the purchasers named therein	8-K	001-39574	11/07/2023	10.7
10.7	Form of Registration Rights Agreement, dated as of November 7, 2023, between TOMI Environmental Solutions, Inc. and the purchasers named therein	8-K	001-39574	11/07/2023	10.8
10.8+	Offer Letter, dated May 29, 2025, by and between the Registrant and David Vanston					X
10.9	Equity Purchase Agreement dated November 5, 2025 by and between the Registrant and Hudson Global Ventures, LLC	8-K	001-39574	11/12/2025	10.10
10.10	Registration Rights Agreement dated November 5, 2025 by and between the Registrant and Hudson Global Ventures, LLC	8-K	001-39574	11/12/2025	10.11
14.1	Code of Ethics	10-K	000-09908	3/31/2009	14
19.1	Insider Trading Policy	10-K/A	000-09908	5/1/2025	19.1
21.1	Subsidiaries of the Registrant					X

24.1	Power of Attorney (included in signature page)					X
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

X
32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Compensation Recoupment Policy	10-K/A	000-09908	5/1/2025	97
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File					X

+	Indicates a management contract or compensatory plan.

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

Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a) (6) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 31, 2026	TOMI ENVIRONMENTAL SOLUTIONS, INC.

/s/ HALDEN S. SHANE
Halden S Shane Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of TOMI Environmental Solutions, Inc. constitute and appoint Halden S. Shane and David Vanston, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HALDEN S. SHANE	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Halden S. Shane

/s/ DAVID VANSTON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
David Vanston

/s/ ELISSA J. SHANE	Director	March 31, 2026
Elissa J. Shane

/s/ FRANCESCO FRAGASSO	Director	March 31, 2026
Francesco Fragasso

/s/ HAROLD W. PAUL	Director	March 31, 2026
Harold W. Paul

/s/ LIM BOH SOON	Director	March 31, 2026
Lim Boh Soon

