Form 10-Q
period 2026-03-31
TOMI Environmental Solutions, Inc.
filed 2026-05-08
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 29, 2026, the registrant had 21,700,465 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Form 10-Q, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q, except for historical information, may be deemed forward-looking statements. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "expect," "estimate," "anticipate," "intend," "assume," "can," "could," "plan," "predict," "should" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risk Factors" in our recent annual report on Form 10-K previously filed with the Securities and Exchange Commission on March 31, 2026.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31,	As of December 31,
Current assets:	2026	2025
	(Unaudited)
Cash and cash equivalents	$280,429	$87,775
Accounts receivable, net	761,789	689,153
Inventories, net (Note 3)	2,917,204	2,926,427
Vendor deposits (Note 4)	247,476	161,597
Prepaid expenses	385,216	322,114
Total current assets	4,592,114	4,187,066

Property and equipment, net (Note 5)	565,014	614,311

Other assets:
Intangible assets, net (Note 6)	1,343,122	1,351,164
Operating lease – right of use asset (Note 7)	301,361	322,089
Other assets	660,609	559,671
Total other assets	2,305,092	2,232,924
Total assets	$7,462,220	$7,034,301

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,096,806	$1,480,189
Accrued expenses and other current liabilities (Note 12)	1,236,938	860,703
Deferred revenue	601,130	424,032
Sale of future receipts, net of discount of $59,868 and $113,191 at March 31, 2026 and December 31, 2025, respectively (Note 11)	115,857	254,234
Current portion of long-term operating lease (Note 7)	147,493	143,672
Total current liabilities	4,198,224	3,162,830

Long-term liabilities:
Long-term operating lease, net of current portion (Note 7)	332,747	370,591
Convertible notes payable, net of discount of $204,301 and $222,624 at March 31, 2026 and December 31, 2025, respectively (Note 8)	2,930,699	2,912,376
Total long-term liabilities	3,263,446	3,282,967
Total liabilities	7,461,670	6,445,797

Commitments and contingencies (Notes 7, 8, 10 and 11)	-	-

Shareholders’ equity:
Cumulative convertible Series A preferred stock; par value $0.01 per share, 1,000,000 shares authorized; 63,750 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	638	638
Cumulative convertible Series B preferred stock; $1,000 stated value; 7.5% cumulative dividend; 4,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 20,696,686 and 20,277,205 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	206,967	202,772
Additional paid-in capital	58,655,576	58,437,080
Accumulated deficit	(58,862,631)	(58,051,986)
Total shareholders’ equity	550	588,504
Total liabilities and shareholders' equity	$7,462,220	$7,034,301

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2026	2025

Sales, net	$1,654,227	$1,576,558
Cost of sales	822,451	624,813
Gross profit	831,776	951,745

Operating expenses:
Professional fees	181,970	219,316
Depreciation and amortization	52,868	68,542
Selling expenses	197,302	246,406
Research and development	56,820	44,580
Consulting fees	65,089	87,488
General and administrative	903,992	1,039,878
Total operating expenses	1,458,041	1,706,210
Loss from operations	(626,265)	(754,465)

Other income (expense):
Other income	-	534,912
Interest income	30	82,890
Interest expense	(184,410)	(118,930)
Total other income (expense)	(184,380)	498,872

Loss before income taxes	(810,645)	(255,593)
Provision for income taxes (Note 13)	-	-
Net loss	$(810,645)	$(255,593)

Net loss per common share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Basic weighted average common shares outstanding	20,421,539	20,015,205
Diluted weighted average common shares outstanding	20,421,539	20,015,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	For the three months ended March 31, 2026 and 2025
					Additional		Total
	Series A Preferred		Common Stock		paid-in	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2025	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,302,991)	$4,098,939
Net loss for the three months ended March 31, 2025						(255,593)	(255,593)
Balance at March 31, 2025	63,750	$638	20,015,205	$200,152	$58,201,140	$(54,558,584)	$3,843,346

Balance at January 1, 2026	63,750	$638	20,277,205	$202,772	$58,437,080	$(58,051,986)	$588,504
Director compensation			50,000	500	39,500		40,000
Equity compensation expense related to RSUs			33,334	334	32,944		33,278
Common stock issued pursuant to ELOC			336,147	3,361	146,052		149,413
Net loss for the three months ended March 31, 2026						(810,645)	(810,645)
Balance at March 31, 2026	63,750	$638	20,696,686	$206,967	$58,655,576	$(58,862,631)	$550

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(810,645)	$(255,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,868	68,542
Amortization of right of use asset	39,329	39,329
Amortization of deferred financing costs	18,323	16,271
Amortization of sale of future receipts	53,323	-
Clearing costs incurred for ELOC	7,250	-
Equity compensation expense related to RSU’s	33,278	-
Director compensation	40,000	-
Credit loss expense	6,843	63,608
Sales returns allowance	28,220	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(107,699)	(112,666)
Other receivables	-	(455,010)
Inventory	9,223	158,095
Prepaid expenses	(15,070)	51,519
Vendor deposits	(85,879)	2,980
Other assets	(100,938)	(60,066)
Increase (decrease) in:
Accounts payable	616,617	(178,441)
Accrued expenses	376,235	405,309
Deferred revenue	177,098	22,003
Lease liability	(42,825)	(41,578)
Net cash provided by (used in) operating activities	295,551	(275,698)

Cash flows from investing activities:
Purchase of property and equipment	(5,328)	-
Net cash (used in) investing activities	(5,328)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	285,000
Proceeds from ELOC, net of clearing costs	94,131	-
Repayments of sale of future receipts	(191,700)	-
Net cash (used in) provided by financing activities	(97,569)	285,000

Increase in cash and cash equivalents	192,654	9,302
Cash and cash equivalents, beginning	87,775	664,879
Cash and cash equivalents, ending	$280,429	$674,181

Supplemental cash flow information:
Cash paid for interest	$148,035	$107,163
Cash paid (refunded) for income taxes	-	-

Non-cash investing and financing activities:
Service equipment reclassified from inventory to fixed assets	$-	$14,397

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

These financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025, and notes thereto which are included in the annual report on Form 10-K previously filed with the SEC on March 31, 2026, (the “Annual Report”). We follow the same accounting policies in the preparation of interim reports. The results of operations for the interim periods covered by this Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be more than insured limits. At March 31, 2026, and December 31, 2025, there were no cash equivalents.

Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as industry sector, historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. For those customers to whom we extend credit, in accordance with the Current Expected Credit Loss (CECL) model, we make a risk-based evaluation at the point of sale which is then reviewed on both an individual and collective (pool) basis during each reporting period based on ASC 326.

	March 31, 2026 (Unaudited)	December 31, 2025
Gross accounts receivable	$1,999,768	$1,886,944
Less: Allowance for credit losses	(1,161,915)	(1,149,947)
Less: Allowance for sales returns	(76,064)	(47,844)
Accounts receivable, net	$761,789	$689,153

Movements on credit loss accounts are shown below:

	March 31, 2026 (Unaudited)	December 31, 2025
Beginning reserve	$1,149,947	$2,229,977
Credit loss expense	6,843	267,309
Recoveries and adjustments	5,125	(1,347,339)
Ending reserve	$1,161,915	$1,149,947

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials. We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product.  Our reserve for obsolete inventory was $500,000 and $500,000 as of March 31, 2026, and December 31, 2025, respectively.

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

As of March 31, 2026, two vendors accounted for approximately 54% of total accounts payable, compared to approximately 42% for one vendor as of December 31, 2025.

For the three months ended March 31, 2026, two vendors collectively accounted for approximately 64% of total cost of sales, compared to approximately 50% for the three months ended March 31, 2025. The increase in concentration reflects an increase in equipment sales during the current year period.

The Company remains committed to diversifying its supplier base, though it is substantially dependent on these vendors for its primary product lines. Any disruption to these relationships could have a material adverse effect on the Company's ability to fulfill customer orders and on its results of operations. Refer to Item 1A, Risk Factors, as disclosed in the Company’s Form 10-K, for further discussion of risks related to its reliance on third-party manufacturers and suppliers.

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

Additional information regarding the Company’s income taxes, including deferred tax assets and net operating loss carryforwards, is included in Note 13. Income Taxes to the consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the three months ended March 31, 2026 and 2025, the impact of including these in our computation of diluted EPS was anti-dilutive.

Potentially dilutive securities as of March 31, 2026 consisted of 2,508,000 shares of common stock from convertible debentures, 2,604,388 shares of common stock issuable upon exercise of outstanding warrants, 725,042 shares of common stock issuable upon outstanding options, 66,666 shares of common stock issuable upon vesting of restricted stock units and 63,750 shares of common stock issuable upon conversion of outstanding shares of Preferred A Stock (“Convertible Series A Preferred Stock”).

Potentially dilutive securities as of March 31, 2025 consisted of 2,308,000 shares of common stock from convertible debentures, 2,604,388 shares of common stock issuable upon exercise of outstanding warrants, 768,792 shares of common stock issuable upon outstanding stock options and 63,750 shares of common stock issuable upon conversion of outstanding shares of Convertible Series A Preferred Stock.

Options, warrants, RSU’s, preferred stock and shares associated with the conversion of debt to purchase approximately 5.97 million and 5.7 million shares of common stock were outstanding at March 31, 2026 and  March 31, 2025, respectively, but were excluded from the computation of diluted net loss per share at March 31, 2026 and 2025 due to the anti-dilutive effect on net loss per share.

	For the three months ended March 31,
	(Unaudited)	(Unaudited)
	2026	2025

Net loss	$(810,645)	$(255,593)
Net loss attributable to common shareholders	$(810,645)	$(255,593)

Basic weighted average common shares outstanding	20,421,539	20,015,205
Diluted weighted average common shares outstanding	20,421,539	20,015,205

Net loss per common share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

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

Product revenue includes sales of our standard and customized equipment, BIT Solution and accessories, recognized upon transfer of control to the customer. Service and training revenue includes high-level decontamination engagements, equipment validation and customer training, recognized as the agreed-upon services are rendered.

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

We record estimated allowances for sales returns using a specific identification method based on subsequent return activity and historical averages. As of March 31, 2026 and December 31, 2025, we recorded allowances of $76,064 and $47,844, respectively.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (rounded to nearest thousand).

Product and Service Revenue

	For the three months ended March 31,
	(Unaudited)	(Unaudited)
	2026	2025	Change

Product	$1,311,000	$1,000,000	$311,000
Service	343,000	577,000	(234,000)
Total	$1,654,000	$1,577,000	$77,000

Revenue by Geographic Region

	For the three months ended March 31,
	(Unaudited)	(Unaudited)
	2026	2025	Change

United States	$1,250,000	$1,192,000	$58,000
International	404,000	385,000	19,000
Total	$1,654,000	$1,577,000	$77,000

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less.

Contract Balances

As of March 31, 2026, and December 31, 2025, we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $601,130 and $424,032, respectively. The increase in deferred revenue reflects growth in our SIS and CES project pipeline and the timing of project milestones. Changes in assumptions regarding the timing of project completion or customer acceptance could affect the amount and timing of revenue recognized in future periods.

	March 31, 2026 (Unaudited)	December 31, 2025
Balance, beginning of year	$424,032	$211,724
Deposits Received	679,041	1,991,611
Deposits applied to Revenue	(501,943)	(1,779,303)
Balance, end of period	$601,130	$424,032

Equity Compensation Expense

We account for equity compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation.” Under the provisions of FASB ASC 718, equity compensation expense is estimated at the grant date based on the award’s fair value.

The valuation methodology used to determine the fair value of options and warrants issued as compensation during the period is the Black-Scholes option-pricing model. The Black-Scholes model requires the use of a number of assumptions including volatility of the stock price, the average risk-free interest rate, and the weighted average expected life of the options. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The expected term of the Company’s warrants has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” warrants. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock, par value $0.01 (the “Common Stock”) and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company has elected to account for forfeitures as they occur.

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

For the three months ended March 31, 2026, we issued 50,000 shares of common stock out of the 2016 Plan to members of our Board and 33,334 RSUs to Mr. David Vanston, our Chief Financial Officer (see Note 9). As of March 31, 2026, unrecognized stock-based compensation expense related to unvested RSUs was approximately $66,553, which will be recognized over the remaining vesting period through May 30, 2027. There were no shares issued out of the Plan for the three months ended March 31, 2025.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three months ended March 31, 2026 and 2025.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed in the period they are incurred. For the three months ended March 31, 2026 and 2025, advertising and promotional expenses included in selling expenses were approximately $23,000 and $31,000, respectively.

Research and Development Expenses

Research and development expenses are expensed in the period they are incurred. For the three months ended March 31, 2026 and 2025, research and development expenses were approximately $57,000 and $45,000, respectively.

Business Segments

Pursuant to the guidance in ASC 280, we currently have one reportable business segment due to the fact that we derive our revenue primarily from one product in which 1) The business activities are homogenous in nature, 2) The entire operation faces similar market conditions and risks, 3) There is a high degree of integration in its operations, 4) Internal evaluations of financial results are conducted on a consolidated basis. A breakdown of revenue is presented in “Revenue Recognition” in Note 2 above. See Note 15, Segment Reporting for more details.

Going Concern

For the three months ended March 31, 2026 and 2025, our net loss was approximately $810,000 and $255,000, respectively, and net cash provided by (used in) operations was approximately $296,000 and ($276,000), respectively. As of March 31, 2026, we had approximately $280,000 in cash and cash equivalents, working capital of approximately $394,000, total stockholders' equity of $550, and an accumulated deficit of $58.9 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

Management's Plan to Address Going Concern

Equity Line of Credit and Shelf Registration Statement

In November 2025, we entered into a $20 million Equity Line of Credit ("ELOC") with Hudson Global Ventures, LLC. Our Form S-3 shelf registration statement became effective on December 8, 2025, under which the Company is registered to offer and sell up to $50,000,000 of securities from time to time. Under the ELOC, we may, at our sole discretion, draw down between $25,000 and $2,000,000 per draw, subject to applicable exchange caps. During the three months ended March 31, 2026, we issued 336,147 shares of Common Stock in exchange for aggregate gross proceeds of $149,413. Management believes this facility provides meaningful near-term liquidity, with capacity to provide up to approximately $4 million in the short term, subject to market conditions. Further details are set out in Note 9 to these consolidated financial statements.

Capital Markets Access

Our effective Form S-3 shelf registration statement provides a registered platform to raise up to $50,000,000 of securities from time to time. We have engaged Bancroft Capital as an investment banking advisor to explore additional financing opportunities, including equity and equity-linked transactions with existing and new investors.

Convertible Note Management

As of March 31, 2026, we had $3,135,000 in total convertible note principal outstanding, with a net carrying value of $2,931,000 after amortized debt issuance costs. We are evaluating options to reduce our outstanding convertible note obligations, including potential conversion into equity or repayment using proceeds from the Hudson Global equity line, either of which would reduce total debt and improve stockholders' equity. Further details of our convertible notes are set out in Note 8 to these consolidated financial statements.

Pipeline Conversion to Revenue

As of March 31, 2026, our total integrated project pipeline (encompassing projects awaiting capital expenditure approval or signed contracts) for our SteraMist Integrated System (SIS), Hybrid, or Custom Engineered System (CES) products stood at approximately $4.3 million across 13 customers, an increase from the $3 million November 2025 integration project pipeline. Notable during the quarter, we secured a $440,000 annual purchase order for recurring decontamination services with a leading global medical technology company, providing quarterly professional iHP decontamination services for critical cleanroom and laboratory environments. These figures represent potential future revenue and are not committed orders or guarantees of future performance. Conversion of this pipeline is a primary driver of our 2026 liquidity plan. Our sales backlog as of March 31, 2026 was approximately $1.7 million, reflecting continued near-term revenue visibility from automated integrated systems and our recurring consumables and service revenue base.

Cost Management

We reduced total operating expenses by $248,000, or 15%, during the three months ended March 31, 2026 compared to the same prior year period. We continue to actively manage controllable costs while preserving the technical and commercial capacity required to execute on our pipeline.

Customer Deposit Policy

Our customer deposit policy, implemented during 2025, requires deposits on equipment orders ahead of fulfilment. This policy reduces working capital exposure and is expected to generate incremental operating cash flow benefits in 2026 as it becomes fully embedded across our order intake process.

While management believes the actions described above provide a reasonable basis to address the going concern conditions, there can be no assurance that we will successfully implement this plan, that our pipeline will convert to revenue on the anticipated timeline, or that additional capital will be available on terms acceptable to us. If we are unable to execute this plan, we may be required to delay, reduce, or eliminate certain operations, which could materially adversely affect our business, financial condition, and results of operations.

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

Recently adopted accounting pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09, applied on a prospective basis as of January 1, 2025, because the ASU affects disclosures only, adoption did not affect our consolidated financial statements.

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

In July 2025, FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. We adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and did not elect the practical expedient. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements or on the allowance for credit losses as of March 31, 2026.

NOTE 3. INVENTORIES

Inventories consist of the following:

	March 31, 2026 (Unaudited)	December 31, 2025
Finished goods	$2,704,341	$2,672,800
Raw materials	712,863	753,627
Inventory reserve	(500,000)	(500,000)
Total	$2,917,204	$2,926,427

The movements of inventory reserve were as follows:

	March 31, 2026 (Unaudited)	December 31, 2025
Beginning reserve	$500,000	$1,100,000
Additions (provisions)	-	-
Write-offs / disposals	-	(600,000)
Ending reserve	$500,000	$500,000

NOTE 4. VENDOR DEPOSITS

At March 31, 2026, and December 31, 2025, we maintained vendor deposits of $247,476 and $161,597, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2026	December 31, 2025
	(Unaudited)
Furniture and fixtures	$463,980	$458,652
Equipment	2,316,200	2,316,200
Vehicles	66,170	66,170
Computer and software	321,499	321,499
Leasehold improvements	393,381	393,381
Tenant improvement allowance	405,000	405,000
Total Property and Equipment	$3,966,230	$3,960,902
Less: Accumulated Depreciation	3,401,216	3,346,591
Property and equipment, net	$565,014	$614,311

For the three months ended March 31, 2026 and 2025, depreciation was $44,827 and $61,744, respectively. For the three months ended March 31, 2026, and 2025, amortization of tenant improvement allowance was $9,798 in both periods and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $8,041 and $6,798 for the three months ended March 31, 2026 and 2025, respectively.

	March 31,	December 31,
	2026	2025
Definite life intangible assets consist of the following:	(Unaudited)
Intellectual property and patents	$3,449,482	$3,449,482
Less: accumulated amortization	2,968,185	2,960,143
Patents, net	$481,297	$489,339

Indefinite life intangible assets consist of the following:
Trademarks	861,825	861,825
Total intangible assets, net	$1,343,122	$1,351,164

Approximate future amortization is as follows (rounded to nearest thousand):

Year Ended:
April 1 - December 31, 2026	$24,000
December 31, 2027	32,000
December 31, 2028	32,000
December 31, 2029	32,000
December 31, 2030	32,000
Thereafter	329,000
Total	$481,000

NOTE 7. LEASES

In April 2018, we entered into a 10-year lease agreement for a new 9,000-square-foot facility that contains office, warehouse, lab and research and development space in Frederick, Maryland. The lease agreement commenced in December 2018 when the property was ready for occupancy. The agreement provided for annual rent of $143,460, an escalation clause that increases the rent 3% year over year, a landlord tenant improvement allowance of $405,000 and additional landlord work as discussed in the lease agreement. We took occupancy of the property on December 17, 2018, and the lease was amended in June 2019 to provide for a 4-month rent holiday and a commencement date of April 1, 2019. A 7% discount rate was determined using our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

	As of March 31,	As of December 31,
Operating leases:	2026	2025
	(Unaudited)
Assets:
Operating lease right-of-use asset	$301,361	$322,089

Liabilities:
Current portion of long-term operating lease	$147,493	$143,672
Long-term operating lease, net of current portion	332,747	370,591
Total right of use liability	$480,240	$514,263

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations.

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating lease expense	$39,329	$39,329

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the three months ended March 31,
	2026	2025
Cash paid for amounts included in	(Unaudited)	(Unaudited)
the measurement of lease liabilities	$42,825	$41,578

Other information related to leases where we are the lessee is as follows:

	As of March 31,	As of December 31,
	2026	2025
	(Unaudited)
Weighted-average remaining lease term:
Operating leases	3.00	3.25
Discount rate:
Operating leases	7%	7%

As of March 31, 2026, the maturities of our operating lease liability are as follows:

Operating
Year ended:	Lease
April 1 - December 31, 2026	$132,328
December 31, 2027	180,407
December 31, 2028	185,820
December 31, 2029	34,841
Total minimum lease payments	533,396
Less: interest	53,156
Imputed value of lease obligations	480,240
Less: current portion	147,493
Long-term portion of lease obligations	$332,747

NOTE 8. CONVERTIBLE DEBT

As of March 31, 2026, the Company has two series of convertible promissory notes outstanding under separate Securities Purchase Agreements entered into in 2023 and 2025, respectively. The aggregate outstanding principal of both series is $3,135,000, carried as a long-term liability on the Consolidated Balance Sheet. Each series is described separately below.

2023 Notes

During October and November 2023, we entered into a Securities Purchase Agreement (the “2023 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “2023 Notes”). As of March 31, 2026, we issued and sold an aggregate of $2,600,000 of 2023 Notes to certain Investors pursuant to the 2023 SPA, convertible into an aggregate of 2,080,000 shares of Common Stock at a conversion price of $1.25 per share.

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

2025 Notes

During 2025, we entered into Securities Purchase Agreements (the "2025 SPA") with certain accredited investors pursuant to which we agreed to sell and issue to the Investors in a private placement transaction in one or more closings up to an aggregate principal amount of $3,000,000 of Convertible Notes (the "2025 Notes"). Pursuant to the 2025 SPA and as of March 31, 2026, we sold and issued convertible promissory notes initially convertible into an aggregate of 428,000 shares of Common Stock at a conversion price of $1.25 per share in exchange for aggregate gross proceeds of $535,000. As of March 31, 2026, approximately $2,465,000 remains available for issuance under the 2025 SPA, subject to the terms and conditions thereof. The 2025 Notes mature and are due on the fifth anniversary of the respective issuance dates in 2030. The 2025 Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The 2025 Notes are convertible into shares of our Common Stock at the option of the holder at a fixed conversion price of $1.25 per share. In addition, we may require the Investors to convert the 2025 Notes at the $1.25 per share conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $1.55 per share or higher on any twenty (20) trading days within a thirty (30) day consecutive trading period, or if a "fundamental change" occurs (as defined in the 2025 SPA). For the avoidance of doubt, $1.55 is the stock price threshold that triggers the Company's mandatory conversion right and is not itself a conversion price; the notes always convert at $1.25 per share. The 2025 Notes are unsecured and senior to other indebtedness subject to certain exceptions.

Interest expense on the 2023 Notes was $78,000 for each of the three months ended March 31, 2026 and 2025. Interest expense on the 2025 Notes was $16,050 and $2,850 for the three months ended March 31, 2026 and 2025, respectively (2025 reflected partial-year accrual from the respective issuance dates). Total interest expense on convertible notes for the three months ended March 31, 2026 and 2025 was $94,050 and $80,850, respectively.

Registration Rights

In connection with each of the 2023 SPA and the 2025 SPA, we entered into registration rights agreements with the respective Investors pursuant to which we agreed to register for resale the shares of Common Stock issuable upon conversion of the respective Notes. As of March 31, 2026, we have not filed a resale registration statement covering these shares. We are evaluating the timing and method of fulfilling our registration obligations under each agreement. Failure to satisfy our registration obligations within the timeframes specified in the respective registration rights agreements could result in the payment of liquidated damages or other penalties to the Investors, the amount of which we are unable to estimate at this time.

Debt Issuance Costs and Interest

Amortization of deferred financing costs was $18,323 and $16,271 for the three months ended March 31, 2026 and 2025, respectively, which have been included with interest expense on the statement of operations and is being amortized on a straight-line basis over the life of the notes. Annual cash interest payable on the aggregate outstanding principal of $3,135,000 at 12% per annum is approximately $376,200, payable in equal monthly installments.

Convertible notes consist of the following at:

	March 31, 2026	December 31,
	(Unaudited)	2025
2023 Notes	$2,600,000	$2,600,000
2025 Notes	535,000	535,000
Total convertible notes	$3,135,000	$3,135,000
Less: Debt issuance costs	(366,456)	(366,456)
Accumulated amortization	162,155	143,832
Debt issuance costs, net	(204,301)	(222,624)
Convertible notes, net	$2,930,699	$2,912,376

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

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. As of March 31, 2026 and December 31, 2025, there were 63,750 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. As of March 31, 2026 and December 31, 2025, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During the three months ended March 31, 2026, we issued 50,000 shares of Common Stock valued at approximately $40,000 to three members of our Board pursuant to our equity incentive plan - 30,000 shares related to the first quarter of 2026 and 20,000 shares which were accrued during the fourth quarter of 2025 (See Note 11 – Director Compensation).

Equity Purchase Agreement — Hudson Global Ventures, LLC

On November 5, 2025, the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") with Hudson Global Ventures, LLC ("Hudson Global"), pursuant to which the Company has the right, but not the obligation, to sell to Hudson Global up to $20,000,000 of shares of Common Stock over a 24-month Commitment Period. The terms and conditions of the Purchase Agreement, including pricing, the Exchange Cap, and the Commitment Shares, are described in Note 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

During the three months ended March 31, 2026, pursuant to the ELOC, we issued 336,147 shares of Common Stock in exchange for aggregate gross proceeds of $149,413. We recorded a receivable of $48,034 for proceeds not yet received as of quarter end related to shares issued under the ELOC, which was included within prepaid expenses on our condensed consolidated balance sheet. The shares were issued pursuant to the Form S-3 registration statement (File No. 333-291563) and the prospectus supplement dated December 11, 2025. The Company intends to use the proceeds for working capital and general corporate purposes.

Stock Options

The following table summarizes stock options outstanding as of March 31, 2026:

	For the three months ended
	March 31, 2026 (Unaudited)	Weighted
	Number of Options	Average Exercise Price

Outstanding, beginning of period	737,542	$0.99
Granted	-
Exercised	-
Expired	(12,500)	4.40
Outstanding, end of period	725,042	$0.93

Options outstanding and exercisable by price range as of March 31, 2026 were as follows:

		Average
		Weighted	Exercisable Options
		Remaining		Weighted
Outstanding Options		Contractual		Average
Range	Number	Life in Years	Number	Exercise Price
$0.71	7,042	1.81	7,042	$0.71
$0.75	225,000	8.13	225,000	$0.75
$0.80	2,500	1.82	2,500	$0.80
$0.85	210,000	6.83	210,000	$0.85
$1.12	270,000	5.81	270,000	$1.12
$1.93	10,500	0.71	10,500	$1.93
	725,042	6.71	725,042	$0.93

Restricted Stock Units (RSUs)

The following table summarizes RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	66,666	$0.9983
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Outstanding, end of period	66,666	$0.9983

As of March 31, 2026, there were 66,666 unvested RSUs outstanding with a weighted average grant date fair value of $0.9983 per share. The remaining unrecognized stock-based compensation expense related to unvested RSUs was approximately $66,553 as of March 31, 2026, which will be recognized over the remaining vesting period through May 30, 2027.

Stock Warrants

The following table summarizes the outstanding common stock warrants as of March 31, 2026:

	For the three months ended
	March 31, 2026 (Unaudited)
	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	2,604,388	$2.32
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	2,604,388	$2.32

Warrants outstanding and exercisable by price range as of March 31, 2026 were as follows:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Weighted Remaining Contractual Life in Years	Number	Weighted Average Exercise Price
$0.64	31,250	7.64	31,250	$0.64
$0.80	125,000	7.83	125,000	$0.80
$0.96	437,500	6.73	437,500	$0.96
$1.68	1,434,721	0.50	1,434,721	$1.68
$2.18	172,167	0.50	172,167	$2.18
$4.00	28,750	4.07	28,750	$4.00
$6.95	375,000	4.51	375,000	$6.95
	2,604,388	2.60	2,604,388	$2.32

There were no unvested warrants outstanding as of March 31, 2026.

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

Product Liability

As of March 31, 2026, and December 31, 2025, there were no claims against us for product liability.

NOTE 11. CONTRACTS AND AGREEMENTS

Director Compensation

During the three months ended March 31, 2026, director agreements for non-employee members of our Board consisted of an annual cash fee of $20,000 ($5,000 per quarter) and issuance of 40,000 shares per annum of Common Stock (10,000 per quarter).

During the three months ended March 31, 2025, our previous director agreements for non-employee members of our Board consisted of an annual cash fee of $48,000 ($12,000 per quarter), with the exception of the audit committee chairperson, whose annual cash fee was $54,600 ($13,650 per quarter). Non-employee Director compensation also included an annual issuance of 20,000 shares of Common Stock.

Agreement for the Purchase and Sale of Future Receipts

Effective November 18, 2025, we entered into an agreement with Agile Capital Funding, LLC ("Agile") pursuant to which we sold to Agile 15% of the proceeds of each future sale made by us (the "Future Receipts") until Agile has received an aggregate of $447,300 (the "Purchased Amount"). As consideration for the Purchased Amount, Agile paid us a purchase price of $315,000, less an origination fee of $15,000, for net proceeds of $300,000. Although the agreement was structured as a sale of future receipts, we determined that the arrangement has the economic characteristics of a borrowing and have accordingly accounted for it as debt under ASC 470-10-25.

The $132,300 excess of the Purchased Amount over the gross proceeds received has been recorded as a debt discount presented as a direct reduction of the carrying value of the liability on the Consolidated Balance Sheet and is being amortized as interest expense over the expected repayment period on a pro rata basis of monthly receipts. Weekly payments of $15,975, commencing December 3, 2025, are debited from our bank account and reconciled monthly against 15% of actual Future Receipts for the period.

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

As of March 31, 2026 and December 31, 2025, the gross remaining balance under the agreement was $175,725 and $367,425, respectively. After deducting the debt discount of $59,868, the net carrying value of $115,857 was classified as a current liability on the Consolidated Balance Sheet as of March 31, 2026, with monthly repayments of approximately $69,225 continuing into 2026 until the Purchased Amount is satisfied. During the three months ended March 31, 2026, we recognized $53,323 of interest expense related to this arrangement, included in the Consolidated Statements of Operations.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	As of March 31,	As of December 31,
	2026	2025
	(Unaudited)
Commissions	$199,811	$174,783
Payroll and related costs (1)	839,326	533,817
Director fees	-	64,650
Sales tax payable	1,409	1,653
Accrued warranty	-	10,905
Other accrued expenses and other current liabilities	196,392	74,895
	$1,236,938	$860,703

(1) Included within payroll and related costs is the accrual of earned but unpaid compensation to certain executive officers. As a cash conservation measure, certain members of executive management have not been paid their earned compensation in cash during the year. These obligations are fully accrued in accordance with ASC 710 and remain payable in accordance with the terms of the applicable employment arrangements. The Company intends to satisfy these obligations as operating cash flow permits. For further information regarding the compensation arrangements with the Company's named executive officers, including the portion of salary earned but not paid in cash during fiscal 2025, see the Summary Compensation Table and related footnotes in Part III, Item 11 of the Company’s Form 10-K, as filed on March 31, 2026.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2026, and 2025, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of March 31, 2026, and December 31, 2025, we recorded valuation allowances of $9,946,000 and $9,719,000, respectively, for the portion of deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a 100% valuation allowance is required against U.S. deferred tax assets.

As described in Note 2, Summary of Significant Accounting Policies, the Company previously adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, for the fiscal year ended December 31, 2025 applied on a prospective basis as of January 1, 2025. For full disclosures regarding our Net Operating Loss carryforwards and rate reconciliations, please refer to our Annual Report on Form 10-K, as filed on March 31, 2026.

NOTE 14. CUSTOMER CONCENTRATION

The Company monitors customer concentration by identifying customers whose accounts receivable balances individually represent 10% or more of accounts receivable at the balance sheet date, and customers whose revenue for the fiscal year individually represents 10% or more of total revenue. The following sets forth the Company's significant customer concentrations for the periods presented.

Accounts Receivable Concentration

As of March 31, 2026, two customers accounted for approximately 37% of the Company's gross accounts receivable. As of December 31, 2025, two customers accounted for approximately 40% of the Company's gross accounts receivable.

Revenue Concentration

For the three months ended March 31, 2026, two customers accounted for approximately 33% of the Company's revenue. For the three months ended March 31, 2025, one customer accounted for approximately 10% of the Company's revenue. The increase in the concentration percentage was mainly due to a distributor that was onboarded during the first quarter of 2026 and additional CES-related projects undertaken this period.

The Company does not have any long-term purchase commitments with any of its significant customers, and there can be no assurance that these customers will continue to purchase the Company's products and services at historical levels or at all. The loss of, or a significant reduction in purchases by, any one of these customers could have a material adverse effect on the Company's revenue and results of operations. See Item 1A, Risk Factors, from our recently filed Form 10-K for further discussion of risks related to customer concentration and the absence of long-term customer contracts.

NOTE 15. SEGMENT REPORTING

The Company operates and is managed as a single operating and reportable segment pursuant to ASC 280. Our Chief Executive Officer is the chief operating decision maker ("CODM") and is responsible for allocating resources and assessing performance across the organization.

The Company derives its revenue primarily from the sale of equipment and services based on its proprietary BIT technology, both domestically and internationally. A disaggregation of revenue is presented in Note 2, Summary of Significant Accounting Policies, under Revenue Recognition.

There have been no changes to the Company's segment structure during the three months ended March 31, 2026. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

NOTE 16. SUBSEQUENT EVENTS

On April 17, 2026, the Company submitted a put notice to Hudson Global pursuant to the ELOC. Pursuant to that notice, Hudson Global purchased 60,802 shares of Common Stock for aggregate gross proceeds to the Company of $26,224.

On April 21, 2026, the Company issued an aggregate of 30,000 shares of Common Stock to three members of its Board of Directors pursuant to the 2016 Equity Incentive Plan, comprising 10,000 shares to each director, valued at approximately $0.55 per share based on the closing price of the Common Stock on the respective date of issuance, for aggregate non-cash compensation of approximately $16,500.

On April 23, 2026, the Company submitted a put notice to Hudson Global pursuant to the ELOC. Pursuant to that notice, Hudson Global purchased 162,977 shares of Common Stock for aggregate gross proceeds to the Company of $72,338.

On April 27, 2026, the Company submitted a put notice to Hudson Global pursuant to the ELOC. Pursuant to that notice, Hudson Global purchased 750,000 shares of Common Stock for aggregate gross proceeds to the Company of $321,217.

On April 30, 2026, the Company executed a non-binding letter of intent (the "LOI") to merge with Carbonium Core, Inc. ("Carbonium Core"), a U.S.-based producer of nuclear-grade graphite for advanced reactor technologies (the “Proposed Transaction”). Under the terms of the LOI, TOMI would provide all-stock consideration consisting of newly issued shares of Common Stock equal to 19.99% of the Company's outstanding shares immediately prior to the merger, and shares of a newly created Series B Convertible Preferred Stock convertible into TOMI Common Stock upon stockholder approval, together implying an enterprise valuation of Carbonium Core of $120 million. The merger is subject to execution of definitive agreements and customary closing conditions, including stockholder approval under Nasdaq rules, with a targeted closing in the second quarter of 2026. There can be no assurance that the Proposed Transaction will be completed.

Further details of the ELOC facility and the Company’s director compensation arrangements are set out in Note 9 to these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements are not guaranteeing future performance and the TOMI Environmental Solutions, Inc. (the “Company,” “TOMI,” “we,” and “our”) actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”) under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Quarterly Highlights

Business and Financial Update

The first quarter of 2026 delivered improved financial results, with revenue of approximately $1.65 million reflecting a 5% increase over the first quarter of 2025 and a 67% sequential increase over the fourth quarter of 2025. Growth was primarily driven by increased equipment and CES-related sales to commercial service provider customers, partially offset by lower service revenue reflecting project completion timing. Total revenue and sales order backlog was $3.4 million as of March 31, 2026, providing strong visibility into near-term revenue conversion.

Our integrated project pipeline, encompassing SIS, Hybrid, and CES projects awaiting approval or unsigned contract, grew to approximately $4.3 million across 13 customers, an increase from the November 2025 $3 million integration sales pipeline. Notably, we secured a $440,000 annual purchase order for recurring decontamination services with a leading global medical technology company, reflecting the growing contribution of our high-margin iHP Corporate Service business.

Since 2024, BIT solution sales have shown steady annual growth of 21% from 2024 to 2025.  This momentum has been maintained into the current quarter. Management expects BIT Solution sales to exceed 2025 levels, which management believes could support progress toward the Company's future profitability. Applicator sales in the current quarter exceeded total full-year 2025 applicator sales, representing a 139% year-over-year increase, reflecting growing adoption of our razor/blade consumable model.

Our iHP technology continued to gain market recognition across pharmaceutical, biotech, food safety, and international markets during the quarter. Key first quarter  2026 developments included regulatory authorization in Great Britain and Northern Ireland from the UK Health and Safety Executive, our first EU member state product authorization from the Dutch regulatory authority, a strategic partnership with Total Clean Air as our Preferred European Partner across the UK and EU, expanded Canadian operations through our distribution partner, and a new food safety case study demonstrating up to 95% reduction in sanitation testing costs.

Gross margin decreased from 60% in the three months ended March 31, 2025 to 50% in the current quarter, reflecting strategic price discounts to drive equipment adoption and an unfavorable product mix shift toward lower-margin equipment sales. Management views these factors as temporary, as growth in recurring high-margin BIT Solution consumable sales is expected to support margin recovery.

Operating expenses decreased $248,000, or 15%, to $1.5 million, reflecting disciplined cost management across professional fees, selling expenses, and general and administrative costs.

Business Highlights and Recent Events

•

On January 6, 2026, a private East Coast research university purchased and installed a SteraMist Hybrid System for repeatable, high-level decontamination of reusable medical equipment, representing the second SteraMist Hybrid sale within the Company's automated installation pipeline.

•

On January 20, 2026, the Company sold a Custom Engineered System in the United Kingdom to an international pharmaceutical manufacturer, integrated into Total Clean Air's modular cleanroom platform, marking the first deployment of SteraMist iHP technology within TCA's modular architecture.

•

On February 23, 2026, the UK Health and Safety Executive granted official regulatory authorization for the Company's BIT Solution and SteraMist iHP products as biocidal products for use in Great Britain and Northern Ireland.

•

On March 3, 2026, the Company entered into a strategic partnership with Total Clean Air, establishing TCA as its Preferred European Partner for SteraMist iHP technology across the United Kingdom and European Union.

•

On March 16, 2026, the Company announced expanded Canadian operations, with its Canadian distribution partner increasing equipment inventory to support direct-to-customer sales across the provinces following strategic placements at leading Canadian health research organizations and hospital systems.

•

On March 18, 2026, the Company announced its expansion into the food safety sector, citing a case study in which SteraMist iHP technology delivered a reduction of up to 95% in sanitation testing costs for a food manufacturer.

•

On March 24, 2026, a major Mexican dairy manufacturer engaged ongoing SteraMist iHP services for facility sanitation through distributor DisinfectCare, further extending the Company's international service footprint.

•

On March 25, 2026, the Company received formal biocidal product authorization from the independent Dutch regulatory authority (Ctgb), marking TOMI's first product approval within a European Union member state and supporting a streamlined mutual recognition pathway in other EU member states.

Post-Quarter Developments:

•

The Company reported strong momentum in the compounding pharmacy sector, with approximately a dozen active client partnerships driven by tightening FDA regulatory standards for 503A and 503B facilities, reflecting growing adoption of SteraMist as a validated, automated decontamination solution.

•

The Company attended INTERPHEX 2026, one of the premier trade shows in the pharmaceutical, biotechnology, and medical device industries held in New York City. INTERPHEX showcases innovative solutions and technologies that drive advancements in the life sciences sector. At the event, TOMI engaged with over 200 current and potential new customers - explored new business opportunities with end users to expand its “Fortune 500” customer base, discussed new projects with contractor building designers and Original Equipment Manufacturers (OEMs), and met with our current life science distributors on growth opportunities. Discussions centered on strategizing new projects and expanding the pipeline in integrated automation lines.

•

TOMI finalized timelines with a new customer, a prominent American healthcare company renowned for its innovative medications in premixed ready-to-use formulations, known to enhance hospital efficiency and support patient safety protocols. Further, this company owns a proprietary container technology that allows certain premix medicines to have an extended shelf life. TOMI is set to develop an iHP integration for their proprietary system, utilizing iHP as its decontamination method.

•

This new partnership aligns well with our customers and strategy, adding to the five (5) installations, as well as with the recent service contract we have secured for delivery throughout 2026. With a robust pipeline of anticipated automated integration projects yet to be won, this delivery positions us favorably to achieve our expected annual revenue.

The following overview summarizes key factors affecting the Company’s financial performance for the quarter ended March 31, 2026 compared to the Company’s Consolidated Balance Sheet as of December 31, 2025 and should be read in conjunction with the selected financial metrics presented below.

Financial Operations Overview (in thousands)	March 31, 2026	December 31, 2025	Change
Cash and cash equivalents	$280	$88	$192
Accounts receivable, net	$762	$689	$73
Inventories, net (Note 3)	$2,917	$2,926	$(9)
Working capital	$394	$1,024	$(630)

The following table summarizes selected financial metrics based on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2026 compared to March 31, 2025 and provides a high-level overview of the Company’s operating performance.

Key financial metrics (in thousands, except per share data)	March 31, 2026	March 31, 2025	Change
Revenue	$1,654	$1,577	$77
Gross profit	$832	$952	$(120)
Operating expenses	$1,458	$1,706	$(248)
Loss from operations	$(626)	$(754)	$128
Net loss	$(810)	$(255)	$(555)
Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.03)

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following table presents our results of operations for the three months ended March 31, 2026, and 2025, together with the changes between the periods. The discussion below addresses the significant factors contributing to the changes in our results of operations.

Results of operations (in thousands)	March 31, 2026	March 31, 2025	Change
Revenue	$1,654	$1,577	$77
Cost of sales	822	625	197
Gross profit	$832	$952	$(120)
Operating expenses
Professional fees	182	219	(37)
Depreciation and amortization	53	69	(16)
Selling expenses	197	246	(49)
Research and development	57	45	12
Consulting fees	65	87	(22)
General and administrative	904	1,040	(136)
Total operating expenses	$1,458	$1,706	$(248)
Loss from operations	$(626)	$(754)	$128
Other income (expense)	(184)	499	(683)
Net loss	$(810)	$(255)	$(555)

Other income (expense) decreased $683,000 compared to three months ended March 31, 2025, reflecting the absence of the one-time Employee Retention Credit benefit of $535,000 and related interest of $83,000 recognized in the prior year period, with no comparable activity in the current quarter. Interest expense increased $65,000 reflecting higher outstanding debt balances on our convertible notes and the Agile Capital sale of future receipts agreement.

Revenue by type (in thousands)	March 31, 2026	March 31, 2025	Change
Product revenue	$1,311	$1,000	$311
Service revenue	343	577	(234)
Total revenue	$1,654	$1,577	$77

Revenue increased $77,000, or 5%, to $1.65 million for the three months ended March 31, 2026 compared to $1.58 million in the prior year period. Product revenue increased $311,000 (31%), driven by higher equipment and CES-related sales. Service revenue decreased $234,000 (41%), reflecting the timing of decontamination project completions and service engagements in the period.

Geographic revenue (in thousands)	March 31, 2026	March 31, 2025	Change
United States	$1,250	$1,192	$58
International	404	385	19
Total	$1,654	$1,577	$77

Domestic revenue increased $58,000 (5%), driven by higher equipment and CES-related sales. International revenue increased $19,000 (5%), reflecting the onboarding of new customers in the UK.

Cost of sales and gross profit (in thousands)	March 31, 2026	March 31, 2025	Change
Revenue	$1,654	$1,577	$77
Cost of sales	822	625	197
Gross profit	$832	$952	$(120)
Gross margin	50%	60%	-

Gross margin decreased from 60% in the three months ended March 31, 2025 to 50% in the current quarter. This decrease reflects strategic price discounts to drive equipment adoption and an unfavorable product mix shift, as equipment and CES-related sales comprised a higher proportion of total revenue compared to the prior year period. Management views these factors as temporary, as growth in recurring high-margin BIT Solution consumable sales is expected to support margin recovery in future periods.

Operating expenses (in thousands)	March 31, 2026	March 31, 2025	Change
Professional fees	$182	$219	$(37)
Depreciation and amortization	53	69	(16)
Selling expenses	197	246	(49)
Research and development	57	45	12
Consulting fees	65	87	(22)
General and administrative	904	1,040	(136)
Total operating expenses	$1,458	$1,706	$(248)

Total operating expenses decreased $248,000 to $1.5 million in the current quarter from $1.7 million in the three months ended March 31, 2025. The decrease was primarily driven by lower general and administrative expenses of $136,000, reflecting reduced credit loss expense, and lower selling expenses of $49,000, due to reduced sales commissions and advertising spend, and lower professional and consulting fees of $59,000 combined, reflecting tighter controls over legal and advisory costs. While management continues to actively manage costs, revenue growth remains the primary driver of the Company's path to profitability.

Liquidity and Capital Resources

Liquidity metrics (in thousands)	March 31, 2026	December 31, 2025	Change
Cash and cash equivalents	$280	$88	$192
Accounts receivable, net	$762	$689	$73
Inventories, net (Note 3)	$2,917	$2,926	$(9)
Working capital	$394	$1,024	$(630)
Total shareholders’ equity	$1	$589	$(588)
Total debt - convertible notes	$2,931	$2,912	$19
Accumulated deficit	$(58,862)	$(58,052)	$(810)

As of March 31, 2026, we had cash and cash equivalents of $280,000 and working capital of approximately $394,000, compared to cash of $88,000 and working capital of $1.0 million at December 31, 2025. For the three months ended March 31, 2026, we incurred a net loss of approximately $810,000. Our accumulated deficit as of March 31, 2026 is $58.9 million.

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

The $630,000 decline in working capital from $1.0 million to $394,000 reflects the net loss incurred during the period and the Company's ongoing capital requirements. On the asset side, accounts receivable increased $73,000 on higher revenue, cash increased $192,000, and inventories remained relatively flat. On the liability side, accounts payable and accrued expenses increased $993,000, and deferred revenue increased $177,000 reflecting our deposit policy on customer orders.

Equity Purchase Agreement — Hudson Global Ventures, LLC

On November 5, 2025, the Company entered into a Purchase Agreement with Hudson Global, pursuant to which the Company has the right, but not the obligation, to sell to Hudson Global up to $20,000,000 of shares of Common Stock over a 24-month Commitment Period. See Note 9 for additional information on the Purchase Agreement.

During the three months ended March 31, 2026, pursuant to the ELOC, we issued 336,147 shares of Common Stock in exchange for aggregate gross proceeds of $149,413. We recorded a receivable of $48,034 for proceeds not yet received as of quarter end related to shares issued under the ELOC, which was included within prepaid expenses on our condensed consolidated balance sheet. The shares were issued pursuant to the Form S-3 registration statement (File No. 333-291563) and the prospectus supplement dated December 11, 2025. The Company intends to use the proceeds for working capital and general corporate purposes.

Management’s Plan to Address Going Concern

For a full discussion of management's plan to address the going concern conditions, including the ELOC, shelf registration, convertible note management, pipeline conversion and cost management initiatives, refer to Note 2 to our condensed consolidated financial statements.

Debt and Contractual Obligations

Our outstanding debt consists of $3,135,000 in convertible notes at 12% per annum, maturing 2028–2030, and a $175,725 remaining balance under the Agile Capital sale of future receipts agreement. Full terms are disclosed in Note 8 to our condensed consolidated financial statements.

A breakdown of our statement of cash flows for the three months ended March 31, 2026 and 2025 is provided below:

Cash flows for the period (in thousands)	March 31, 2026	March 31, 2025	Change
Net cash provided by (used in) operating activities	$296	$(276)	$572
Net cash (used in) investing activities	(5)	-	(5)
Cash provided by (used in) financing activities	(98)	285	(383)
Net increase (decrease) in cash	$193	$9	$184

Operating Activities

Net cash provided by (used in) operating activities was $296,000 for the three months ended March 31, 2026, an improvement of $572,000, from $(276,000) in the prior year period, primarily driven by an increase in accounts payable and accrued expenses, partially offset by the net loss of approximately $810,000.

Investing Activities

Net cash (used in) investing activities was $5,000 for the three months ended March 31, 2026, consisting of equipment purchases.

Financing Activities

Net cash (used in) financing activities was $98,000 for the three months ended March 31, 2026, compared to net cash provided of $285,000 in the prior year period. In the prior year period, $285,000 was raised through convertible note issuances. For the three months ended March 31, 2026, net financing activities reflected repayments of $192,000 on the sale of future receipts agreement with Agile, partially offset by $94,000 in net ELOC proceeds, consisting of gross ELOC proceeds of $149,413, less $48,034 not yet received at quarter end and $7,250 in clearing costs expensed in operating activities.

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

Going Concern Assessment

The assessment of our ability to continue as a going concern is the most significant judgment reflected in our financial statements for the three months ended March 31, 2026. Under ASC 205-40, management is required to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation requires management to consider all available information about the future, including the Company's projected cash flows, planned capital raising activities, anticipated operating improvements, and the probability and timing of successfully executing those plans.

For the three months ended March 31, 2026, we recorded a net loss of approximately $810,000. As of March 31, 2026, we had approximately $280,000 of cash and cash equivalents and an accumulated deficit of approximately $58.9 million. Based on these conditions, management concluded that substantial doubt exists about our ability to continue as a going concern within one year after the issuance of these financial statements. Management's conclusion is based on projected cash flows that assume successful execution of our capital raising plans, including continued drawdowns under our convertible note facilities and the potential utilization of the $20 million ELOC with Hudson Global Ventures, LLC entered into in November 2025, as well as anticipated revenue growth from our active commercial pipeline. If our assumptions regarding capital availability, revenue timing or operating costs prove incorrect, the Company's liquidity position could deteriorate more rapidly than projected, and there can be no assurance that the going concern doubt will be resolved within the anticipated timeframe. See Note 2 to the consolidated financial statements for further discussion.

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

We also record estimated allowances for sales returns, determined by using a specific identification method based on subsequent return activity and historical averages. As of March 31, 2026 and December 31, 2025, we recorded allowances of $76,064 and $47,844, respectively.

As of March 31, 2026 and December 31, 2025, deferred revenue totaled approximately $601,000 and $424,000, respectively, representing contracted amounts for which performance obligations had not yet been satisfied. The increase in deferred revenue reflects growth in our SIS and CES project pipeline and the timing of project milestones. Changes in assumptions regarding the timing of project completion or customer acceptance could affect the amount and timing of revenue recognized in future periods.

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

As of March 31, 2026, net accounts receivable totaled $761,789 compared to $689,153 as of December 31, 2025. The increase reflects higher revenue levels in the current period. Management exercises judgment in determining the appropriate allowance for credit losses, and changes in the creditworthiness of our customers, deterioration in economic conditions, or the loss of a significant customer relationship could result in allowance adjustments that materially affect our results of operations in a given period.

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

As of March 31, 2026 and December 31, 2025, our reserve for obsolete inventory was $500,000. Inventories, net of reserves, remained relatively flat at approximately $2.9 million as of March 31, 2026 and December 31, 2025, reflecting disciplined inventory management. If actual demand for our products differs materially from our forecasts, or if changes in our product offerings render existing inventory obsolete, additional write-downs may be required.

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

We noted no long-lived asset impairment charges for the three months ended March 31, 2026 and 2025. Management's impairment analysis considered the going concern conditions described above and concluded that projected undiscounted cash flows, based on our current operating plan and capital raising assumptions, continue to support the carrying values of our long-lived assets. Changes in our revenue outlook, discount rates or other key assumptions could result in impairment charges in future periods.

Convertible Notes and Debt Discount

As of March 31, 2026, we had outstanding convertible notes with an aggregate principal balance of approximately $3.1 million, net of amortized debt discount and issuance costs of approximately $200,000, resulting in a carrying value of approximately $2.9 million. Our convertible notes were issued under two separate securities purchase agreements — the 2023 SPA, under which $2.6 million of notes were issued, and the 2025 SPA, under which up to $3.0 million of additional notes may be issued, of which $535,000 had been issued as of March 31, 2026. The notes bear interest at 12% per annum, are convertible at the option of the holder at $1.25 per share and mature on the fifth anniversary of their respective issuance dates.

The conversion features embedded in the 2023 Notes and 2025 Notes are considered clearly and closely related to the host debt instruments and do not require bifurcation under ASC 815. No modifications to the terms of the existing notes occurred during the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026, we recognized approximately $73,000 of stock-based compensation expense, including shares issued to directors and equity compensation expense. Changes in the assumptions used in the Black-Scholes model, or modifications to existing awards, could result in materially different fair value estimates and compensation expense amounts.

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

We recorded no income tax expense or benefit for the three months ended March 31, 2026 and 2025 due to our net operating losses and the maintenance of a full valuation allowance against our net deferred tax assets. As of March 31, 2026, our total valuation allowance was approximately $9,946,000, an increase of approximately $227,000 from $9,719,000 as of December 31, 2025, primarily reflecting additional deferred tax assets arising from current-period losses. As of December 31, 2025, we had available federal net operating loss carryforwards of approximately $28,310,000 and state net operating loss carryforwards of approximately $25,784,000. Net operating losses generated after December 31, 2017 carry forward indefinitely; those generated prior to 2018 expire at various dates through 2037. NOLs generated after 2017 carry forward indefinitely but are limited to offset 80% of taxable income in any given year.

The judgment to maintain a full valuation allowance is the most significant estimate within our income tax accounting. This judgment is based on our cumulative history of operating losses, our going concern conditions, and the uncertainty surrounding the timing and amount of future taxable income sufficient to realize these assets. We reassess this conclusion at each reporting date. If our operating results improve materially and we conclude it is more likely than not that a portion of our deferred tax assets will be realized, we would reduce the valuation allowance accordingly, which could result in a material income tax benefit in the period of that determination. We adopted ASU 2023-09, Improvements to Income Tax Disclosures, in the fourth quarter of 2025 on a prospective basis; the required disaggregated rate reconciliation and taxes paid disclosures were included in our Form 10-K as filed on March 31, 2026.

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

Recently adopted accounting pronouncements

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09, applied on a prospective basis as of January 1, 2025. Because the ASU affects disclosures only, adoption did not affect our consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current-classified accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and did not elect the practical expedient. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or on the allowance for credit losses as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below, and such material weakness has not been remediated as of March 31, 2026.  Our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

 Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of March 31, 2026, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

Remediation - Progress and Actions Taken

Management, with oversight from our Audit Committee, implemented specific remediation actions during fiscal year 2025 which are fully disclosed in our recently filed Form 10-K. We continue to monitor and track progress on a quarterly basis in the following areas:

•	Strengthened Finance Function.
•	Written Accounting Policies and Procedures.
•	Month-End Revenue Close Process.
•	Monthly Physical Inventory Counts.
•	Deferred Revenue Accounting Framework.
•	13-Week Rolling Cash Flow Forecast.
•	Daily Bank Reconciliations.
•	Realignment of Roles and Responsibilities.
•	Continued Training and Third-Party Support.

While the material weaknesses had not been fully remediated as of March 31, 2026, management believes the actions taken to date represent meaningful progress in addressing the identified control deficiencies. We are committed to continuing this process and will continue to review and enhance our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026 and except as disclosed above regarding the material weaknesses and related remediation plans, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

The Proposed Transaction with Carbonium Core may not be completed and may not achieve the anticipated benefits.

We generated a net loss of approximately $3.7 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively. We also had an accumulated deficit of $58.1 million as of December 31, 2025. Prior to 2020, we did not generate any profit from our business operations.

On April 30, 2026, the Company executed a non-binding LOI to negotiate a reverse triangular merger with Carbonium Core, a U.S.-based producer of nuclear-grade graphite for advanced reactor technologies. Under the terms of the LOI, TOMI would provide all-stock consideration consisting of newly issued shares of Common Stock equal to 19.99% of the Company’s outstanding shares immediately prior to the proposed merger transaction, and shares of a newly created Series B Convertible Preferred Stock convertible into TOMI Common Stock upon stockholder approval, together implying an enterprise valuation of Carbonium Core of $120 million. The proposed merger transaction is subject to execution of definitive agreements and customary closing conditions, including stockholder approval under Nasdaq rules, and if approved, Carbonium Core would become a wholly owned subsidiary of TOMI. Following the consummation of the Proposed Transaction and stockholder approval, the combined company would be controlled by the equity holders of Carbonium Core, and Carbonium Core’s management would assume a significant, and potentially controlling, role in the operation of the combined business. There can be no assurance that the Proposed Transaction will be completed.

If we are unable to consummate the Proposed Transaction, we may not realize the anticipated strategic, operational, and financial benefits of the transaction, which could materially and adversely affect our business, financial condition, and results of operations. In such event, we would remain solely responsible for executing our existing business plan, which has historically resulted in recurring losses and negative cash flows, and we may be required to seek alternative sources of capital or strategic transactions, which may not be available on favorable terms, if at all.

Even if the Proposed Transaction is completed, the combined company may not achieve the expected benefits of the transaction or perform as expected. The change of control resulting from the Proposed Transaction could result in disruptions to our business, which could materially and adversely affect the combined company’s business, financial condition, and results of operations.

Nasdaq may not approve any listing application for the combined company and, if the parties waive the Nasdaq closing condition and proceed with the Proposed Transaction, we may be subject to delisting.

In connection with the Proposed Transaction, which would constitute a “change of control” under Nasdaq Listing Rule 5110(a), we will be required, pursuant to Nasdaq’s “reverse merger” rules, to use our reasonable best efforts to file an initial listing application for our common stock on Nasdaq (the “Nasdaq Listing Application”).  The Nasdaq Listing Application must be conditionally approved prior to the date of our stockholder meeting to approve the Company matters related to the Proposed Transaction.  In the event the application is not accepted by Nasdaq and the parties waive the Nasdaq closing condition and proceed with the Proposed Transaction, the combined company will be subject to delisting proceedings and could be delisted. If our common stock loses their status on The Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group Inc., such as the OTC Pink marketplace and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, The Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Additionally, the value of your shares may be materially adversely affected, and holders of our common stock would find it more difficult to buy and sell such shares.

We may not be able to maintain compliance with Nasdaq’s listing standards, which could limit shareholders’ ability to trade our common stock.

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price, and liquidity standards on an ongoing basis. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which may materially impact our liquidity and make it more challenging for shareholders to buy and sell our shares.

We are currently subject to two concurrent Nasdaq deficiency proceedings. On November 17, 2025, we received a deficiency notice that our closing bid price had been below the minimum $1.00 per share requirement (Nasdaq Listing Rule 5550(a)(2)) for 30 consecutive business days. We have until May 18, 2026, to regain compliance, which may include a potential reverse stock split subject to shareholder approval.

Additionally, as of March 31, 2026, the Company's total stockholders' equity of $550 is below the $2,500,000 minimum required under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). On November 21, 2025, the Company received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market notifying the Company that, based on its Form 10-Q for the period ended September 30, 2025, which reported stockholders' equity of $2,206,482, the Company no longer complies with the minimum stockholders' equity requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1), and that the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. We submitted a compliance plan within the required 45-day period; if accepted, Nasdaq may grant an extension of up to 180 days from November 21, 2025.

If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Common Stock, and the Common Stock will be subject to delisting. At that time, the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

In the event that we are unsuccessful in demonstrating compliance with Nasdaq Listing Rule 5550(b)(1) by the deadline of May 18, 2026 or to evidence compliance with such rule in our Quarterly Report for the quarter ended March 31, 2026, or we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) by the end of the 180-day period on May 18, 2026 and either fail to qualify for the second 180-day compliance period or fail to regain compliance during the second 180-day period, and we are unsuccessful in appealing a resulting delisting determination to a Hearings Panel, we will be delisted from Nasdaq, and the value of your shares may be materially adversely affected, which would impair your ability to sell or purchase your shares when you wish to do so.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: May 8, 2026	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ DAVID VANSTON
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

