Form 10-Q
period 2026-06-30
TOMI Environmental Solutions, Inc.
filed 2026-08-14
CIK 314227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of August 11, 2026, the registrant had 8,142,577 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

Forward-looking statements involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in our recent annual report on Form 10-K previously filed with the Securities and Exchange Commission on March 31, 2026.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of June 30,	As of December 31,
Current assets:	2026	2025
	(Unaudited)
Cash and cash equivalents	$321,899	$87,775
Accounts receivable, net	1,890,105	689,153
Inventories, net (Note 3)	2,812,414	2,926,427
Vendor deposits (Note 4)	226,999	161,597
Prepaid expenses	229,338	322,114
Other current assets	49,113	-
Total current assets	5,529,868	4,187,066

Property and equipment, net (Note 5)	513,176	614,311

Other assets:
Intangible assets, net (Note 6)	1,349,262	1,351,164
Operating lease – right of use asset (Note 7)	280,026	322,089
Other assets	709,515	559,671
Total other assets	2,338,803	2,232,924
Total assets	$8,381,847	$7,034,301

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,603,561	$1,480,189
Accrued expenses and other current liabilities (Note 12)	1,525,401	860,703
Deferred revenue	431,100	424,032
Sale of future receipts, net of discount of $0 and $113,191 at June 30, 2026 and December 31, 2025, respectively (Note 11)	-	254,234
Current portion of long-term operating lease (Note 7)	151,421	143,672
Total current liabilities	3,711,483	3,162,830

Long-term liabilities:
Long-term operating lease, net of current portion (Note 7)	292,906	370,591
Convertible notes payable, net of discount of $185,978 and $222,624 at June 30, 2026 and December 31, 2025, respectively (Note 8)	2,949,022	2,912,376
Total long-term liabilities	3,241,928	3,282,967
Total liabilities	6,953,411	6,445,797

Commitments and contingencies (Notes 7, 8, 10 and 11)	-	-

Shareholders’ equity:
Cumulative convertible Series A preferred stock; par value $0.01 per share, 1,000,000 shares authorized; 21,250 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (retroactively adjusted for the 1-for-3 reverse stock split - Note 9)	$213	$213
Cumulative convertible Series B preferred stock; $1,000 stated value; 7.5% cumulative dividend; 4,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock; par value $0.01 per share, 250,000,000 shares authorized; 8,142,577 and 6,759,157 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (retroactively adjusted for the 1-for-3 reverse stock split - Note 9)	81,425	67,591
Additional paid-in capital	60,591,729	58,572,686
Accumulated deficit	(59,244,931)	(58,051,986)
Total shareholders’ equity	1,428,436	588,504
Total liabilities and shareholders’ equity	$8,381,847	$7,034,301

All share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s 1-for-3 reverse stock split, effective July 20, 2026 (see Note 9), unless otherwise indicated.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Sales, net	$2,246,909	$1,031,115	$3,901,136	$2,607,673
Cost of sales	861,603	353,991	1,684,054	978,804
Gross profit	1,385,306	677,124	2,217,082	1,628,869

Operating expenses:
Professional fees	$342,693	$183,874	$524,663	$403,190
Depreciation and amortization	50,080	69,238	102,948	137,780
Selling expenses	228,025	240,462	425,328	486,868
Research and development	38,052	84,106	94,872	128,686
Consulting fees	176,706	63,098	241,794	142,169
General and administrative	793,892	1,169,035	1,697,885	2,217,330
Total operating expenses	1,629,448	1,809,813	3,087,490	3,516,023
Loss from operations	(244,142)	(1,132,689)	(870,408)	(1,887,154)

Other income (expense):
Other income (Employee Retention Credit)	-	-	-	534,912
Interest income	486	1,421	516	84,311
Interest expense	(138,643)	(106,248)	(323,053)	(225,178)
Total other income (expense)	(138,157)	(104,827)	(322,537)	394,045

Loss before income taxes	(382,299)	(1,237,516)	(1,192,945)	(1,493,109)
Provision for income taxes (Note 13)	-	-	-	-
Net loss	$(382,299)	$(1,237,516)	$(1,192,945)	$(1,493,109)

Net loss per common share:
Basic	($0.05)	($0.19)	($0.17)	($0.22)
Diluted	($0.05)	($0.19)	($0.17)	($0.22)

Basic weighted average common shares outstanding	7,596,869	6,682,504	7,204,206	6,677,149
Diluted weighted average common shares outstanding	7,596,869	6,682,504	7,204,206	6,677,149

All share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s 1-for-3 reverse stock split, effective July 20, 2026 (see Note 9), unless otherwise indicated.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2026 and 2025

(UNAUDITED)

As Adjusted for 1-for-3 Reverse Stock Split

	Series A Preferred		Common Stock		Additional paid-in	Accumulated	Total shareholders'
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at April 1, 2026	21,250	$213	6,898,984	$68,989	$58,793,980	$(58,862,632)	$550
Director compensation			10,000	100	16,400	-	16,500
Common stock issued pursuant to ELOC, net of issuance costs			1,233,593	12,336	1,781,349	-	1,793,685
Net (loss) for the three months ended June 30, 2026						(382,299)	(382,299)
Balance at June 30, 2026	21,250	$213	8,142,577	$81,425	$60,591,729	$(59,244,931)	$1,428,436

	Series A Preferred		Common Stock		Additional paid-in	Accumulated	Total shareholders'
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2026	21,250	$213	6,759,157	$67,591	$58,572,686	$(58,051,986)	$588,504
Director compensation			26,667	267	56,233	-	$56,500
Equity compensation expense related to RSU's			11,111	111	33,167	-	$33,278
Common stock issued pursuant to ELOC, net of issuance costs			1,345,642	13,456	1,929,643	-	$1,943,099
Net (loss) for the six months ended June 30, 2026						(1,192,945)	$(1,192,945)
Balance at June 30, 2026	21,250	$213	8,142,577	$81,425	$60,591,729	$(59,244,931)	$1,428,436

	Series A Preferred		Common Stock		Additional paid-in	Accumulated	Total shareholders'
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at April 1, 2025	21,250	$213	6,671,735	$66,717	$58,335,000	$(54,558,584)	$3,843,346
Director compensation			20,000	200	50,800	-	51,000
Net (loss) for the three months ended June 30, 2025						(1,237,516)	(1,237,516)
Balance at June 30, 2025	21,250	$213	6,691,735	$66,917	$58,385,800	$(55,796,100)	$2,656,830

	Series A Preferred		Common Stock		Additional paid-in	Accumulated	Total shareholders'
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at January 1, 2025	21,250	$213	6,671,735	$66,717	$58,335,000	$(54,302,991)	$4,098,939
Director compensation			20,000	200	50,800	-	51,000
Net (loss) for the six months ended June 30, 2025						(1,493,109)	(1,493,109)
Balance at June 30, 2025	21,250	$213	6,691,735	$66,917	$58,385,800	$(55,796,100)	$2,656,830

All share and per share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s 1-for-3 reverse stock split, effective July 20, 2026 (see Note 9), unless otherwise indicated.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,192,945)	$(1,493,109)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	102,948	137,780
Amortization of right of use asset	78,657	78,657
Amortization of deferred financing costs	36,646	34,294
Amortization of sale of future receipts	113,191	-
Equity compensation expense related to RSU’s	33,277	-
Director compensation	56,500	51,000
Credit loss expense (benefit)	(144,474)	111,923
Inventory reserve	-	(111,892)
Sales returns allowance	28,777	24,556
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,085,255)	787,863
Inventory	114,013	408,237
Vendor deposits	(65,402)	(221,614)
Prepaid expenses	116,131	156,131
Other current assets	(49,113)	-
Other assets	(149,844)	14,108
Increase (decrease) in:
Accounts payable	123,372	(884,675)
Accrued expenses	664,698	254,705
Deferred revenue	7,068	272,303
Lease liability	(86,933)	(83,569)
Net cash (used in) operating activities	(1,298,688)	(463,302)

Cash flows from investing activities:
Capitalized patent and trademark costs	(14,180)	(64,462)
Purchase of property and equipment	(5,327)	(2,665)
Net cash (used in) investing activities	(19,507)	(67,127)

Cash flows from financing activities:
Proceeds from ELOC, net of issuance costs	1,919,744	-
Repayments of sale of future receipts	(367,425)	-
Proceeds from issuance of convertible notes	-	435,000
Net cash provided by financing activities	1,552,319	435,000

Increase (decrease) in cash and cash equivalents	234,124	(95,429)
Cash and cash equivalents, beginning	87,775	664,879
Cash and cash equivalents, ending	$321,899	$569,450

Supplemental cash flow information:
Cash paid for interest	$286,407	$201,295
Cash paid (refunded) for income taxes	1,000	-

Non-cash investing and financing activities:
Service equipment reclassified from inventory to fixed assets	-	$14,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Overview

TOMI Environmental Solutions, Inc. (“TOMI,” “we,” “our,” or the “Company”) is a global provider of disinfection and decontamination solutions, offering environmentally friendly products and services for indoor air and surface treatment. Our flagship product line, SteraMist uses our patented Binary Ionization Technology (“BIT”) to deliver a low-concentration (7.8%) hydrogen peroxide-based fog or mist that effectively treats all indoor environments and surface areas.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, held at financial institutions and other liquid investments with original maturities of three months or less. At times, these deposits may be more than insured limits. At June 30, 2026, and December 31, 2025, there were no cash equivalents.

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

	June 30,	December 31,
	2026	2025
	(Unaudited)
Gross accounts receivable	$2,977,690	$1,886,944
Less: Allowance for credit losses	(1,010,964)	(1,149,947)
Less: Allowance for sales returns	(76,621)	(47,844)
Accounts receivable, net	$1,890,105	$689,153

Movements on credit loss accounts are shown below:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Beginning reserve	$1,149,947	$2,229,977
Credit loss expense (benefit)	(144,474)	267,309
Recoveries and adjustments	5,491	(1,347,339)
Ending reserve	$1,010,964	$1,149,947

Inventories

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods and raw materials. We expense costs to maintain certification to cost of goods sold as incurred.

We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence, and future customer demand. We record an allowance for estimated losses when the facts and circumstances indicate that inventories may not be usable or realized when comparing current inventory levels to anticipated demand for our product. Our reserve for obsolete inventory was $500,000 and $500,000 as of June 30, 2026, and December 31, 2025, respectively.

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

As of June 30, 2026, two vendors accounted for approximately 61% of total accounts payable, compared to approximately 42% for one vendor as of December 31, 2025.

For the three and six months ended June 30, 2026, two vendors collectively accounted for approximately 77% and 70% of total cost of sales, respectively, compared to approximately 50% and 49% for the three and six months ended June 30, 2025, respectively. The increase in concentration reflects an increase in equipment sales during the current year period.

The Company remains committed to diversifying its supplier base, though it is substantially dependent on these vendors for its primary product lines. Any disruption to these relationships could have a material adverse effect on the Company’s ability to fulfill customer orders and on its results of operations. Refer to Item 1A, Risk Factors, as disclosed in the Company’s Form 10-K, for further discussion of risks related to its reliance on third-party manufacturers and suppliers.

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

Net Loss Per Share

Basic net loss per share is computed by dividing our net loss by the weighted average number of shares of common stock outstanding during the period presented. Diluted loss per share is based on the treasury stock method and includes the effect from potential issuance of shares of common stock, such as shares issuable pursuant to the exercise of options and warrants and conversions of preferred stock or debentures. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, and warrants, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the three and six months ended June 30, 2026 and 2025, the impact of including these in our computation of diluted EPS was anti-dilutive.

Potentially dilutive securities as of June 30, 2026 and 2025 consisted of the following, as adjusted for our recent stock split:

	June 30, 2026	June 30, 2025
Convertible debentures	836,000	809,334
Stock warrants	868,130	868,130
Stock options	241,680	256,264
Convertible Series A Preferred Stock	21,250	21,250
Restricted stock units	-	-
Total	1,967,060	1,954,978

Warrants, options, RSU’s, preferred stock and shares associated with the conversion of debt to purchase approximately 1.97 million and 1.95 million shares of common stock were outstanding at June 30, 2026 and June 30, 2025, respectively, but were excluded from the computation of diluted net loss per share at June 30, 2026 and 2025 due to the anti-dilutive effect on net loss per share.

	For the three months ended June 30,
	(Unaudited)	(Unaudited)
	2026	2025

Net loss	$(382,299)	$(1,237,516)
Net loss attributable to common shareholders	$(382,299)	$(1,237,516)

Basic weighted average common shares outstanding	7,596,869	6,682,504
Diluted weighted average common shares outstanding	7,596,869	6,682,504

Net loss per common share:
Basic	$(0.05)	$(0.19)
Diluted	$(0.05)	$(0.19)

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

We record estimated allowances for sales returns using a specific identification method based on subsequent return activity and historical averages. As of June 30, 2026 and December 31, 2025, we recorded allowances of $76,621 and $47,844, respectively.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source (rounded to nearest thousand).

Product and Service Revenue

	For the three months ended June 30,
	(Unaudited)	(Unaudited)
	2026	2025	Change

Product	$1,858,000	$653,000	$1,205,000
Service	389,000	378,000	11,000
Total	$2,247,000	$1,031,000	$1,216,000

Revenue by Geographic Region

	For the three months ended June 30,
	(Unaudited)	(Unaudited)
	2026	2025	Change

United States	$1,908,000	$822,000	$1,086,000
International	339,000	209,000	130,000
Total	$2,247,000	$1,031,000	$1,216,000

Product and Service Revenue

	For the six months ended June 30,
	(Unaudited)	(Unaudited)
	2026	2025	Change

Product	$3,168,000	$1,652,000	$1,516,000
Service	733,000	956,000	(223,000)
Total	$3,901,000	$2,608,000	$1,293,000

Revenue by Geographic Region

	For the six months ended June 30,
	(Unaudited)	(Unaudited)
	2026	2025	Change

United States	$3,155,000	$2,014,000	$1,141,000
International	746,000	594,000	152,000
Total	$3,901,000	$2,608,000	$1,293,000

Costs to Obtain a Contract with a Customer

We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. We generally expense sales commissions when incurred because the amortization period would have been one year or less.

Contract Balances

As of June 30, 2026, and December 31, 2025, we had contract balances and unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed in the amounts of $431,100 and $424,032, respectively. The increase in deferred revenue reflects growth in our SIS and CES project pipeline and the timing of project milestones. Changes in assumptions regarding the timing of project completion or customer acceptance could affect the amount and timing of revenue recognized in future periods.

	June 30,	December 31,
	2026	2025
		(Unaudited)
Balance, beginning of period	$424,032	$211,724
Deposits Received	882,170	1,991,611
Deposits applied to Revenue	(947,379)	(1,779,303)
Deferred revenue adjustments, net	72,277	-
Balance, end of period	$431,100	$424,032

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

On July 7, 2017, our shareholders approved the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance units/shares. Giving effect to the Reverse Stock Split, approximately 666,667 shares (2,000,000 pre-split) of Common Stock were authorized for issuance under the 2016 Plan. Shares issued under the 2016 Plan could be authorized but unissued shares, treasury shares, or any combination thereof. Provisions in the 2016 Plan permitted the reuse or reissuance of shares of Common Stock underlying cancelled, expired or forfeited awards and stock appreciation rights settled in cash. Equity compensation awards were typically granted in consideration for the future performance of services to the Company. All recipients of awards under the 2016 Plan were required to enter into award agreements at the time of grant.

On or around January 29, 2026, the 2016 Plan expired in accordance with its terms and has not yet been replaced by a successor equity incentive plan. Awards outstanding as of the expiration date remain subject to the terms of the 2016 Plan and the applicable award agreements; however, no new awards may be granted under the 2016 Plan following its expiration. The Company intends to submit a successor equity incentive plan for shareholder approval at its next annual meeting of shareholders.

For awards of restricted stock units (“RSUs”), fair value is determined based on the closing market price of the Company’s Common Stock on the grant date. Compensation expense for RSUs is recognized on a straight-line basis over the requisite service period.

During the six months ended June 30, 2026, the Company issued 16,667 shares of Common Stock under the 2016 Plan to members of its Board and 11,111 RSUs vested in favor of Mr. David Vanston, the Company’s former Chief Financial Officer (see Note 9). During the six months ended June 30, 2025, the Company issued 20,000 shares of Common Stock under the 2016 Plan to members of its Board.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation limit of $250,000 at times during the year.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets for potential impairments at the end of each year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating long-lived assets for impairment, we measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If our long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We base the calculations of the estimated fair value of our long-lived assets on the income approach. For the income approach, we use an internally developed discounted cash flow model that includes, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. We had no long-lived asset impairment charges for the three and six months ended June 30, 2026 and 2025.

Advertising and Promotional Expenses

Advertising and promotional costs are expensed in the period they are incurred. For the three and six months ended June 30, 2026, advertising and promotional expenses included in selling expenses were approximately $29,000 and $52,000, respectively. For the same periods in 2025, advertising and promotional expenses included in selling expenses were approximately $33,000 and $64,000, respectively.

Research and Development Expenses

Research and development expenses are expensed in the period they are incurred. For the three and six months ended June 30, 2026, research and development expenses were approximately $38,000 and $95,000, respectively. For the same periods in 2025, research and development expenses were approximately $84,000 and $129,000, respectively.

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

Going Concern

For the six months ended June 30, 2026 and 2025, our net loss was approximately $1,193,000 and $1,493,000, respectively, and net cash (used in) operations was approximately $1,299,000 and $463,000, respectively. As of June 30, 2026, we had approximately $322,000 in cash and cash equivalents, working capital of approximately $1,818,000, total stockholders’ equity of $1,428,000, and an accumulated deficit of $59.2 million. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not continue as a going concern.

Management’s Plan to Address Going Concern

Equity Line of Credit and Shelf Registration Statement

In November 2025, we entered into a $20.0 million Equity Line of Credit (“ELOC”) with Hudson Global Ventures, LLC. Our Form S-3 shelf registration statement became effective on December 8, 2025, under which the Company is registered to offer and sell up to $50.0 million of securities from time to time. Under the ELOC, we may, at our sole discretion, direct Hudson Global Ventures to purchase between $25,000 and $2.0 million of our common stock per draw, subject to the terms of the facility. Through June 30, 2026, the Company had issued approximately 1.35 million shares under the ELOC and received aggregate net proceeds of approximately $1.92 million. As a result, approximately $18.1 million of contractual capacity remained available under the facility as of June 30, 2026, subject to market conditions, applicable ownership limitations, regulatory requirements, and the availability of registered shares. Further details are set out in Note 9 to these consolidated financial statements.

Capital Markets Access

Our effective Form S-3 shelf registration statement provides a registered platform to raise up to $50,000,000 of securities from time to time. We have engaged Bancroft Capital as an investment banking advisor to explore additional financing opportunities, including equity and equity-linked transactions with existing and new investors.

Reverse Stock Split

On July 20, 2026, subsequent to the period covered by this Report, the Company effected a 1-for-3 reverse stock split of its Common Stock and Series A Preferred Stock, primarily to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share. Continued listing on The Nasdaq Capital Market is important to management’s plan to address the Company’s going concern conditions, as it supports the Company’s ability to access the capital markets, including through the ELOC and the Company’s effective Form S-3 shelf registration statement described above. The Reverse Stock Split did not generate cash proceeds and does not, by itself, resolve the Company’s operating losses or liquidity needs; there can be no assurance that the Reverse Stock Split will be sufficient to regain or maintain compliance with Nasdaq’s continued listing requirements. Further details of the Reverse Stock Split are set out in Note 9 to these consolidated financial statements.

Pending Merger with Carbonium Core, Inc.

On June 28, 2026, the Company entered into an Agreement and Plan of Merger with Carbonium Core, Inc. (“Carbonium”), pursuant to which Carbonium will become a wholly owned subsidiary of the Company. The Merger Agreement requires the Company and Carbonium to work together in good faith to arrange and complete a financing transaction resulting in gross proceeds to the Company of not less than $10,000,000 prior to Closing, completion of which is itself a condition to Closing. If consummated, management believes the Merger, together with the associated Financing Transaction, would materially improve the Company’s liquidity position and its ability to fund operations beyond the actions described above. However, the Merger is subject to numerous closing conditions, including completion of the Financing Transaction and required shareholder approvals, and there can be no assurance that the Merger will be completed on the anticipated timeline, on the terms currently contemplated, or at all. Accordingly, management’s plan to address the Company’s going concern conditions does not rely on the completion of the Merger or the Financing Transaction.

Convertible Note Management

As of June 30, 2026, we had $3,135,000 in total convertible note principal outstanding, with a net carrying value of $2,949,000 after amortized debt issuance costs. We are evaluating options to reduce our outstanding convertible note obligations, including potential conversion into equity or repayment using proceeds from the Hudson Global equity line, either of which would reduce total debt and improve stockholders’ equity. Further details of our convertible notes are set out in Note 8 to these consolidated financial statements.

Pipeline Conversion to Revenue

As of June 30, 2026, our integrated project pipeline for SteraMist Integrated Systems (“SIS”), Hybrid, and Custom Engineered Systems (“CES”) totaled approximately $4.3 million across 13 customers, compared to approximately $3.0 million in November 2025. During the quarter, we secured a $440,000 annual purchase order for recurring decontamination services with a leading global medical technology company, providing quarterly professional iHP decontamination services for critical cleanroom and laboratory environments. These opportunities represent potential future revenue and are not committed orders or guarantees of future performance.

More broadly, the Company maintained a total sales pipeline of approximately $35 million, including approximately $8.6 million in advanced-stage opportunities, which management believes provides a meaningful source of future revenue growth. As of June 30, 2026, sales backlog totaled approximately $2.2 million and has subsequently increased to approximately $2.5 million, providing visibility into near-term revenue conversion from automated integrated systems, consumables, and recurring service revenue.

Cost Management

We reduced total operating expenses by $180,000, or 10%, and $428,000, or 12% during the three and six months ended June 30, 2026 compared to the same prior year period. We continue to actively manage controllable costs while preserving the technical and commercial capacity required to execute on our pipeline.

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

In July 2025, FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. We adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and did not elect the practical expedient. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or on the allowance for credit losses as of June 30, 2026.

NOTE 3. INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Finished goods	$2,336,582	$2,672,800
Raw materials & work-in-process	975,832	753,627
Inventory reserve	(500,000)	(500,000)
Total	$2,812,414	$2,926,427

The movements of inventory reserve were as follows:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Beginning reserve	$500,000	$1,100,000
Additions (provisions)	-	-
Write-offs / disposals	-	(600,000)
Ending reserve	$500,000	$500,000

The Company maintains an inventory reserve for excess, slow-moving, and obsolete inventory based on historical usage, forecasted demand, inventory aging, and product life cycle considerations. As of June 30, 2026 and December 31, 2025, our recorded reserve for obsolete inventory was $500,000 and $500,000, respectively. The reserve reflects historical accounting treatment and estimation methodologies established in prior fiscal periods under ASC 330 and SEC Staff Accounting Bulletin (SAB) Topic 5.BB. Under SAB Topic 5.BB, an inventory write-down establishes a new cost basis that cannot subsequently be written back up, regardless of subsequent operational improvements or changes in forward demand expectations. While the recorded allowance of $500,000 is maintained on the Condensed Consolidated Balance Sheet to satisfy GAAP accounting requirements regarding prior cost-basis adjustments, management continuously evaluates the underlying economic exposure of its inventory population. The Company will derecognize the associated carrying reserves as underlying inventory units are sold, consumed, or otherwise disposed of in the ordinary course of business. If actual demand for our products differs materially from our forecasts, or if future changes in our product offerings render existing inventory obsolete, additional write-downs may be required.

NOTE 4. VENDOR DEPOSITS

At June 30, 2026, and December 31, 2025, we maintained vendor deposits of $226,999 and $161,597, respectively, for open purchase orders for inventory.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Furniture and fixtures	$463,980	$458,652
Equipment	2,316,200	2,316,200
Vehicles	66,170	66,170
Computer and software	321,499	321,499
Leasehold improvements	393,381	393,381
Tenant improvement allowance	405,000	405,000
Total Property and Equipment	$3,966,230	$3,960,902
Less: Accumulated Depreciation	3,453,054	3,346,591
Property and equipment, net	$513,176	$614,311

For the three and six months ended June 30, 2026, depreciation was $42,039 and $86,866, respectively. For the three and six months ended June 30, 2025, depreciation was $62,022 and $123,766, respectively. For the three and six months ended June 30, 2026, and 2025, amortization of tenant improvement allowance was $9,798 and $19,597, respectively in both periods and was recorded as lease expense and included within general and administrative expense on the consolidated statement of operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks related to our Binary Ionization Technology. We amortize the patents over the estimated remaining lives of the related patents. The trademarks have an indefinite life. Amortization expense was $8,041 and $16,082 for the three and six months ended June 30, 2026, respectively. Amortization expense was $7,216 and $14,014 for the three and six months ended June 30, 2025, respectively.

	June 30,	December 31,
Definite life intangible assets consist of the following:	2026	2025
	(Unaudited)
Intellectual property and patents	$3,463,662	$3,449,482
Less: accumulated amortization	2,976,226	2,960,143
Patents, net	$487,436	$489,339

Indefinite life intangible assets consist of the following:
Trademarks	861,825	861,825
Total intangible assets, net	$1,349,261	$1,351,164

Approximate future amortization is as follows (rounded to nearest thousand):

Year Ended:
July 1 - December 31, 2026	$16,000
December 31, 2027	32,000
December 31, 2028	32,000
December 31, 2029	32,000
December 31, 2030	32,000
Thereafter	343,000
Total	$487,000

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

The balances for our operating lease where we are the lessee are presented as follows within our condensed consolidated balance sheet:

	As of	As of
	June 30,	December 31,
Operating leases:	2026	2025
	(Unaudited)
Assets:
Operating lease right-of-use asset	$280,026	$322,089

Liabilities:
Current portion of long-term operating lease	$151,421	$143,672
Long-term operating lease, net of current portion	292,906	370,591
Total right of use liability	$444,327	$514,263

The components of lease expense are as follows and are included within general and administrative expense on our condensed consolidated statement of operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
Operating lease expense	$39,329	$39,329	$78,657	$78,657

Supplemental cash flow information related to leases where we are the lessee is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
Cash paid for amounts included in	2026	2025	2026	2025
the measurement of lease liabilities	$44,109	$41,993	$86,934	$83,571

Other information related to leases where we are the lessee is as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
Weighted-average remaining lease term:
Operating leases	2.75	3.25
Discount rate:
Operating leases	7%	7%

As of June 30, 2026, the maturities of our operating lease liability are as follows:

Operating
Year ended:	Lease
July 1 - December 31, 2026	$88,219
December 31, 2027	180,407
December 31, 2028	185,820
December 31, 2029	34,841
Total minimum lease payments	489,287
Less: interest	44,960
Imputed value of lease obligations	444,327
Less: current portion	151,421
Long-term portion of lease obligations	$292,906

NOTE 8. CONVERTIBLE DEBT

As of June 30, 2026, the Company has two series of convertible promissory notes outstanding under separate Securities Purchase Agreements entered into in 2023 and 2025, respectively. The aggregate outstanding principal of both series is $3,135,000, carried as a long-term liability on the Consolidated Balance Sheet. Each series is described separately below. All per share and conversion prices have been adjusted for the Reverse Stock Split (See Note 9).

2023 Notes

During October and November 2023, we entered into a Securities Purchase Agreement (the “2023 SPA”) with certain accredited investors (collectively, the “Investors”) pursuant to which we agreed to sell and issue to the Investors in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $5,000,000 of Convertible Notes (the “2023 Notes”). As of June 30, 2026, we had issued and sold an aggregate principal amount of $2,600,000 of 2023 Notes to certain Investors pursuant to the 2023 SPA, convertible into an aggregate of 693,334 shares of Common Stock at a conversion price of $3.75 per share.

The 2023 Notes mature and are due on the fifth anniversary of the issuance date in October and November of 2028. The 2023 Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The 2023 Notes are convertible into shares of our Common Stock at the option of the holder at a fixed conversion price of $3.75 per share. In addition, we may require the Investors to convert the 2023 Notes at the $3.75 per share conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $4.65 per share or higher on any twenty (20) trading days within a thirty (30) day consecutive trading period, or if a “fundamental change” occurs (as defined in the 2023 SPA). For the avoidance of doubt, $4.65 is the stock price threshold that triggers the Company’s mandatory conversion right and is not itself a conversion price; the notes always convert at $3.75 per share. The 2023 Notes are unsecured and senior to other indebtedness, subject to certain exceptions.

2025 Notes

During 2025, we entered into Securities Purchase Agreements (the “2025 SPA”) with certain accredited investors pursuant to which we agreed to sell and issue, in one or more closings, up to an aggregate principal amount of $3,000,000 of Convertible Notes (the “2025 Notes”). Pursuant to the 2025 SPA, and as adjusted for the Company’s 1-for-3 reverse stock split effective July 20, 2026, the Company had issued an aggregate principal amount of $535,000 of 2025 Notes as of June 30, 2026, initially convertible into an aggregate of 142,667 shares of Common Stock at a conversion price of $3.75 per share. Approximately $2,465,000 remained available for issuance under the 2025 SPA as of June 30, 2026, subject to its terms and conditions.

The 2025 Notes mature and are due on the fifth anniversary of the respective issuance dates in 2030. The 2025 Notes bear simple interest at a rate of 12% per annum, payable in equal monthly installments. The 2025 Notes are convertible into shares of our Common Stock at the option of the holder at a fixed conversion price of $3.75 per share. In addition, we may require the Investors to convert the 2025 Notes at the $3.75 per share conversion price at any time after 90 days from the issue date if the Common Stock has a closing bid price of $4.65 per share or higher on any twenty (20) trading days within a thirty (30) day consecutive trading period, or if a “fundamental change” occurs (as defined in the 2025 SPA). For the avoidance of doubt, $4.65 is the stock price threshold that triggers the Company’s mandatory conversion right and is not itself a conversion price; the notes always convert at $3.75 per share. The 2025 Notes are unsecured and senior to other indebtedness, subject to certain exceptions.

Interest expense on the 2023 Notes was $78,000 and $156,000 for each of the three and six months ended June 30, 2026 and 2025. Interest expense on the 2025 Notes was $16,050 and $32,100 for the three and six months ended June 30, 2026, respectively. Interest expense on the 2025 Notes was $10,225 and $13,075 for the three and six months ended June 30, 2025, respectively (reflecting partial-year accrual from the respective issuance dates).

Total interest expense on convertible notes for the three and six months ended June 30, 2026 was $94,050 and $188,100, respectively. Total interest expense on convertible notes for the three and six months ended June 30, 2025 was $88,225 and $169,075, respectively.

Registration Rights

In connection with each of the 2023 SPA and the 2025 SPA, we entered into registration rights agreements with the respective Investors pursuant to which we agreed to register for resale the shares of Common Stock issuable upon conversion of the respective Notes. As of June 30, 2026, we have not filed a resale registration statement covering these shares. We are evaluating the timing and method of fulfilling our registration obligations under each agreement. Failure to satisfy our registration obligations within the timeframes specified in the respective registration rights agreements could result in the payment of liquidated damages or other penalties to the Investors, the amount of which we are unable to estimate at this time.

Debt Issuance Costs and Interest

Amortization of deferred financing costs was $18,323 and $36,646 for the three and six months ended June 30, 2026, respectively (compared to $18,023 and $34,294 in the prior year), which have been included with interest expense on the statement of operations and is being amortized on a straight-line basis over the life of the notes. Annual cash interest payable on the aggregate outstanding principal of $3,135,000 at 12% per annum is approximately $376,200, payable in equal monthly installments.

Convertible notes consist of the following at:

	June 30,	December 31,
	2026	2025
	(Unaudited)
2023 Notes	$2,600,000	$2,600,000
2025 Notes	535,000	535,000
Total convertible notes	$3,135,000	$3,135,000
Less: Debt issuance costs	(366,456)	(366,456)
Accumulated amortization	180,478	143,832
Debt issuance costs, net	(185,978)	(222,624)
Convertible notes, net	$2,949,022	$2,912,376

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

Reverse Stock Split

Terms of the Split

On July 20, 2026, the Company effected a 1-for-3 reverse stock split of its Common Stock and Series A Preferred Stock (the “Reverse Stock Split”), pursuant to authority granted by shareholders on June 4, 2026 and a ratio approved by the Board of Directors on May 19, 2026. Articles of Amendment effecting the Reverse Stock Split were filed with the Florida Secretary of State on July 17, 2026, effective July 20, 2026. Every three shares of Voting Stock outstanding immediately prior to the effective time were automatically converted into one share. The Reverse Stock Split did not change par value or the total number of authorized shares of Common Stock or Preferred Stock. No fractional shares were issued; fractional shares were instead rounded up to the nearest whole share at the individual shareholder account level, which may cause the aggregate post-Split share count to differ immaterially from the amount produced by applying the 1-for-3 ratio on an aggregate basis.

New CUSIP and Impact on Outstanding Options and Warrants

Our Common Stock continues to trade on The Nasdaq Capital Market under the symbol “TOMZ,” under a new CUSIP number, 890023302. The Reverse Stock Split also effected a proportionate reduction in the number of shares of Common Stock issuable upon exercise of our outstanding options and warrants, with a corresponding adjustment to each instrument’s exercise price.

Retroactive Restatement

All share and per share amounts (including shares outstanding, weighted average shares, and earnings per share) presented in the accompanying condensed consolidated financial statements have been retroactively restated for all periods presented, in accordance with ASC 260, Earnings Per Share, and ASC 855, Subsequent Events. As of June 30, 2026, prior to giving effect to the Reverse Stock Split, the Company had 24,427,465 shares of Common Stock outstanding; on a retroactively adjusted post-split basis, this amount is presented herein as 8,142,577 shares.

This retroactive treatment has also been applied to the presentation of Common Stock, Preferred Stock, and Additional Paid-in Capital as of June 30, 2026 and December 31, 2025, with the par value of the retired shares reclassified to Additional Paid-in Capital as if the Reverse Stock Split had occurred at the beginning of the earliest period presented. The Reverse Stock Split was legally effected on July 20, 2026; accordingly, the corresponding ledger reclassification entry will be recorded in the Company’s accounting records in the third quarter of 2026.

Common & Preferred Stock

Convertible Series A Preferred Stock

Our authorized Convertible Series A Preferred Stock, $0.01 par value, consists of 1,000,000 shares. As of June 30, 2026 and December 31, 2025, there were 21,250 shares issued and outstanding. The Convertible Series A Preferred Stock is convertible at the rate of one share of common stock for one share of Convertible Series A Preferred Stock.

Convertible Series B Preferred Stock

Our authorized Convertible Series B Preferred Stock, $1,000 stated value, 7.5% cumulative dividend, consists of 4,000 shares. As of June 30, 2026 and December 31, 2025, there were no shares issued and outstanding, respectively. Each share of Convertible Series B Preferred Stock may be converted (at the holder’s election) into two hundred shares of our common stock.

Common Stock

During January 2026, we issued 16,667 shares of Common Stock valued at approximately $40,000 to members of our Board - 10,000 shares related to the first quarter of 2026 and 6,667 shares which were accrued during the fourth quarter of 2025 (See Note 11 – Director Compensation).

During April 2026, we issued 10,000 shares of Common Stock valued at approximately $16,500 to members of our Board (See Note 11 – Director Compensation)

Note 9 (continued). Equity Purchase Agreement — Hudson Global Ventures, LLC

Terms of Agreement

On November 5, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Hudson Global Ventures, LLC (“Hudson Global”), pursuant to which the Company has the right, but not the obligation, to sell to Hudson Global up to $20,000,000 of shares of Common Stock over a 24-month Commitment Period. The terms and conditions of the Purchase Agreement, including pricing, the Exchange Cap, and the Commitment Shares, are described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The shares were issued pursuant to the Form S-3 registration statement (File No. 333-291563) and the prospectus supplement dated December 11, 2025. The Company intends to use the proceeds for working capital and general corporate purposes.

Exchange Cap Waiver

ELOC Purchase Agreement – Exchange Cap Waiver On June 4, 2026, in accordance with Section 607.0704 of the Florida Business Corporation Act, shareholders holding a majority of the Company’s outstanding voting power approved, by written consent, the issuance of shares of Common Stock to Hudson under the ELOC in excess of 4,043,018 shares (the “Exchange Cap”), representing 19.99% of the Company’s outstanding Common Stock as of the date the ELOC Purchase Agreement was executed. This approval permits the Company to direct sales of Purchase Shares to Hudson Global under the $20,000,000 ELOC Purchase Agreement in excess of the Exchange Cap in compliance with Nasdaq Listing Rule 5635(d). Pursuant to Rule 14c-2 of the Exchange Act, this corporate action became effective on June 25, 2026, twenty calendar days after the Company’s Information Statement on Schedule 14C was first mailed to shareholders of record on June 5, 2026.

During the six months ended June 30, 2026, pursuant to the ELOC, we issued an aggregate of 1,345,642 shares of Common Stock, generating aggregate gross proceeds of $2,105,381 and aggregate net proceeds of $1,943,099 (net of $162,282 in offering and issuance costs).

Share and per-share amounts have been retroactively adjusted to reflect the Company’s 1-for-3 reverse stock split effective July 20, 2026. Shares issued under the ELOC are presented on a post-reverse-split basis. The Exchange Cap of 4,043,018 shares reflects the pre-reverse-split shareholder approval obtained on June 4, 2026. Gross and net proceeds were unaffected by the reverse stock split.

Gross proceeds under the ELOC totaled $2,105,381 ($1,943,099 net of transaction costs). The Put dated 3/31/2026 was identified as having been processed in error and subsequently corrected, resulting in a $23,355 receivable from Hudson Global Ventures, LLC included within other current assets as of June 30, 2026. Excluding this $23,355 receivable, net cash proceeds received during the six months ended June 30, 2026 were $1,919,744.

Note 9 (continued). Option & Warrant tables & RSU’s

Stock Options

The following table summarizes stock options outstanding as of June 30, 2026:

	For the six months ended
	June 30, 2026 (Unaudited)
	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	245,847	$2.97
Granted	-	-
Exercised	-	-
Expired	(4,167)	13.20
Outstanding, end of period	241,680	$2.80

Options outstanding and exercisable by price range as of June 30, 2026 were as follows:

		Average Weighted
Outstanding Options		Remaining	Exercisable Options
		Contractual		Weighted Average
Range	Number	Life in Years	Number	Exercise Price
$2.13	2,347	1.56	2,347	$2.13
$2.25	75,000	7.88	75,000	$2.25
$2.40	833	1.57	833	$2.40
$2.55	70,000	6.58	70,000	$2.55
$3.36	90,000	5.56	90,000	$3.36
$5.79	3,500	0.46	3,500	$5.79
	241,680	6.45	241,680	$2.80

RSU Forfeiture — Former Chief Financial Officer

On May 11, 2026, the Company’s former Chief Financial Officer, David Vanston, passed away. As of the date of his death, Mr. Vanston held 22,222 shares (as adjusted for the Reverse Stock Split) of unvested RSUs granted under the 2016 Plan, which were subject to his continued service with the Company. In accordance with the terms of the award and the 2016 Plan, the unvested RSUs are now null and void. Compensation expense had been recognized only on the vested portion of the award; accordingly, the forfeiture did not require any adjustment to previously recognized stock-based compensation expense. Mr. Niroshan Srirathan was appointed Interim Chief Financial Officer effective May 16, 2026.

Stock Warrants

The following table summarizes the outstanding common stock warrants as of June 30, 2026:

	For the six months ended
	June 30, 2026 (Unaudited)
	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of period	868,130	$6.96
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	868,130	$6.96

Warrants outstanding and exercisable by price range as of June 30, 2026 were as follows:

Outstanding Warrants		Average Weighted Remaining	Exercisable Warrants
Exercise Price	Number	Contractual Life in Years	Number	Weighted Average Exercise Price
$1.92	10,417	7.39	10,417	$1.92
$2.40	41,667	7.58	41,667	$2.40
$2.88	145,833	6.48	145,833	$2.88
$5.04	478,240	0.25	478,240	$5.04
$6.54	57,389	0.25	57,389	$6.54
$12.00	9,584	3.82	9,584	$12.00
$20.85	125,000	4.26	125,000	$20.85

	868,130	2.35	868,130	$6.96

There were no unvested warrants outstanding as of June 30, 2026.

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

Product Liability

As of June 30, 2026, and December 31, 2025, there were no claims against us for product liability.

NOTE 11. CONTRACTS AND AGREEMENTS

Director Compensation

During the six months ended June 30, 2026, director agreements for non-employee members of our Board consisted of an annual cash fee of $20,000 ($5,000 per quarter) and issuance of 13,334 shares per annum of Common Stock (3,334 shares per quarter).

During the six months ended June 30, 2025, our previous director agreements for non-employee members of our Board consisted of an annual cash fee of $48,000 ($12,000 per quarter), with the exception of the audit committee chairperson, whose annual cash fee was $54,600 ($13,650 per quarter). Non-employee Director compensation also included an annual issuance of 6,667 shares of Common Stock.

Agreement for the Purchase and Sale of Future Receipts

Effective November 18, 2025, we entered into an agreement with Agile Capital Funding, LLC (“Agile”) pursuant to which we sold to Agile 15% of the proceeds of each future sale made by us (the “Future Receipts”) until Agile received an aggregate of $447,300 (the “Purchased Amount”). As consideration for the Purchased Amount, Agile paid us a purchase price of $315,000, less an origination fee of $15,000, for net proceeds of $300,000. Although the agreement was structured as a sale of future receipts, we determined that the arrangement has the economic characteristics of a borrowing and have accordingly accounted for it as debt under ASC 470-10-25.

The $132,300 excess of the Purchased Amount over the gross proceeds received was recorded as a debt discount presented as a direct reduction of the carrying value of the liability on the Consolidated Balance Sheet and was amortized as interest expense over the expected repayment period on a pro rata basis of monthly receipts. Weekly payments of $15,975, commencing December 3, 2025, were debited from our bank account and reconciled monthly against 15% of actual Future Receipts for the period.

The agreement was secured by a security interest in all of our present and future accounts receivable, evidenced by a UCC-1 financing statement, supported by a corporate guaranty of performance. The agreement contained a covenant prohibiting us from entering into any additional financing arrangements relating to our future receipts or accepting any cash advance from any other funding source while any balance remains outstanding. The agreement provided for prepayment in whole at our option at specified payoff amounts, with credit applied for payments already made.

As of June 30, 2026, the gross remaining balance under the agreement was $0, compared to $367,425 as of December 31, 2025, reflecting full repayment during the current period. During the six months ended June 30, 2026, we recognized $113,191 of interest expense related to this arrangement, which is included in our Consolidated Statements of Operations.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	As of	As of
	June 30,	December 31,
	2026	2025
	(Unaudited)
Commissions	$154,560	$174,783
Payroll and related costs (1)	779,914	533,817
Sales tax payable	2,143	1,653
Accrued purchases	472,545	-
Other accrued expenses and other current liabilities	116,239	150,450
	$1,525,401	$860,703

(1) Included within payroll and related costs is the accrual of earned but unpaid compensation to certain executive officers. As a cash conservation measure, certain members of executive management have not been paid their earned compensation in cash during the year. These obligations are fully accrued in accordance with ASC 710 and remain payable in accordance with the terms of the applicable employment arrangements. The Company intends to satisfy these obligations as operating cash flow permits. For further information regarding the compensation arrangements with the Company’s named executive officers, including the portion of salary earned but not paid in cash during fiscal 2025, see the Summary Compensation Table and related footnotes in Part III, Item 11 of the Company’s Form 10-K, as filed on March 31, 2026.

NOTE 13. INCOME TAXES

For the three and six months ended June 30, 2026, and 2025, our provision for income tax was $0. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized in accordance with FASB ASC Topic 740, Income Taxes. As of June 30, 2026, and December 31, 2025, we recorded federal and state valuation allowances of $10,053,000 and $9,719,000, respectively, which represents an increase of $334,000 for the portion of deferred tax assets that we do not expect to be realized. Management believes that based on the available information, it is more likely than not that the remaining U.S. deferred tax assets will not be realized, such that a 100% valuation allowance is required against U.S. deferred tax assets.

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

NOTE 14. CUSTOMER CONCENTRATION

The Company monitors customer concentration by identifying customers whose accounts receivable balances individually represent 10% or more of accounts receivable at the balance sheet date, and customers whose revenue for the fiscal year individually represents 10% or more of total revenue. The following sets forth the Company’s significant customer concentrations for the periods presented.

Accounts Receivable Concentration

As of June 30, 2026, two customers accounted for approximately 29% of the Company’s gross accounts receivable. As of December 31, 2025, two customers accounted for approximately 40% of the Company’s gross accounts receivable.

Revenue Concentration

For the three months ended June 30, 2026, two customers accounted for approximately 33% of the Company’s revenue. For the three months ended June 30, 2025, one customer accounted for approximately 10% of the Company’s revenue.

For the six months ended June 30, 2026, one customer accounted for approximately 11% of the Company’s revenue. There were no customers who accounted for 10% or more of net revenue for the six months ended June 30, 2025.

The increase in the concentration percentage was mainly due to a distributor that was onboarded during the first half of 2026 and additional CES-related projects undertaken this period.

The Company does not have any long-term purchase commitments with any of its significant customers, and there can be no assurance that these customers will continue to purchase the Company’s products and services at historical levels or at all. The loss of, or a significant reduction in purchases by, any one of these customers could have a material adverse effect on the Company’s revenue and results of operations. See Item 1A, Risk Factors, from our recently filed Form 10-K for further discussion of risks related to customer concentration and the absence of long-term customer contracts.

NOTE 15. SEGMENT REPORTING

The Company operates and is managed as a single operating and reportable segment pursuant to ASC 280. Our Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for allocating resources and assessing performance across the organization.

The Company derives its revenue primarily from the sale of equipment and services based on its proprietary BIT technology, both domestically and internationally. A disaggregation of revenue is presented in Note 2, Summary of Significant Accounting Policies, under Revenue Recognition.

There have been no changes to the Company’s segment structure during the three and six months ended June 30, 2026. For further information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

NOTE 16. SUBSEQUENT EVENTS

Reverse Stock Split

On July 20, 2026, the Company effected a the Reverse Stock Split, pursuant to authority granted by shareholders on June 4, 2026, and  the Board of Directors on May 19, 2026, with the 1-for-3 ratio approved by management pursuant to such authority. Articles of Amendment to amend the Company’s Restated Articles of Incorporation effecting the Reverse Stock Split were filed with the Florida Secretary of State on July 17, 2026, effective July 20, 2026. Reference Note 9 – Shareholders’ Equity for more details.

Amendment to Convertible Promissory Notes

On August 12, 2026, the Company entered into an Omnibus Amendment to Convertible Promissory Notes (the “Amendment”) with the holders of the 2023 Notes. The Amendment amended the fixed conversion price of the 2023 Notes from $3.75 to $1.50 per share, subject to adjustment in accordance with the terms of the 2023 Notes and as adjusted for the Reverse Stock Split.  Except as expressly amended by the Amendment, the terms and provisions of the 2023 Notes remain in full force and effect.

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

Quarterly Highlights

Business and Financial Update

The second quarter of 2026 delivered improved financial results, with revenue of approximately $2.25 million reflecting a 118% increase over the second quarter of 2025 and a 36% sequential increase over the first quarter of 2026. Growth was primarily driven by increased equipment, CES-related sales, and commercial service provider customers, partially offset by lower service revenue reflecting project completion timing. Total sales order backlog was $2.2 million as of June 30, 2026 (and has since expanded to $2.6 million), providing strong visibility into near-term revenue conversion.

Our intellectual property portfolio is a key strategic asset supporting our global market position. We hold or have pending over 45 utility or design patents worldwide, protecting both the methods and systems underlying our SteraMist® BIT™ platform, with U.S. patents extending through 2038. Recent additions include patents for backpack decontamination units, mobile carts, and enhanced applicator technology in the United States, alongside protections in diverse other countries including Singapore, Korea, Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, Romania, Slovenia, Sweden, Brazil, Mexico, United Kingdom, Israel, Japan and Australia. We continue to advance protections for further inventive enhancements to our technologies, including computer-automated biosecurity systems for decontamination of buildings in the United States, Japan and Europe; enhanced applicator technologies in the United States, Europe, China, Australia, and Korea; and food decontamination technology in the United States. In particular, we have recently obtained a Japanese patent protecting our inventive computer-automated biosecurity systems; and we have also obtained allowances for patents protecting our enhanced applicator technologies and systems in the United States. We are continuing to file new applications this year both in the United States and internationally for inventive technologies that lead in the biosecurity and decontamination fields.

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

In the second quarter of 2026, four key metrics delivered sustainable growth trends: BIT Solution sales, mobile equipment, single applicators—where TOMI’s patented iHP intellectual property resides—and support services, including qualification, acceptance testing, and training programs. The increases in applicator sales and support services stem directly from initiatives introduced in late 2024 and early 2025, further validating the Company’s strategic focus.

This growth clearly demonstrates that customers are expanding their deployment of our patented cold plasma technology. The applicator is a critical component that enables iHP to be utilized—whether paired with a mobile delivery system or installed in a permanent or semi-permanent configuration.

We only began emphasizing this strategy less than two years ago, and it builds on our consumable-driven model. In many ways, the applicator functions as a second “razor” in a razor-and-blade framework: it carries a longer replacement cycle than pure consumables such as BIT Solution, yet it has a significantly shorter sales cycle than full capital equipment when integrated accordingly. This allows TOMI to capture meaningful revenue and margin today while simultaneously locking in long-term, recurring BIT Solution demand.

Gross margin increased to 61.7% during the three months ended June 30, 2026, compared to 50% in the prior quarter and 65.7% in Q2 2025. Growth in recurring high-margin BIT Solution consumable and applicator sales continues to support long-term margin strength. Operating expenses decreased $180,000 or 10%, to $1.63 million compared to $1.81 million in the second quarter of 2025, reflecting disciplined cost management across selling, professional, and general and administrative costs.

During the second quarter of 2026, we delivered first set of iHP decontamination chambers for use on medical devices marking an important milestone for the Company.  This chamber integration is an advancement in our technology platform and enables us to formally advance for our 510(k)-submission process with the U.S. Food and Drug Administration.

During the quarter, we further strengthened our registration portfolio increasing approvals to eleven countries between the European Union and United Kingdom, and continued progress toward NSF certification for Biosafety Cabinet decontamination. The Company delivered and installed another fully automated custom system in the United Kingdom – the second pharmaceutical company in the region to implement our CES product line.  We expect our UK partner announced earlier in the year, Total Clean Air or TCA, to drive further adoption in the near term across markets.

In the healthcare sector, we have seen growing adoption of iHP technology by Special Pathogen Units throughout the first half of 2026, with additional opportunities developing for the second half of the year. These units, which manage high-consequence infectious diseases, require rapid, validated, and comprehensive decontamination of rooms, equipment, and personal protective equipment.

In the Food Safety market, we have been granted a new unconditional registration for AgriMist, TOMI’s fourth Environmental Protection Association (EPA) label registration.  This expanded label significantly broadens our approved use sites to include a wide range of food safety applications.

TOMI continues to expand its presence in the defense sector, having recently received approvals from defense contractors in Korea and defense agencies in Canada. While confidentiality agreements limit the disclosure of specific details, these relationships represent multi-year efforts with significant long-term potential with a very detailed strategic plan and specific to these two accounts we have been in contact with for years.

In addition, TOMI has authorized a local representative to distribute for the Defense Logistics Agency (DLA), which manages the global defense supply chain for the U.S. military services and allied partners. This partnership, established in the second quarter, is expected to streamline and accelerate government procurement of SteraMist iHP technology.

SteraMist was named Disinfection and Decontamination Products Company of the Year for 2026 by Medical Tech Outlook, representing a back-to-back global award for the brand.

Agreement and Plan of Merger with Carbonium Core, Inc.

On June 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carbonium Core, Inc., a Delaware corporation (“Carbonium”), and TOMZ Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into Carbonium (the “Merger”), with Carbonium continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), Carbonium stockholders will receive (i) shares of the Company’s common stock equal to 19.99% of the Company’s outstanding common stock immediately prior to the Closing and (ii) shares of a newly designated Series C Preferred Stock, in each case allocated pro rata based on their respective ownership of Carbonium. Upon conversion of the Series C Preferred Stock, the former Carbonium stockholders will hold no less than 90% of the Company’s capital stock on a fully converted basis. Following the Closing, the Company will seek any shareholder approval required under Nasdaq Listing Rule 5635 for the conversion of the Series C Preferred Stock into common stock, as well as shareholder approval for a change of the Company’s name to “Carbonium Core, Inc.” The Series C Preferred Stock may not be converted into common stock in excess of the limitations imposed by Nasdaq Listing Rule 5635 unless and until the required shareholder approval has been obtained.

The Merger Agreement also contemplates a financing transaction to be completed prior to the Closing that will result in gross proceeds to the Company of not less than $10.0 million, and completion of such financing is a condition to the Closing. Following the Closing, the Company is required to seek shareholder approval for the conversion of the Series C Preferred Stock into shares of the Company’s common stock to the extent required under Nasdaq Listing Rule 5635, as well as approval of a change in the Company’s name to “Carbonium Core, Inc.” The Closing is expected to occur during the third quarter of 2026 and remains subject to the completion of the financing transaction, the receipt of required approvals and the satisfaction or waiver of the other conditions set forth in the Merger Agreement. For more information regarding the Merger Agreement and the transactions contemplated thereby, refer to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2026.

Business Highlights and Recent Events

•	On April 27, 2026, TOMI reported strong interest in its solutions at INTERPHEX 2026, reflecting broader market awareness and acceptance of its products, and noted the event helped position the Company to build on previously reported Q1 revenue and backlog.

•	On April 29, 2026, TOMI announced a strategic pivot toward autonomous systems, targeting the $70 billion U.S. drone and defense budget with autonomous SteraMist iHP decontamination capability.

•	On May 7, 2026, TOMI’s Binary Ionization Technology received formal approval from four additional European Union member states, extending the Company’s EU authorizations ahead of the broader registration progress later reported in the July 29 release.

•	On May 8, 2026, alongside its Q1 2026 financial results, TOMI announced a non-binding Letter of Intent to merge with Carbonium Core, Inc., the precursor to the definitive merger agreement signed June 28, 2026. The May 8 release also described the transaction as establishing a domestic platform in advanced graphite addressing a $13–15 billion global graphite industry.

•	On May 27, 2026, TOMI highlighted expanded commercial relevance for SteraMist amid rising global concerns tied to a CDC-published hantavirus study and escalating Ebola outbreak activity.

•	On June 28, 2026, we signed a definitive merger agreement with Carbonium Core, Inc., a U.S.-based advanced materials company specializing in nuclear-grade graphite for 4th-generation nuclear reactors, including small modular reactors. The transaction is intended to diversify our business by combining Carbonium’s domestic platform for nuclear-grade graphite, graphene, and lithium materials with our existing SteraMist decontamination business, and remains subject to customary closing conditions, including stockholder approval.

Post-Quarter Developments:

•	We reaffirmed our expectation to achieve revenue of at least $12 million for fiscal 2026, confirmed a $35 million sales pipeline with approximately $8.6 million in advanced stages, and reported continued progress on the Carbonium Core merger, European regulatory expansion, and defense-sector engagement, including with defense contractors in Korea and defense agencies in Canada, and a planned partnership with the U.S. Defense Logistics Agency.

•	The U.S. Environmental Protection Agency granted a new unconditional registration for SteraMist® (BIT®) – AgriMist (EPA Reg. No. 90150-4), expanding labeled use sites to include post-harvest food safety applications, cannabis and hemp cultivation, and greenhouse and hydroponic agriculture, including post-harvest treatment of raw agricultural commodities.

•	TOMI and Carbonium Core announced results from a multi-element assay of an initial sample from the project underlying the pending merger, which returned elevated concentrations of rare earth elements together with meaningful levels of several industrially important minerals and metals, supporting continued evaluation of the project as a potential domestic source of critical minerals.

The following overview summarizes key factors affecting the Company’s financial performance for the three and six months ended June 30, 2026 compared to the Company’s Consolidated Balance Sheet as of December 31, 2025 and should be read in conjunction with the selected financial metrics presented below.

Financial Operations Overview (in thousands)	June 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$322	$88	$234
Accounts receivable, net	$1,890	$689	$1,201
Inventories, net (Note 3)	$2,812	$2,926	$(114)
Working capital	$1,818	$1,024	$794
Total shareholders’ equity	$1,428	$589	$839
Total debt (convertible notes)	$2,949	$2,912	$37

The following tables summarize selected financial metrics based on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2026 compared to June 30, 2025 and provides a high-level overview of the Company’s operating performance.

	For the Three Months Ended
Key financial metrics (in thousands, except per share data)	June 30, 2026	June 30, 2025	Change
Revenue	$2,247	$1,031	$1,216
Gross profit	$1,385	$677	$708
Operating expenses	$1,629	$1,809	$(180)
Loss from operations	$(244)	$(1,132)	$888
Net loss	$(382)	$(1,237)	$855
Basic and diluted loss per share	$(0.05)	$(0.19)	$0.14

	For the Six Months Ended
Key financial metrics (in thousands, except per share data)	June 30, 2026	June 30, 2025	Change
Revenue	$3,901	$2,608	$1,293
Gross profit	$2,217	$1,629	$588
Operating expenses	$3,088	$3,516	$(428)
Loss from operations	$(871)	$(1,887)	$1,016
Net loss	$(1,193)	$(1,493)	$300
Basic and diluted loss per share	$(0.17)	$(0.22)	$0.05

The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following table presents our results of operations for the three and six months ended June 30, 2026, and 2025, together with the changes between the periods. The discussion below addresses the significant factors contributing to the changes in our results of operations.

	For the Three Months Ended
Results of operations (in thousands)	June 30, 2026	June 30, 2025	Change
Revenue	$2,247	$1,031	$1,216
Cost of sales	862	354	508
Gross profit	$1,385	$677	$708
Operating expenses:
Professional fees	$342	$184	$158
Depreciation and amortization	50	69	(19)
Selling expenses	228	240	(12)
Research and development	38	84	(46)
Consulting fees	177	63	114
General and administrative	794	1,169	(375)
Total operating expenses	$1,629	$1,809	$(180)
Income (Loss) from operations	$(244)	$(1,132)	$888
Other income (expense)	(138)	(105)	(33)
Provision for income taxes	-	-	-
Net loss	$(382)	$(1,237)	$855
Basic net loss per share	(0.05)	(0.19)	0.14
Basic and diluted loss per share	(0.05)	(0.19)	0.14

	For the Six Months Ended
Results of operations (in thousands)	June 30, 2026	June 30, 2025	Change
Revenue	$3,901	$2,608	$1,293
Cost of sales	1,684	979	705
Gross profit	$2,217	$1,629	$588
Operating expenses
Professional fees	$525	$403	$122
Depreciation and amortization	103	138	(35)
Selling expenses	425	487	(62)
Research and development	95	129	(34)
Consulting fees	242	142	100
General and administrative	1,698	2,217	(519)
Total operating expenses	$3,088	$3,516	$(428)
Loss from operations	$(871)	$(1,887)	$1,016
Other income (expense)	(322)	394	(716)
Provision for income taxes	-	-	-
Net loss	$(1,193)	$(1,493)	$300
Basic net loss per share	(0.17)	(0.22)	0.05
Basic and diluted loss per share	(0.17)	(0.22)	0.05

	For the Three Months Ended
Revenue by type (in thousands)	June 30, 2026	June 30, 2025	Change
Product revenue	$1,858	$653	$1,205
Service revenue	389	378	11
Total revenue	$2,247	$1,031	$1,216

	For the Three Months Ended
Geographic revenue (in thousands)	June 30, 2026	June 30, 2025	Change
United States	$1,908	$822	$1,086
International	339	209	130
Total	$2,247	$1,031	$1,216

	For the Six Months Ended
Revenue by type (in thousands)	June 30, 2026	June 30, 2025	Change
Product revenue	$3,168	$1,653	$1,515
Service revenue	733	955	(222)
Total revenue	$3,901	$2,608	$1,293

	For the Six Months Ended
Geographic revenue (in thousands)	June 30, 2026	June 30, 2025	Change
United States	$3,155	$2,014	$1,141
International	746	594	152
Total	$3,901	$2,608	$1,293

For the three months ended June 30, 2026, revenue was $2,247,000 compared to $1,031,000 in the prior period, an increase of $1,216,000, or 118%. For the six months ended June 30, 2026, revenue was $3,901,000 compared to $2,608,000 in the prior period, an increase of $1,293,000, or 50%. Product revenue increased $1,516,000 (92%), driven by higher equipment and CES-related sales. Service revenue decreased $223,000 (23%), reflecting the timing of decontamination project completions and service engagements in the period.

Domestic revenue increased $1,141,000 (57%), driven by higher equipment and CES-related sales. International revenue increased $152,000 (26%), reflecting the onboarding of new customers in the UK.

	For the Three Months Ended
Cost of sales and gross profit (in thousands)	June 30, 2026	June 30, 2025	Change
Revenue	$2,247	$1,031	$1,216
Cost of sales	862	354	508
Gross profit	$1,385	$677	$708
Gross margin	61.7%	65.7%	-

	For the Six Months Ended
Cost of sales and gross profit (in thousands)	June 30, 2026	June 30, 2025	Change
Revenue	$3,901	$2,608	$1,293
Cost of sales	1,684	979	705
Gross profit	$2,217	$1,629	$588
Gross margin	56.8%	62.5%	-

Gross margin decreased from 65.7% to 61.6% and from 62.5% to 56.8% for the three and six months ended June 30, 2026, respectively, compared to the prior period. The decrease reflects strategic price discounts to drive equipment adoption. Management views these factors as temporary, as growth in recurring high-margin BIT Solution consumable sales is expected to support margin recovery in future periods.

	For the Three Months Ended
Operating expenses (in thousands)	June 30, 2026	June 30, 2025	Change
Professional fees	$342	$184	$158
Depreciation and amortization	50	69	(19)
Selling expenses	228	240	(12)
Research and development	38	84	(46)
Consulting fees	177	63	114
General and administrative	794	1,169	(375)
Total operating expenses	$1,629	$1,809	$(180)

	For the Six Months Ended
Operating expenses (in thousands)	June 30, 2026	June 30, 2025	Change
Professional fees	$525	$403	$122
Depreciation and amortization	103	138	(35)
Selling expenses	425	487	(62)
Research and development	95	129	(34)
Consulting fees	242	142	100
General and administrative	1,698	2,217	(519)
Total operating expenses	$3,088	$3,516	$(428)

Total operating expenses decreased $180,000 and $428,000 for the three and six months ended June 30, 2026 compared to the prior year period. The decrease was primarily driven by lower general and administrative expenses of $375,000 and $519,000, respectively, reflecting reduced credit loss expense, offset by an increase in professional fees due to various transactions undertaken in the current period, including our recent plan of merger, stock split and Schedule 14C filings. While management continues to actively manage costs, revenue growth remains the primary driver of the Company’s path to profitability.

Liquidity and Capital Resources

Liquidity metrics (in thousands)	June 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$322	$88	$234
Accounts receivable, net	$1,890	$689	$1,201
Inventories, net (Note 3)	$2,812	$2,926	$(114)
Working capital	$1,818	$1,024	$794
Total shareholders’ equity	$1,428	$589	$839
Total debt - convertible notes	$2,949	$2,912	$37
Accumulated deficit	$(59,245)	$(58,052)	$(1,193)

As of June 30, 2026, we had cash and cash equivalents of approximately $322,000 and working capital of approximately $1.8 million, compared to cash and cash equivalents of approximately $88,000 and working capital of approximately $1.0 million at December 31, 2025. For the six months ended June 30, 2026, we incurred a net loss of approximately $1,193,000. Our accumulated deficit as of June 30, 2026 was approximately $59.2 million.

These conditions raise substantial doubt about our ability to continue as a going concern within the next twelve months after the date these financial statements are issued. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to our condensed consolidated financial statements for further discussion of the going concern assessment.

The approximately $0.8 million increase in working capital during the six months ended June 30, 2026 was primarily attributable to net proceeds of approximately $1.9 million received under the Company’s Equity Line of Credit, partially offset by the net loss incurred during the period and cash used in operating activities of approximately $1.3 million. Accounts receivable increased by approximately $1.2 million, primarily reflecting increased sales activity during the second quarter of 2026. Cash and cash equivalents increased by approximately $234,000 and inventories decreased by approximately $114,000. Accounts payable and accrued expenses increased by approximately $788,000, primarily reflecting higher business activity levels, increased accrued payroll and purchases, and professional fees associated with the Company’s strategic and financing initiatives.

Equity Purchase Agreement — Hudson Global Ventures, LLC

On November 5, 2025, the Company entered into a Purchase Agreement with Hudson Global, pursuant to which the Company has the right, but not the obligation, to sell to Hudson Global up to $20,000,000 of shares of Common Stock over a 24-month Commitment Period. See Note 9 for additional information on the Purchase Agreement.

During the six months ended June 30, 2026, pursuant to the ELOC, we issued 1,345,642 shares of Common Stock and received aggregate net proceeds of $1,919,744. The shares were issued pursuant to the Form S-3 registration statement (File No. 333-291563) and the prospectus supplement dated December 11, 2025. The Company intends to use the proceeds for working capital and general corporate purposes.

Management’s Plan to Address Going Concern

For a full discussion of management’s plan to address the going concern conditions, including the ELOC, shelf registration, stock split, merger, convertible note management, pipeline conversion and cost management initiatives, refer to Note 2 to our condensed consolidated financial statements.

Debt and Contractual Obligations

Our outstanding debt consists of $3,135,000 in convertible notes at 12% per annum, maturing 2028–2030. Full terms are disclosed in Note 8 to our condensed consolidated financial statements.

A breakdown of our statement of cash flows for the six months ended June 30, 2026 and 2025 is provided below:

Cash flows for the period (in thousands)	June 30, 2026	June 30, 2025	Change
Net cash (used) in operating activities	$(1,299)	$(463)	$(836)
Net cash (used) in investing activities	(19)	(67)	48
Cash provided by financing activities	1,552	435	1,117
Net increase (decrease) in cash	$234	$(95)	$329

Operating Activities

Net cash (used in) operating activities was ($1,299,000) for the six months ended June 30, 2026, compared to ($463,000) in the prior year period, primarily driven by an increase in accounts payable and accrued expenses, partially offset by the net loss of approximately $1,193,000.

Investing Activities

Net cash (used in) investing activities was ($19,000) for the six months ended June 30, 2026, consisting of equipment purchases and a new patent granted in Japan. Net cash (used in) investing activities was ($67,000) for the six months ended June 30, 2025, consisting of equipment purchases and various international patents and trademarks.

Financing Activities

Net cash provided by financing activities was $1,552,000 for the six months ended June 30, 2026, compared to $435,000 in the prior year period which was raised through convertible note issuances. For the six months ended June 30, 2026, net financing activities reflected ELOC proceeds of $1,919,744 net of issuance costs offset by repayments of $367,000 on the sale of future receipts agreement with Agile Capital.

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

Going Concern Assessment

The assessment of our ability to continue as a going concern is the most significant judgment reflected in our financial statements for the six months ended June 30, 2026. Under ASC 205-40, management is required to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation requires management to consider all available information about the future, including the Company’s projected cash flows, planned capital raising activities, anticipated operating improvements, and the probability and timing of successfully executing those plans.

For the six months ended June 30, 2026, we recorded a net loss of approximately $1,193,000. As of June 30, 2026, we had approximately $322,000 of cash and cash equivalents and an accumulated deficit of approximately $59.2 million. Based on these conditions, management concluded that substantial doubt exists about our ability to continue as a going concern within one year after the issuance of these financial statements. Management’s conclusion is based on projected cash flows that assume successful execution of our capital raising plans, including continued drawdowns under our convertible note facilities and the potential utilization of the $20 million ELOC with Hudson Global Ventures, LLC entered into in November 2025, as well as anticipated revenue growth from our active commercial pipeline. If our assumptions regarding capital availability, revenue timing or operating costs prove incorrect, the Company’s liquidity position could deteriorate more rapidly than projected, and there can be no assurance that the going concern doubt will be resolved within the anticipated timeframe. See Note 2 to the consolidated financial statements for further discussion.

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

We also record estimated allowances for sales returns, determined by using a specific identification method based on subsequent return activity and historical averages. As of June 30, 2026 and December 31, 2025, we recorded allowances of $76,621 and $47,844, respectively.

As of June 30, 2026 and December 31, 2025, deferred revenue totaled approximately $431,000 and $424,000, respectively, representing contracted amounts for which performance obligations had not yet been satisfied. The increase in deferred revenue reflects growth in our SIS and CES project pipeline and the timing of project milestones. Changes in assumptions regarding the timing of project completion or customer acceptance could affect the amount and timing of revenue recognized in future periods.

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

As of June 30, 2026, net accounts receivable totaled $1,890,105 compared to $689,153 as of December 31, 2025. The increase reflects higher revenue levels in the current period. Management exercises judgment in determining the appropriate allowance for credit losses, and changes in the creditworthiness of our customers, deterioration in economic conditions, or the loss of a significant customer relationship could result in allowance adjustments that materially affect our results of operations in a given period.

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

As of June 30, 2026 and December 31, 2025, our recorded reserve for obsolete inventory was $500,000 and $500,000, respectively. The carrying reserve of $500,000 as of June 30, 2026 reflects historical accounting treatment and estimation methodologies established in prior fiscal periods under ASC 330 and SEC Staff Accounting Bulletin (SAB) Topic 5.BB. Under SAB Topic 5.BB, an inventory write-down establishes a new cost basis that cannot subsequently be written back up, regardless of subsequent operational improvements or changes in forward demand expectations. While the recorded allowance of $500,000 is maintained on the Condensed Consolidated Balance Sheet to satisfy GAAP accounting requirements regarding prior cost-basis adjustments, management continuously evaluates the underlying economic exposure of its inventory population. Based on recent operational developments—including year-to-date unit depletion, internal conversion of equipment to active customer configurations, and expanding commercial pipeline conversion—The Company will derecognize the associated carrying reserves as underlying inventory units are sold, consumed, or otherwise disposed of in the ordinary course of business. If actual demand for our products differs materially from our forecasts, or if future changes in our product offerings render existing inventory obsolete, additional write-downs may be required.

Long-Lived Assets Including Acquired Intangible Assets

We assess long-lived assets, including property and equipment and acquired intangible assets, for potential impairment at the end of each fiscal year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment charge recognized equals the amount by which the carrying value exceeds the asset’s estimated fair value, which we determine using an income approach based on an internally developed discounted cash flow model. Key assumptions in this model include projected revenues and operating expenses, long-term growth rates, and estimated discount rates. These assumptions are based on our historical experience, industry data, and management’s expectations about future business conditions.

We noted no long-lived asset impairment charges for the three and six months ended June 30, 2026 and 2025. Management’s impairment analysis considered the going concern conditions described above and concluded that projected undiscounted cash flows, based on our current operating plan and capital raising assumptions, continue to support the carrying values of our long-lived assets. Changes in our revenue outlook, discount rates or other key assumptions could result in impairment charges in future periods.

Convertible Notes and Debt Discount

As of June 30, 2026, we had outstanding convertible notes with an aggregate principal balance of approximately $3.1 million, net of amortized debt discount and issuance costs of approximately $186,000, resulting in a carrying value of approximately $2.9 million. Our convertible notes were issued under two separate securities purchase agreements — the 2023 SPA, under which $2.6 million of notes were issued, and the 2025 SPA, under which up to $3.0 million of additional notes may be issued, of which $535,000 had been issued as of June 30, 2026. The notes bear interest at 12% per annum, are convertible at the option of the holder at $3.75 per share and mature on the fifth anniversary of their respective issuance dates.

The conversion features embedded in the 2023 Notes and 2025 Notes are considered clearly and closely related to the host debt instruments and do not require bifurcation under ASC 815. No modifications to the terms of the existing notes occurred during the three and six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, we recognized approximately $90,000 of stock-based compensation expense, including shares issued to directors and equity compensation expense. Changes in the assumptions used in the Black-Scholes model, or modifications to existing awards, could result in materially different fair value estimates and compensation expense amounts.

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

We recorded no income tax expense or benefit for the three and six months ended June 30, 2026 and 2025 due to our net operating losses and the maintenance of a full valuation allowance against our net deferred tax assets. As of June 30, 2026, our total valuation allowance was approximately $10,053,000, an increase of approximately $334,000 from $9,719,000 as of December 31, 2025, primarily reflecting additional deferred tax assets arising from current-period losses. As of December 31, 2025, we had available federal net operating loss carryforwards of approximately $28,310,000 and state net operating loss carryforwards of approximately $25,784,000. Net operating losses generated after December 31, 2017 carry forward indefinitely; those generated prior to 2018 expire at various dates through 2037. NOLs generated after 2017 carry forward indefinitely but are limited to offset 80% of taxable income in any given year.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current-classified accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and did not elect the practical expedient. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or on the allowance for credit losses as of June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because we have identified a material weakness in our internal control over financial reporting as discussed below, and such material weakness has not been remediated as of June 30, 2026. Our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of June 30, 2026, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

Remediation - Progress and Actions Taken

Management, with oversight from our Audit Committee, implemented specific remediation actions during fiscal year 2026 which are fully disclosed in our previously filed Form 10-K. We continue to monitor and track progress on a quarterly basis in the following areas:

•	Finance Leadership Transition: Appointed an Interim Chief Financial Officer to lead the finance function following the passing of our former Chief Financial Officer in May 2026.

•	Strengthened Accounting Team & Expertise: Enhanced in-house CPA oversight over technical accounting, financial reporting, CECL reserves (ASC 326), and internal controls, directly addressing prior control deficiencies.

•	Written Accounting Policies & Close Procedures: Updated written accounting policies and procedures, including comprehensive controls documentation each period and improved processes for quarter-end close and revenue recognition (ASC 606).

•	Enhanced Technical Research Capabilities: Integrated AI-assisted technical research tools to support complex U.S. GAAP research and financial statement disclosures.

•	Inventory Control & Physical Counts: Established and enforced monthly physical inventory counts and formalized quarterly reserve review procedures for slow-moving and excess inventory under ASC 330.

•	Cash Management & Monitoring: Maintained a 13-week rolling cash flow forecast and daily bank reconciliations to strengthen treasury monitoring and liquidity tracking.

•	Organizational Restructure & Staff Alignment: Conducted a thorough staff review and organizational restructure, establishing an additional layer of management oversight to enhance supervision, realign roles, and enforce proper segregation of duties within the accounting and finance function.

•	Continued Training & Third-Party Technical Support: Expanded technical accounting training and retained third-party advisory support for complex reporting topics

•	Executive Oversight & Reserve Monitoring: Instituted weekly executive finance meetings to actively track cash management, evaluate liquidity, and perform ongoing reviews of key management estimates, including inventory and CECL reserves (with ongoing Q3 initiatives focused on updating ERP user access controls).

While the material weaknesses had not been fully remediated as of June 30, 2026, management believes the actions taken to date represent meaningful progress in addressing the identified control deficiencies. Full remediation will require operating these enhanced controls for a sufficient period of time and testing their operational effectiveness. Management and the Audit Committee will continue to evaluate and test our internal financial reporting controls throughout fiscal year 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026 and except as disclosed above regarding the material weaknesses and related remediation plans, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on May 15, 2026, and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

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

We are currently subject to a Nasdaq delisting proceeding relating to two concurrent Nasdaq deficiencies. On November 17, 2025, we received a deficiency notice that our closing bid price had been below the minimum $1.00 per share requirement under Nasdaq Listing Rule 5550(a)(2) for 30 consecutive business days (the “Bid Price Requirement”). We had until May 18, 2026, to regain compliance, but did not regain compliance by that date.

Additionally, as of June 30, 2026, the Company's total stockholders' equity was $1,428,436, which was below the $2,500,000 minimum required under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). On November 21, 2025, the Company received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market notifying the Company that, based on its Form 10-Q for the period ended September 30, 2025, which reported stockholders’ equity of $2,206,482, the Company no longer complied with the Minimum Equity Requirement, and that the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. We submitted a compliance plan within the required 45-day period; however, we did not regain compliance with the Minimum Equity Requirement by May 18, 2026.

On May 19, 2026, the Company received a letter from the Staff notifying the Company that, because it failed to regain compliance with each of the Bid Price Requirement and Minimum Equity Requirement, the Common Stock will be delisted from Nasdaq. The Company appealed the Staff’s delisting determination to a Nasdaq Hearings Panel, which stayed any further delisting action through the hearing and any extension the Hearings Panel may grant. On June 30, 2026, a hearing was held before the Nasdaq Hearings Panel and the Company is currently awaiting the Nasdaq Hearings Panel’s decision.

In the event that we are unsuccessful in the Staff’s delisting determination to the Nasdaq Hearings Panel, or we fail to satisfy any conditions or requirements imposed by the Nasdaq Hearings Panel in connection with any extension that may be granted, we will be delisted from Nasdaq, and the value of your shares may be materially adversely affected, which would impair your ability to sell or purchase your shares when you wish to do so.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. The Closing is expected to take place during the third quarter of 2026, subject to the satisfaction or waiver of the closing conditions under the Merger Agreement. There can be no assurance that the Merger will be completed. If the Merger is not completed for any reason, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•

we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;

•

we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;

•

we will still be required to pay costs relating to the Merger, such as legal, accounting, financial advisory and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;

•

completion of the Merger is conditioned upon completion of the Financing Transaction (as defined in the Merger Agreement) resulting in gross proceeds to the Company of not less than $10,000,000 prior to the Closing, and there can be no assurance that the Financing Transaction will be completed;

•	Carbonium may terminate the Merger Agreement if our Common Stock is delisted from The Nasdaq Capital Market prior to the Closing;
•

while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including requirements to use commercially reasonable efforts to conduct our business and operations in the ordinary course of business and restrictions on certain actions without Carbonium’s prior written consent, which could prevent us from taking certain actions with respect to our business that we may otherwise consider advantageous;

•

while the Merger Agreement is in effect, we are subject to restrictions on our ability to solicit, initiate or knowingly encourage certain acquisition proposals or inquiries or enter into certain alternative acquisition transactions, subject to the terms and exceptions set forth in the Merger Agreement, which could prevent us from pursuing other strategic opportunities; and

•

matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our Common Stock reflects an assumption that the Merger will be completed.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Arrangements

To the best of the Company’s knowledge during the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to Convertible Promissory Notes

On August 12, 2026, the Company entered into an the Amendment with the holders of the 2023 Notes. The Amendment amended the conversion price of the Notes from $3.75 to $1.50 per share, subject to adjustment in accordance with the terms of the Notes.

Except as expressly amended by the Amendment, the terms and provisions of the Notes remain in full force and effect.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMI ENVIRONMENTAL SOLUTIONS, INC.

Date: August 14, 2026	By:	/s/ HALDEN S. SHANE
Halden S. Shane
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ NIROSHAN Srirathan
Niroshan Srirathan
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 28, 2026 by and between TOMI Environmental Solutions, Inc., Carbonium Core, Inc., and TOMZ Merger Sub, Inc.	Form 8-K	001-39574	June 29, 2026	2.1
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

